Form 10-Q
period 2020-09-30
Root, Inc.
filed 2020-12-02
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

Commission File Number:001-39658
ROOT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-2717903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
80 E. Rich Street, Suite 500 Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)
(866) 980-9431
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	ROOT	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 24, 2020, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 59,443,588, and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 191,354,938.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to retain existing customers and acquire new customers;
•our expectations regarding our future financial performance, including total revenue, gross profit, adjusted gross profit, direct loss ratio, marketing costs, direct LAE ratio, quota share levels and expansion of our renewal premium base;
•the impact of the COVID-19 pandemic;
•our goal to be licensed in all states in the United States and the timing of obtaining additional licenses;
•the accuracy and efficiency of our telematics and behavioral data, and our ability to gather and leverage additional data;
•our ability to underwrite risks accurately and charge profitable rates;
•our ability to maintain our business model and improve our capital and marketing efficiency;
•our ability to drive improved conversion and decrease the cost of customer acquisition;
•our ability to maintain and enhance our brand and reputation;
•our ability to effectively manage the growth of our business;
•our ability to improve our product offerings, introduce new products and expand into additional insurance lines;
•our ability to cross sell our products and attain greater value from each customer;
•our lack of operating history and ability to attain profitability;
•our ability to compete effectively with existing competitors and new market entrants in our industry;
•future performance of the markets in which we operate;
•our ability to operate a “capital-light” business and obtain and maintain reinsurance contracts;
•our ability to expand our distribution channels through additional partnership relationships, digital media and referrals;
•our ability to protect our intellectual property and any costs associated therewith;
•our ability to expand domestically and internationally;
•our ability to raise additional capital;
•our ability to meet risk-based capital requirements;
•our ability to stay in compliance with laws and regulation that currently apply or become applicable to our business; and

•the growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made and we undertake no obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
Unless the context otherwise indicates, references in this report to the terms “Root,” “the Company,” “we,” “our” and “us” refer to Root, Inc. and its subsidiaries.

We may announce material business and financial information to our investors using our investor relations website (ir.joinroot.com). We therefore encourage investors and others interested in Root to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls.

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	September 30,	December 31,
	2020	2019
	(in millions, except par value )
Assets
Investments:
Fixed maturities available-for sale, at fair value (amortized cost: $216.4 and $118.7 at September 30, 2020 and December 31, 2019, respectively)	$222.0	$119.3
Short-term investments (amortized cost: $2.5 and $3.5 at September 30, 2020 and December 31, 2019, respectively)	2.5	3.5
Total investments	224.5	122.8
Cash and cash equivalents	217.8	391.7
Restricted cash	1.0	24.9
Premiums receivable, net of allowance of $7.1 and $2.0 at September 30, 2020 and December 31, 2019, respectively	138.4	122.7
Reinsurance recoverable	104.1	25.3
Prepaid reinsurance premiums	119.1	17.4
Fixed assets, net	9.6	10.2
Deferred acquisition costs	1.8	3.3
Other assets	22.2	10.3
Total assets	$838.5	$728.6
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Liabilities:
Loss and loss adjustment expense reserves	$225.3	$140.7
Unearned premiums	165.1	145.4
Long-term debt and warrants	220.0	192.2
Reinsurance premiums payable	166.4	25.7
Accounts payable and accrued expenses	61.5	29.8
Other liabilities	10.2	8.4
Total liabilities	848.5	542.2
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 161.8 and 158.9 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (liquidation preference of $597.5 and $549.8 at September 30, 2020 and December 31, 2019, respectively) (Note 8)	560.4	560.4
Stockholders’ deficit:
Common stock, $0.0001 par value, 42.5 and 44.4 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (Note 8)	—	—
Treasury stock, at cost	(0.8)	(0.1)
Additional paid-in capital	39.5	10.5
Accumulated other comprehensive income	5.6	0.6
Accumulated loss	(614.7)	(385.0)
Total stockholders’ deficit	(570.4)	(374.0)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$838.5	$728.6
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Net premiums earned	$44.9	$75.8	$278.4	$174.4
Net investment income	1.1	1.1	4.3	2.8
Net realized gains on investments	0.1	—	0.2	—
Fee income	4.4	2.7	13.0	6.5
Total revenue	50.5	79.6	295.9	183.7
Operating expenses:
Loss and loss adjustment expenses	76.1	100.9	303.3	210.5
Sales and marketing	36.9	34.4	90.1	73.6
Other insurance (benefit) expense	(26.3)	15.2	0.3	34.1
Technology and development	12.9	7.0	40.2	15.4
General and administrative	16.6	9.0	58.8	31.4
Total operating expenses	116.2	166.5	492.7	365.0
Interest expense	19.5	13.3	32.9	15.9
Loss before income tax expense	(85.2)	(100.2)	(229.7)	(197.2)
Income tax expense	—	—	—	—
Net loss	(85.2)	(100.2)	(229.7)	(197.2)
Other comprehensive income:
Changes in unrealized gain on investments	0.1	0.1	5.0	0.8
Comprehensive loss	$(85.1)	$(100.1)	$(224.7)	$(196.4)
Loss per common share: basic and diluted	$(2.20)	$(2.88)	$(5.94)	$(5.99)
Weighted-average common shares outstanding: basic and diluted	38.8	34.8	38.7	32.9
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT - UNAUDITED

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
			(in millions)
Balance—July 1, 2020	161.8	$560.4	41.4	$—	4.6	$(0.8)	$37.6	$5.5	$(529.5)	$(487.2)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(85.2)	(85.2)
Changes in other comprehensive income	—	—	—	—	—	—	—	0.1	—	0.1
Common stock—option exercises	—	—	1.0	—	—	—	0.9	—	—	0.9
Reclassification of early-exercised stock option from liabilities	—	—	0.1	—	—	—	0.2	—	—	0.2
Common stock—share-based compensation expense	—	—	—	—	—	—	0.8	—	—	0.8
Balance—September 30, 2020	161.8	$560.4	42.5	$—	4.6	$(0.8)	$39.5	$5.6	$(614.7)	$(570.4)

Balance—January 1, 2020	158.9	$560.4	44.4	$—	4.5	$(0.1)	$10.5	$0.6	$(385.0)	$(374.0)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(229.7)	(229.7)
Changes in other comprehensive income	—	—	—	—	—	—	—	5.0	—	5.0
Tender offer and subsequent conversion (Note 9)	2.9	—	(2.9)	—	—	—	25.1	—	—	25.1
Common stock—option exercises	—	—	1.5	—	—	—	1.2	—	—	1.2
Reclassification of early-exercised stock option from liabilities	—	—	(0.1)	—	—	—	0.3	—	—	0.3
Common stock—share-based compensation expense	—	—	—	—	—	—	1.9	—	—	1.9
Settlement of related party loan (Note 10)	—	—	(0.4)	—	0.1	(0.7)	0.5	—	—	(0.2)
Balance—September 30, 2020	161.8	$560.4	42.5	$—	4.6	$(0.8)	$39.5	$5.6	$(614.7)	$(570.4)
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT - UNAUDITED (CONTINUED)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
			(in millions)
Balance—July 1, 2019	136.4	$189.6	43.2	$—	4.5	$(0.1)	$9.5	$0.7	$(199.6)	$(189.5)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(100.2)	(100.2)
Changes in other comprehensive income	—	—	—	—	—	—	—	0.1		0.1
Common stock—option exercises	—	—	1.1	—	—	—	1.2	—	—	1.2
Reclassification of early-exercised stock option to liabilities	—	—	—	—	—	—	(1.1)	—	—	(1.1)
Common stock—shared-based compensation expense	—	—	—	—	—	—	0.3	—	—	0.3
Preferred stock—series E, net of issuance costs of $0.1	21.2	349.9	—	—	—	—	—	—	—	—
Preferred stock—SAFE conversion	1.3	21.2	—	—	—	—	—	—	—	—
Balance—September 30, 2019	158.9	$560.7	44.3	$—	4.5	$(0.1)	$9.9	$0.8	$(299.8)	$(289.2)

Balance—January 1, 2019	136.4	$189.6	41.5	$—	4.5	$(0.1)	$—	$—	$(102.6)	$(102.7)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(197.2)	(197.2)
Changes in other comprehensive income	—	—	—	—	—	—	—	0.8	—	0.8
Tender offer	—	—	—	—	—	—	8.6	—	—	8.6
Common stock—option exercises	—	—	2.8	—	—	—	1.8	—	—	1.8
Reclassification of early-exercised stock option to liabilities	—	—	—	—	—	—	(1.3)	—	—	(1.3)
Common stock—shared-based compensation expense	—	—	—	—	—	—	0.8	—	—	0.8
Preferred stock—series E, net of issuance costs of $0.1	21.2	349.9	—	—	—	—	—	—	—	—
Preferred stock—SAFE conversion	1.3	21.2	—	—	—	—	—	—	—	—
Balance—September 30, 2019	158.9	$560.7	44.3	$—	4.5	$(0.1)	$9.9	$0.8	$(299.8)	$(289.2)
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended September 30,
	2020	2019
	(in millions)
Cash flows from operating activities:
Net loss	$(229.7)	$(197.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1.9	0.8
Tender offer	25.1	8.6
Depreciation and amortization	10.6	2.4
Bad debt expense	16.7	5.4
Warrants fair value adjustment	16.0	—
Payment-in-kind interest expense	6.8	—
Realized gains on investments	(0.2)	—
SAFE fair value adjustment	—	11.2
Changes in operating assets and liabilities:
Premiums receivable	(32.4)	(66.7)
Reinsurance recoverable	(78.8)	(22.3)
Prepaid reinsurance premiums	(101.7)	(6.2)
Deferred acquisition costs	1.5	(1.6)
Other assets	(9.6)	(0.6)
Losses and loss adjustment expenses reserves	84.6	77.2
Unearned premiums	19.7	74.1
Reinsurance premiums payable	140.7	25.4
Accounts payable and accrued expenses	31.6	15.9
Other liabilities	2.4	1.0
Net cash used in operating activities	(94.8)	(72.6)
Cash flows from investing activities:
Purchases of investments	(138.1)	(104.3)
Proceeds from maturities, call and pay downs of investments	31.2	29.9
Sales of investments	9.4	—
Capitalization of internally developed software	(3.9)	(4.1)
Purchases of fixed assets	(1.7)	(3.8)
Net cash used in investing activities	(103.1)	(82.3)
Cash flows from financing activities:
Proceeds from exercise of stock options	1.4	1.8
Proceeds from issuance of preferred stock, net	—	349.9
Purchase of treasury stock	(0.2)	—
Proceeds from debt issuance	13.5	100.0
Debt issuance costs	(1.4)	(2.7)
Repayments of long-term debt	(13.2)	(15.3)
Proceeds from SAFE	—	10.0
Net cash provided by financing activities	0.1	443.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(197.8)	288.8
Cash, cash equivalents and restricted cash at beginning of year	416.6	122.3
Cash, cash equivalents and restricted cash at end of year	$218.8	$411.1
Supplemental disclosures:
Interest paid	$3.3	$2.8
Income taxes paid	—	—
Leasehold improvements - non-cash	—	0.4
Purchase of treasury stock - non-cash	0.5	—
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including Root Insurance Company, an Ohio domiciled insurance company (together with Root, Inc. “We,” “us” or “our”). We were formed in 2015 and began writing personal auto insurance in July 2016.
We are a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate a direct-to-consumer model with more than 75% of our customers acquired through mobile applications. We offer auto and renters insurance products underwritten by Root Insurance Company. As of September 30, 2020, we wrote auto policies in 30 states and were licensed in six additional states and the District of Columbia. As of September 30, 2020, we offered renters insurance in nine states.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and notes included in the final prospectus dated October 27, 2020, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on October 29, 2020.
Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of Root, Inc. and its subsidiaries, all of which are wholly owned. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany accounts and transactions have been eliminated.
Use of Estimates—The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our unaudited condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, premium write-offs and valuation allowances for income taxes.
COVID-19—In December 2019, COVID-19 was first reported in Wuhan, China and in March 2020, the World Health Organization declared a global pandemic. The global pandemic has severely impacted businesses worldwide, including within the insurance industry. We have been impacted by certain individual state bulletins that outline COVID-19 premium relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. COVID-19 has impacted and may further impact the broader economic environment, including negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates. As the COVID-19 pandemic continues to develop, there is uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance.
Other Insurance Expense—Other insurance expense includes underwriting expenses; credit card and policy processing expenses; premium write-offs; insurance license expenses; and salaries, health benefits, bonuses, employee retirement plan related expenses, share-based compensation expenses, and overhead allocated based on headcount related to actuarial and certain data science activities. Other insurance expense also includes amortization of deferred acquisition costs like premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned.

These expenses are also recognized net of ceding commissions earned from our quota share reinsurance agreements. The ceding commission provides for reimbursement of both direct and other periodic acquisition costs, including certain underwriting and marketing costs, and is presented as a reduction of other insurance expense. Under our new quota share reinsurance structure effective July 1, 2020, which is on a loss occurring basis, we began ceding approximately 70% of direct earned premiums to our third-party reinsurers. We recognize ceding commissions in proportion to recognition of the direct written premiums during the quarter, including the remaining unearned premiums on ceded policies upon the inception of our new quota share reinsurance agreement.

Deferred Offering Costs—Deferred offering costs, which primarily consist of legal, accounting, and other third-party fees directly related to our initial public offering, or IPO, are capitalized as incurred. Upon consummation of the IPO, these deferred offering costs were offset against the IPO proceeds. Deferred offering costs were $0.7 million as of September 30, 2020.
Recently Adopted Financial Accounting Standards—In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. We early adopted ASU 2018-15 on January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements or notes to the condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments in the update simplify the accounting for income taxes by, among other things, removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items like comprehensive income, and recognizing franchise tax that is partially based on income as an income-based tax. We early adopted ASU 2019-12 on January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements or notes to the condensed consolidated financial statements.
Upcoming Accounting Pronouncements—We currently qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, whereby we have the option to adopt new or revised accounting guidance within the same time periods as private companies. We have elected this option, but may ultimately determine it is preferable to take advantage of early adoption provisions offered within the applicable guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The effective date of ASU 2016-02 is for annual reporting periods beginning after December 15, 2021, and interim reporting periods beginning after December 15, 2022. We are currently evaluating the impact of this ASU.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The effective date of ASU 2016-13 is for reporting periods beginning after December 15, 2022. We are currently evaluating the impact of this ASU.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Bonds and short-term investments:
U.S. Treasury securities and agencies	$5.1	$0.1	$—	$5.2
Municipal securities	20.2	0.8	—	21.0
Corporate debt securities	95.8	3.1	—	98.9
Residential mortgage-backed securities	11.1	0.1	(0.1)	11.1
Commercial mortgage backed securities	57.9	1.2	(0.1)	59.0
Other debt obligations	28.8	0.5	—	29.3
Total	$218.9	$5.8	$(0.2)	$224.5

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Bonds and short-term investments:
U.S. Treasury securities and agencies	$12.7	$0.1	$—	$12.8
Municipal securities	10.2	0.1	—	10.3
Corporate debt securities	38.8	0.4	(0.1)	39.1
Residential mortgage-backed securities	3.3	—	—	3.3
Commercial mortgage backed securities	31.5	0.1	(0.1)	31.5
Other debt obligations	25.7	0.1	—	25.8
Total	$122.2	$0.8	$(0.2)	$122.8
The following tables reflect the gross unrealized losses, fair value on bonds, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
Municipal securities	$2.7	$—	$—	$—	$2.7	$—
Corporate debt securities	7.6	—	—	—	7.6	—
Residential mortgage-backed securities	6.8	(0.1)	—	—	6.8	(0.1)
Commercial mortgage-backed securities	3.6	(0.1)	—	—	3.6	(0.1)
Total bonds	$20.7	$(0.2)	$—	$—	$20.7	$(0.2)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
Municipal securities	$5.5	$—	$—	$—	$5.5	$—
Corporate debt securities	12.8	(0.1)	—	—	12.8	(0.1)
Residential mortgage-backed securities	1.9	—	—	—	1.9	—
Commercial mortgage-backed securities	24.5	(0.1)	—	—	24.5	(0.1)
Other debt obligations	7.4	—	—	—	7.4	—
Total bonds	$52.1	$(0.2)	$—	$—	$52.1	$(0.2)

There were no other-than-temporary impairments recognized in the nine months ended September 30, 2020 or 2019, respectively.
The amortized cost and fair value of short-term investments and fixed maturity securities by contractual maturity at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$13.7	$13.9	$14.3	$14.3
Due after one year through five years	149.9	154.6	81.6	82.1
Due five years through 10 years	18.1	18.4	4.9	4.9
Due after 10 years	37.2	37.6	21.4	21.5
Total	$218.9	$224.5	$122.2	$122.8
Net realized gains on short-term investments and fixed maturity securities were $0.1 million and zero for the three months ended September 30, 2020 and 2019, respectively. Net realized gains on short-term investments and fixed maturity securities were $0.2 million and zero for the nine months ended September 30, 2020 and 2019, respectively.

The following table sets forth the components of net investment income for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in millions)
Interest on bonds	$1.1	$(0.8)	$3.2	$1.0
Interest on deposits and cash equivalents	0.1	2.0	1.4	2.0
Total	1.2	1.2	4.6	3.0
Investment expense	(0.1)	(0.1)	(0.3)	(0.2)
Net investment income	$1.1	$1.1	$4.3	$2.8
The following tables summarize the credit ratings of investments at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$113.3	$115.5	51.4%
AA+, AA, AA-, A-1	19.4	20.1	9.0
A+, A, A-	65.0	66.9	29.8
BBB+, BBB, BBB-	21.2	22.0	9.8
Total	$218.9	$224.5	100.0%

	December 31, 2019
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$78.8	$79.0	64.3%
AA+, AA, AA-, A-1	8.7	8.8	7.2
A+, A, A-	26.6	26.9	21.9
BBB+, BBB, BBB-	8.1	8.1	6.6
Total	$122.2	$122.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets and liabilities measured and reported at fair value:

	September 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities	$2.7	$219.3	$—	$222.0
Short-term investments	2.5	—	—	2.5
Cash equivalents	167.7	—	—	167.7
Total Assets at fair value	$172.9	$219.3	$—	$392.2
Liabilities
Warrant liability	$—	$—	$36.3	$36.3
Total Liabilities at fair value	$—	$—	$36.3	$36.3

	December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities	$9.8	$109.5	$—	$119.3
Short-term investments	3.0	0.5	—	3.5
Cash equivalents	316.6	—	—	316.6
Total Assets at fair value	$329.4	$110.0	$—	$439.4
Liabilities
Warrant liability	$—	$—	$20.3	$20.3
Total Liabilities at fair value	$—	$—	$20.3	$20.3

We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows.
We have financial liabilities categorized as level 3 in the table above for warrants issued and outstanding. To calculate the fair value we utilized the Black-Scholes Merton, or BSM, approach. The significant inputs in calculating the fair value of the warrants were the current price from the most recently completed Internal Revenue Code 409a valuation, or 409a, the current risk-free rate used by the United States Treasury, the expected term and the volatility assumption. The BSM calculation yielded a fair value of $12.9699 per share for each of the 2.8 million warrants. During the three and nine months ended September 30, 2020, we recognized a $13.7 million and $16.0 million adjustment to the fair value of the warrants within interest expense of our condensed consolidated statements of operations and comprehensive loss.

The carrying amount of long-term debt is recorded at historical amounts. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of September 30, 2020 and December 31, 2019 the carrying amounts and fair values of these financial instruments were as follows:

	Carrying amount as of September 30, 2020	Estimated Fair Value as of September 30, 2020	Carrying amount as of December 31, 2019	Estimated Fair Value as of December 31, 2019
	(dollars in millions)
Long-term debt	$184.4	$207.7	$172.7	$200.8
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Nine Months Ended September 30,
	2020	2019
	(dollars in millions)
Gross loss and LAE reserves, January 1	$140.7	$33.3
Reinsurance recoverable on unpaid losses	(18.9)	(11.4)
Net loss and LAE reserves, January 1	121.8	21.9
Net incurred loss and LAE related to:
Current year	282.0	204.4
Prior years	21.3	6.1
Total incurred	303.3	210.5
Net paid loss and LAE related to:
Current year	165.8	125.2
Prior years	100.4	23.3
Total paid	266.2	148.5
Net loss and LAE reserves, September 30	158.9	83.9
Plus reinsurance recoverable on unpaid losses	66.4	26.5
Gross loss and LAE reserves, September 30	$225.3	$110.4
Incurred losses and LAE attributable to prior accident years was an increase of $21.3 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, the development of incurred losses related to prior periods was primarily related to higher-than-expected reported losses on bodily injury and collision coverages from 2019. This period also includes adjustments recorded in order to effectuate management’s best estimate for determining the estimated ultimate cost of settling claims using our knowledge and experience about past and current events and developments.

6.LONG-TERM DEBT
The following summarizes the carrying value of long-term debt and warrants as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(dollars in millions)
Term Loan A	$99.8	$99.5
Term Loan B	100.0	100.0
Warrants	36.3	20.3
Total	236.1	219.8

Accrued interest payable	7.7	0.9
Unamortized discount and debt issuance costs	(23.8)	(28.5)
Total	$220.0	$192.2
In September 2020, we amended Term Loan A to add new financial institutions (Wells Fargo, Barclays, Morgan Stanley and Deutsche Bank) to the syndicate in the amount of $13.5 million and extended the maturity of Term Loan A to October 15, 2021. As a part of the amended Term Loan A, the syndicate committed, pro rata, to a new $100 million revolving loan, all of which was available to borrow as of September 30, 2020. Commitment fees accrue at 0.50% per annum on the daily amount of unused revolver and is paid quarterly. For any amounts drawn on the revolving loan, interest accrues and is paid consistent with Term Loan A. In addition, there is a letter of credit fee of 4% per annum on the average daily amount of issued letters of credit against the revolver and a 0.125% per annum fronting fee based on the average daily amount of letter of credit exposure. We have no letters of credit outstanding as of September 30, 2020.

In order to amend Term Loan A, we also amended Term Loan B as the terms are pari passu. Notable changes to Term Loan B include removal of the pay-down requirement after the completion of our IPO, an interest rate increase of 3.5% (to 3-month LIBOR plus an applicable margin of 10.5%) starting March 2021, and elimination of payment-in-kind, or PIK, interest after October 15, 2021.

We currently pay interest pursuant to the terms of the loan agreements and have the option to PIK on Term Loan B until October 15, 2021. PIK interest is added to the principal balance every 3 months until we no longer PIK interest, at which point interest is paid quarterly. We have elected to PIK interest on Term Loan B from the original date of closing through September 30, 2020. Deferred PIK interest was $7.6 million and $0.8 million as of September 30, 2020 and December 31, 2019.
7.INCOME TAXES
The consolidated effective tax rate was 0.0% for all periods for the three months and nine months ended September 30, 2020 and 2019. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of September 30, 2020, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.
8.CAPITAL STOCK
As of September 30, 2020 and December 31, 2019, our certificate of incorporation, as amended and restated, authorized 40.5 million of Series A preferred voting stock, 41.8 million Series B preferred voting stock, 35.4 million Series C voting preferred shares, 19.6 million of Series D preferred voting stock and 32.7 million and 30.1 million of Series E preferred voting stock, respectively. All classes of stock have a par value of $0.0001 per share. The redeemable convertible preferred stock is recorded in mezzanine equity because while it is not mandatorily redeemable, it will become redeemable at the option of the preferred stockholders upon the occurrence of a deemed liquidation event that is considered not solely within our control.
As of September 30, 2020 and December 31, 2019, our certificate of incorporation, as amended and restated, authorized 269.0 million and 266.0 million common shares of voting stock shares of par value $0.0001 per share common stock, respectively. The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock.
The following table displays our capital stock as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion	Conversion Price Per Share	Redeemable on or After
	(in millions, except per share amounts)
Common Stock-Voting(1)	269.0	42.5	$—	266.0	44.4	$—	—
Preferred Stock(1)
Preferred-Series A Redeemable Convertible(2)	40.5	40.0	$5.1	40.5	40.0	$5.1	40.0	$0.03 - $0.29	September 6, 2026
Preferred-Series B Redeemable Convertible	41.8	41.7	33.7	41.8	41.7	33.7	41.7	0.81	September 6, 2026
Preferred-Series C Redeemable Convertible - Voting	35.4	35.4	50.9	35.4	35.4	50.9	35.4	1.44	September 6, 2026
Preferred-Series D Redeemable Convertible	19.6	19.3	99.9	19.6	19.3	99.9	19.3	5.17	September 6, 2026
Preferred-Series E Redeemable Convertible(3)	32.7	25.4	370.8	30.1	22.5	370.8	25.4	7.78 - 16.49	September 6, 2026
Total Preferred Stock	170.0	161.8	$560.4	167.4	158.9	$560.4	161.8
_______________
(1)All classes of stock have a par value of $0.0001 per share.
(2)Shares issued for Series A-1 had a conversion price of $0.03. Shares issued for Series A-2 had a conversion price of $0.11. Shares issued for Series A-3 had a conversion price of $0.29. Collectively these shares are referred to as Series A.
(3)Shares issued for Series E had a conversion price of $16.49. Shares issued for Series E-1 had a conversion price of $7.78. Collectively these shares are referred to as Series E.

	September 30, 2020				December 31, 2019
	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Redemption Value	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Redemption Value
	(in millions, except per share amounts)
Preferred Stock(1)
Preferred-Series A Redeemable Convertible	40.5	40.0	$5.1	$5.0	40.5	40.0	$5.1	$5.0
Preferred-Series B Redeemable Convertible	41.8	41.7	33.7	33.8	41.8	41.7	33.7	33.8
Preferred-Series C Redeemable Convertible - Voting	35.4	35.4	50.9	51.0	35.4	35.4	50.9	51.0
Preferred-Series D Redeemable Convertible	19.6	19.3	99.9	100.0	19.6	19.3	99.9	100.0
Preferred-Series E Redeemable Convertible	32.7	25.4	370.8	407.7	30.1	22.5	370.8	360.0
Total Preferred Stock	170.0	161.8	$560.4	$597.5	167.4	158.9	$560.4	$549.8
_______________
____________
(1)All classes of stock have a par value of $0.0001 per share.
9.SHARE-BASED COMPENSATION
We maintain an equity incentive plan, the 2015 Equity Incentive Plan, or the 2015 Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, and incentive and nonqualified stock options) to our officers, directors, employees and certain consultants. As of September 30, 2020, the number of shares authorized under the 2015 Plan was 45.4 million authorized common shares.

A summary of option activity for the nine months ended September 30, 2020 is as follows:

	September 30, 2020
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2020	12.3	$1.42	8.22	70.4
Granted	1.5	7.76
Exercised	(1.5)	0.79
Forfeited, expired or canceled	(0.7)	5.05
Outstanding and exercisable at September 30, 2020	11.6	2.20	7.82	124.2
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$—	$—	$0.5	$—
Sales and marketing	—	—	1.0	—
Other insurance expense	—	—	1.0	—
Technology and development	0.2	—	5.4	—
General and administrative	0.6	0.3	19.1	9.4
Total share-based compensation expense	$0.8	$0.3	$27.0	$9.4

In March 2020, a current investor completed a tender offer for common stock from vested shareholders, many of whom were employees or members of the Board of Directors. To encourage participation, the tender offer was made at a price in excess of the fair value of our common stock. As a result, we recognized $25.1 million of share-based compensation expense during the nine months ended September 30, 2020. As of September 30, 2020, there was $9.6 million of total unrecognized compensation cost related to share-based compensation. The remaining cost is expected to be recognized over a period of six years.
The 2015 Plan permits the optionee to early exercise to obtain preferred tax treatment before the completion of the award’s requisite service or vesting period. If the employee terminates employment before the end of this period, the 2015 Plan requires us to repurchase the shares at the exercise price of the award. The repurchase feature is used to require the employee to remain through the requisite service or vesting period to receive the full economic benefit of the award.
Given the repurchase feature functions as a forfeiture provision for nonvested shares, we record the exercise cost of nonvested shares as a deposit liability for those shares settling in cash. As the shares vest, the deposit liability is reduced and additional paid-in capital is increased. As of September 30, 2020 and December 31, 2019, the early exercise deposit liability was $1.4 million and $1.5 million, respectively, and is included in other liabilities on the condensed consolidated balance sheets.

10.RELATED PARTY LOANS
As of September 30, 2020 and December 31, 2019, there were related party loans outstanding with several key employees of $3.4 million with a weighted-average interest rate of 2.87% and $4.3 million with a weighted-average interest rate of 2.80%, respectively.
In May 2020, we settled a related party loan by accepting 0.3 million unvested shares and 0.1 million vested shares in exchange for the full repayment of the related $0.9 million related party loan and accrued interest. We recognized $0.7 million of treasury stock as a result.
In October 2020, our Board of Directors approved the forgiveness of all outstanding principal and accrued but unpaid interest for each of the remaining related party loans. As the exercise price had effectively been reduced to zero, the forgiveness was accounted for as a modification of the stock options. An incremental share-based compensation cost of $3.4 million was determined based on the difference in the fair value of the options immediately prior to the modification and the modified fair value. Based on 0.5 million shares having vested as of the date of forgiveness, we recognized $0.3 million of share-based compensation expense in October 2020. The remaining $3.1 million share-based compensation expense will be recognized ratably over the remaining vesting period of 6 years.

11.COMMITMENTS AND CONTINGENCIES
There are no litigation matters outstanding or pending that will have a material effect on our financial position or results of operations.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.
$1.7
12.OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in our accumulated other comprehensive income, or AOCI, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in millions)
Change in net unrealized gains on investment:
Beginning balance	$5.5	$0.7	$0.6	$—
Other comprehensive income before reclassifications	0.2	0.1	5.2	0.8
Realized gains on investments reclassified from AOCI to net income	(0.1)	—	(0.2)	—
Net current period other comprehensive income	0.1	0.1	5.0	0.8
Ending balance	$5.6	$0.8	$5.6	$0.8

13.LOSS PER SHARE
EPS is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings (loss) with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We also include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrants. These warrants have an insignificant exercise price of $0.0001 per share and are therefore considered outstanding common shares for computation of basic EPS.
Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. The calculation of income available to common stockholders and EPS is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders.
The following table displays the computation of basic and diluted loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net loss	$(85.2)	$(100.2)	$(229.7)	$(197.2)
Weighted-average common shares outstanding: basic and diluted	38.8	34.8	38.7	32.9
Loss per common share: basic and diluted	$(2.20)	$(2.88)	$(5.94)	$(5.99)
We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2020	2019
	(in millions)
Options to purchase common stock	11.6	11.9
Redeemable convertible preferred stock (as converted to common stock)	161.8	158.9
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	0.6	0.6
	174.0	171.4

14.GEOGRAPHICAL BREAKDOWN OF DIRECT WRITTEN PREMIUM
Direct written premium (“DWP”) by state is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	% of DWP	Amount	% of DWP	Amount	% of DWP	Amount	% of DWP
State	(dollars in millions)
Texas	$35.2	21.4%	$23.6	19.7%	$100.4	21.3%	$68.1	22.2%
Georgia	18.8	11.4	11.6	9.7	56.4	12.0	23.2	7.5
Kentucky	7.8	4.7	11.5	9.6	27.7	5.9	34.1	11.1
Pennsylvania	7.9	4.8	7.1	5.9	23.1	4.9	17.2	5.6
Arizona	7.9	4.8	7.5	6.3	22.9	4.9	18.8	6.1
Missouri	7.5	4.6	5.8	4.8	21.1	4.5	15.4	5.0
Louisiana	8.0	4.9	4.7	3.9	20.6	4.4	10.1	3.3
Utah	6.9	4.2	4.8	4.0	19.1	4.1	12.2	4.0
Ohio	5.6	3.4	6.4	5.4	16.6	3.5	17.2	5.6
Oregon	6.5	4.0	3.1	2.6	16.3	3.5	7.8	2.5
All others states	52.5	31.8	33.5	28.1	146.9	31.0	83.3	27.1
Total	$164.6	100.0%	$119.6	100.0%	$471.1	100.0%	$307.4	100.0%

15.SUBSEQUENT EVENTS
In October 2020, our Board of Directors approved the forgiveness of all outstanding principal and accrued but unpaid interest for each of the remaining related party loans. Refer to Note 10 for further discussion.
In October 2020, our Board of Directors authorized additional shares bringing our total authorized shares to 1,000.0 million of Class A common stock, 269.0 million shares of Class B Common Stock and 100.0 million shares of Preferred Stock. All classes of stock have a par value of $0.0001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and is convertible at any time into one share of Class A common stock. All shares of our capital stock outstanding immediately prior to our IPO, were reclassified into shares of our Class B common stock.
In October 2020,we completed our initial public offering of common stock, or IPO, which resulted in the issuance and sale of 24.2 million shares of common stock at the IPO price of $27.00, Concurrently, we issued and sold 18.5 million shares of our Class A common stock in private placements. We received net proceeds of $1.1 billion after deducting certain underwriting discounts and commissions and other offering costs of $53.4 million. In connection with the IPO, our outstanding convertible preferred stock converted into shares of Class B common stock and the 2.8 million liability classified warrants were exercised. Upon conversion of the convertible preferred stock, we reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital. We adjusted the warrants to fair value immediately prior to their exercise which resulted in $38.7 million of interest expense recognized in October 2020. Upon exercise of the warrants, we reclassified the carrying value of the warrants from long-term debt and warrants to common stock and additional paid-in capital.
In October 2020, our board of directors adopted and our stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective as of October 28, 2020, our IPO date. The 2020 Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The number of shares initially reserved for issuance under the 2020 Plan is 41.2 million shares, inclusive of available shares previously reserved for issuance under the 2015 Plan. In addition, the number of shares reserved for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31st of the preceding year. Our board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock. The aggregate maximum number of shares of Class A common stock that may be issued pursuant to the exercise of incentive stock options is 120.0 million shares.
In October 2020, our board of directors adopted and our stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective immediately prior to our IPO date. The number of shares of Class A common stock initially reserved for issuance under the ESPP is limited to 5.0 million shares. In addition, the number of shares reserved for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of capital stock outstanding on December 31st of the preceding year and (ii) 7.5 million shares of Class A common stock. Our board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock.
In November 2020, we acquired a shell insurance company for $22.8 million, which included cash, cash equivalents, and accrued investment income of $14.4 million and insurance license indefinite-lived intangibles of $8.4 million. This acquisition will expand our ability to sell personal auto insurance in 48 states and the District of Columbia.
Subsequent events have been evaluated through December 2, 2020, which is the date the financial statements were available to be issued.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10- Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2019 included in the Final Prospectus for our initial public offering, or our IPO, dated as of October 27, 2020 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on October 29, 2020. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Our Business
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience.
We believe the $266 billion U.S. auto insurance market is ripe for disruption. Auto insurance is required for the vast majority of drivers in the United States and we believe it is typically the first insurance policy purchased by consumers. As a result, our auto-first strategy establishes the foundation for an expansive lifetime relationship with the opportunity to add other personal insurance lines as customer needs evolve. Our strategy has also established the technological foundation for an enterprise software offering, diversifying our revenue streams over time.
The Root advantage is derived from our unique ability to segment individual risk based on complex behavioral data, a customer experience built for ease of use and a product offering made possible with our full-stack insurance structure, all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain – from customer acquisition to underwriting to claims and administration to ongoing customer engagement.
•Behavioral Data and Proprietary Telematics. Today, our core product is automobile insurance, and we believe we are the only P&C insurance carrier with a scaled proprietary telematics solution designed to price an entire book of business. By collecting and synthesizing massive amounts of rich, sensory behavioral data across thousands of driving variables, including distracted driving, we strive to price based more on causality than correlation. This allows us to price our customers’ policies more fairly—and in turn they pay premiums commensurate with their individual risk profile.
•Root Customer Experience. Our mobile-first customer experience is designed to make insurance simple. Our customers can on-board through their mobile phone in as little as 47 seconds, without touching their keyboard. Our customers can manage policy adjustments digitally, including through intelligent chat functions.
•Full-Stack Insurance Structure. We are a full-stack insurance carrier, which affords us complete autonomy with regards to the capabilities and features differentiating our product as well as our pace of innovation. We own and control nearly every aspect of policy design, origination, underwriting, claims and back-end processing, which enables us to iterate constantly and move quickly devoid of major third-party dependencies and inefficiencies. Additionally, we have the flexibility to adjust our use of reinsurance in response to market conditions, optimizing to a “capital-light” business model. We are licensed in 36 states.
Since launch, our model has delivered rapid growth and continuously improving operating results. Our DWP grew to $471.1 million for the nine months ended September 30, 2020 from $307.4 million for the same period in 2019. For the three months ended September 30, 2020, our DWP was $164.6 million compared to $119.6 million for the same period in 2019. Our revenue was $295.9 million and $183.7 million and our net losses were $229.7 million and $197.2 million for the nine months ended September 30, 2020, and 2019, respectively. For the three months ended September 30, 2020, and 2019, our revenue was $50.5 million and $79.6 million while our net losses were $85.2 million and $100.2 million, respectively. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Components of Our Results of Operations”.
Initial Public Offering
In October 2020,we completed our initial public offering of common stock, or IPO, which resulted in the issuance and sale of 24.2 million shares of common stock at the IPO price of $27.00, Concurrently, we issued and sold 18.5 million shares of our Class A common stock in private placements. We received net proceeds of $1.1 billion after deducting certain underwriting discounts and commissions and other offering costs.
Recent Developments Affecting Comparability
COVID-19 Impact
In December 2019, COVID-19 was first reported in Wuhan, China and in March 2020, the World Health Organization declared a global pandemic. The global pandemic has severely impacted businesses worldwide, including within the insurance industry. We have been impacted by certain individual state bulletins that outline COVID-19 premium relief efforts, including restrictions on the ability to cancel policies for non-payment, requiring deferral of insurance premium payments for up to 60 days and restrictions on increasing policy premiums. COVID-19 has impacted and may further impact the broader economic environment, including negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates. As the COVID-19 pandemic continues to persist, there is uncertainty around the severity and duration of the pandemic and the pandemic’s potential change on our business and our financial performance. See the section titled “Risk Factors” for more details.
Comprehensive Reinsurance
While third party quota share reinsurance has been core to our strategy since inception, beginning on July 1, 2020, we increased our use of third-party quota share reinsurance with the implementation of a staggered multi-treaty approach to our program.

With the effective July 1, 2020 quota share treaty in place, our reinsurance program proceeds with an initial two percent cession of direct earned premium to satisfy catastrophe and excess of loss treaties. From the remaining 98% of total direct earned premiums we quota share approximately 70% to third-party reinsurers with a sequence of inception and maturity dates, and the majority of the ceded premiums covered on a cohort basis for four year duration. From the 30% retained net of catastrophe and excess of loss, we cede one percent to our stop loss insurer to provide frequency protection across the net retained book. Of this retained net earned premium, approximately half is ceded to our Cayman captive reinsurance subsidiary, Root Re, and half remain in the domestic insurance entity. We believe this comprehensive reinsurance program delivers optimal capital efficiency given our current level of scale. We may alter components of the program from time to time as market conditions for reinsurance or our own internal business changes.

Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of auto insurance policies within the United States and to a lesser extent from the sale of renters insurance policies. We have agency operations that generate commission revenue by selling homeowners insurance policies on behalf of a third-party insurance company. We also generate revenue through fee income from our customers paying on installment and from net investment income earned on our investment portfolio.

Net Premiums Earned
Premiums written are deferred and earned pro rata over the policy period. Net premiums earned represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements.
Net Investment Income
Net investment income represents interest earned from our fixed maturity and short-term investments and cash and cash equivalents less investment expenses. Net investment income is directly correlated with the overall size of our investment portfolio and with the market level of interest rates. Net investment income will vary with both the size of our investment portfolio and the investment strategy.
Fee Income
For those policyholders who pay premiums on an installment basis, we charge a flat fee for each installment related to the additional administrative costs associated with processing more frequent billing. In addition, we have agency operations that generate commission revenues by selling a policy to a customer on behalf of a third-party insurance company.
Operating Expenses
Our operating expenses consist of loss and loss adjustment expenses, sales and marketing, other insurance expense, technology and development, and general and administrative expenses.
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses, or LAE, include an amount determined using adjuster determined case-base estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and loss adjustment expenses. These reserves are a liability established to cover the estimated ultimate cost to settle insured losses. The unpaid loss reserve estimates consider loss trends, mix of business, and other risk factors impacting claims settlement. The method used to estimate unpaid LAE reserves is based on claims transaction data, including the relative cost of adjusting and settling a range of claim types from express material damage claims to more complex injury cases.
Loss and LAE is net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Loss and LAE may be paid out over a period of years.
Various other expenses incurred during claims processing are allocated to Loss and LAE. These amounts include claims salaries, health benefits, bonuses, employee retirement plan related expenses and share-based compensation expense, or Personnel Costs; software expense; internally developed software amortization; and overhead allocated based on headcount, or Overhead.
Sales and Marketing
Sales and marketing includes spend related to performance and partnership channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related Personnel Costs and Overhead. We incur sales and marketing activities for all product offerings including our newly introduced Enterprise product. Sales and marketing are expensed as incurred.
We plan to continue investing in marketing to attract and acquire new customers, increase our brand awareness, and expand our Enterprise product offering. We expect that sales and marketing will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near-term. We expect that, in the long-term, our sales and marketing will decrease as a percentage of revenue as the proportion of renewals to our total business increases.

Other Insurance Expense
Other insurance expense includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance expense also includes amortization of deferred acquisition costs like premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. These expenses are also recognized net of ceding commissions earned.
Technology and Development
Technology and development consists of software development costs related to our mobile app and homegrown information technology systems; third-party services related to infrastructure support; Personnel Costs and Overhead for engineering, product, technology, and certain data science activities; and amortization of internally developed software. Technology and development is expensed as incurred, except for development and testing costs related to internally developed software that are capitalized and subsequently amortized over the expected useful life.
We expect technology and development to increase in absolute dollars and as a percentage of total revenue as we continue to devote significant resources to enhance our customer experience and continually improve our integrated technology platform. Over time, we expect technology and development to decrease as a percentage of revenue.
General and Administrative
General and administrative expenses primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; and depreciation expense for computers, furniture and other fixed assets. General and administrative expenses are expensed as incurred.
We expect general and administrative expenses to continue to increase in the near term, both in absolute dollars and as a percentage of total revenue, and then decrease as a percentage of revenue over time.
Interest Expense
Interest expense is not an operating expense; therefore, we include these expenses below operating expenses. Interest expense primarily relates to interest incurred on our long term debt; certain fees that are expensed as incurred; and the amortization of debt issuance costs, and the issuance of warrants. In addition, changes in the fair value of warrant liabilities that are associated with our long term debt and changes in the fair value of our former Simple Agreement for Future Equity, or SAFE, are recorded as interest expense.

Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See the section titled “— Non-GAAP Financial Measure” for additional information regarding our use of adjusted gross profit/(loss) and its reconciliation to the most comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in millions, except Premiums per Policy)
Policies in Force
Auto	322,423	242,631	322,423	242,631
Renters	7,367	825	7,367	825
Premiums per Policy
Auto	$929	$877	$929	$877
Renters	$139	$122	$139	$122
Premiums in Force
Auto	$599.1	$425.6	$599.1	$425.6
Renters	$1.0	$0.1	$1.0	$0.1
Direct Written Premium	$164.6	$119.6	$471.1	$307.4
Direct Earned Premium	$154.4	$99.9	$450.2	$233.3
Gross Profit/(Loss)	$0.7	$(36.5)	$(7.7)	$(60.9)
Gross Margin	1.4%	(45.9)%	(2.6)%	(33.2)%
Adjusted Gross Profit/(Loss)	$9.7	$(27.2)	$17.1	$(40.0)
Ratio of Adjusted Gross Profit/(Loss) to Total Revenue	19.2%	(34.2)%	5.8%	(21.8)%
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium	6.3%	(27.2)%	3.8%	(17.1)%
Direct Loss Ratio	89.8%	113.3%	84.2%	103.6%
Direct LAE Ratio	9.9%	12.7%	9.7%	11.4%
Policies in Force
We define policies in force as the number of current and active policyholders underwritten by us as of the period end date. We view policies in force as an important metric to assess our financial performance because policy growth drives our revenue growth, expands brand awareness, deepens our market penetration, and generates additional data to continue to improve the functioning of our platform.
Premiums per Policy
We define premiums per policy as the ratio of direct written premium on policies in force divided by policies in force. We view premiums per policy as an important metric since the higher the premiums per policy the greater the amount of earned premium we expect from each policy.
Premiums in Force
We define premiums in force as premiums per policy multiplied by policies in force multiplied by two. We view premiums in force as an estimate of annualized run rate of direct written premium as of a given period. Since our auto policies are six month policies, we multiply this figure by two in order to determine an annualized amount of premiums in force. We view this as an important metric because it is an indicator of the size of our portfolio of policies as well as an indicator of expected earned premium over the coming 12 months. Premiums in force is not a forecast of future revenue nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of premiums in force is useful to investors and analysts because it captures the impact of growth in customers and premiums per policy at the end of each reported period, without adjusting for known or projected policy updates, cancellations and non-renewals.
Direct Written Premium
We define direct written premium, as the total amount of direct premium on policies that were bound during the period. We view direct written premium as an important metric because it is the metric that most closely correlates with our growth in direct earned premium. We use direct written premium, which excludes the impact of premiums ceded to reinsurers, to manage our business because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (direct loss ratio and direct LAE) are the key drivers of our future profit opportunities. Additionally, premiums ceded to reinsurers can change significantly based on the type and mix of reinsurance structures we use, and as such we have the optionality to fully retain the premiums from customers acquired in the future.
Direct Earned Premium
We define direct earned premium as the amount of direct premium that was earned during the period. Premiums are earned over the period in which insurance protection is provided, which is typically 6 months. We view direct earned premium as an important metric as it allows us to evaluate our growth prior to the impacts of reinsurance. It is the primary driver of our consolidated GAAP revenues. As with direct written premium, we use direct earned premium, which excludes the impact of premiums ceded to reinsurers to manage our business, because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (direct loss ratio and direct LAE) are the key drivers of our future profit opportunities.
Gross Profit/(Loss)
We define gross profit/(loss) as total revenue minus net loss and LAE expense and other insurance expense inclusive of depreciation and amortization. We view gross profit/(loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
Gross profit/(loss) margin is equal to gross profit/(loss) divided by revenue.
Adjusted Gross Profit/(Loss)
We define adjusted gross profit/(loss), a non-GAAP financial measure, as gross profit/(loss) excluding net investment income, and report costs, personnel costs, allocated overhead, licenses, professional fees and other expenses, which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business. We view adjusted gross profit/(loss) as an important metric because we believe it measures our progress towards profitability for our core insurance business.
The ratio of adjusted gross profit/(loss) to total revenue is equal to adjusted gross profit/(loss) divided by revenue.
See the section titled “— Non-GAAP Financial Measure” for a reconciliation of total revenue to adjusted gross profit/(loss).
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium
The ratio of adjusted gross profit/(loss) to direct earned premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other. We rely on this measure, which supplements our gross profit/(loss) ratio as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends with respect to our customer base. We use direct earned premium as the denominator in calculating this ratio because it reflects business volume free of elective capital efficiency choices related to our reinsurance programs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in millions)
Numerator: Adjusted Gross Profit/(Loss)	$9.7	$(27.2)	$17.1	$(40.0)
Denominator: Total Direct Earned Premium	154.4	99.9	450.2	233.3
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium	6.3%	(27.2)%	3.8%	(17.1)%
Direct Loss Ratio
We define direct loss ratio expressed as a percentage, as the ratio of direct losses to direct earned premium. Direct loss ratio excludes LAE. We view direct loss ratio as an important metric because it allows us to evaluate incurred losses and LAE separately prior to the impact of reinsurance.
Direct LAE Ratio
We define direct LAE ratio expressed as a percentage, as the ratio of direct LAE to direct earned premium. We view direct LAE ratio as an important metric because it allows us to evaluate incurred losses and LAE separately. Currently, we do not cede any of our LAE to third-party reinsurers; therefore, we actively monitor LAE ratio as it has a direct impact on our results regardless of our reinsurance strategy.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Net premiums earned	$44.9	$75.8	$(30.9)	(40.8)%
Net investment income	1.1	1.1	—	—%
Net realized gains on investments	0.1	—	0.1	N.M.
Fee income	4.4	2.7	1.7	63.0%
Total revenue	50.5	79.6	(29.1)	(36.6)%

Operating expenses:
Loss and loss adjustment expenses	76.1	100.9	(24.8)	(24.6)%
Sales and marketing	36.9	34.4	2.5	7.3%
Other insurance (benefit) expense	(26.3)	15.2	(41.5)	(273.0)%
Technology and development	12.9	7.0	5.9	84.3%
General and administrative	16.6	9.0	7.6	84.4%
Total operating expenses	116.2	166.5	(50.3)	(30.2)%

Interest expense	19.5	13.3	6.2	46.6%

Loss before income tax expense	(85.2)	(100.2)	15.0	N.M.
Income tax expense	—	—	—	—%
Net loss	(85.2)	(100.2)	15.0	N.M.
Other comprehensive income:
Changes in unrealized gain on investments	0.1	0.1	—	—%
Comprehensive loss	$(85.1)	$(100.1)	$15.0	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned decreased $30.9 million, or 40.8%, to $44.9 million for the three months ended September 30, 2020 compared to the same period ended in 2019. The decrease was primarily due to higher cessions of earned premium as a result of a change in third-party reinsurance structure, partially offset by growth in direct earned premium.
During the three months ended September 30, 2020 and September 30, 2019, we ceded approximately 70.9% and 24.1%, respectively, of direct earned premiums to third-party reinsurers. The change in ceding percentage was driven by a new quota share reinsurance treaty that became effective on July 1, 2020.

The following table presents direct written premium, ceded written premium, net written premium, direct earned premium, ceded earned premium and net earned premium for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Direct written premium	$164.6	$119.6	$45.0	37.6%
Ceded written premium	(189.1)	(15.4)	(173.7)	1127.9%
Net written premium	(24.5)	104.2	(128.7)	(123.5)%

Direct earned premium	154.4	99.9	54.5	54.6%
Ceded earned premium	(109.5)	(24.1)	(85.4)	354.4%
Net earned premium	$44.9	$75.8	$(30.9)	(40.8)%
Direct earned premium growth was primarily due to a 33% increase in net added policies in force driven by increased market share in served U.S. states and expansion of our U.S. state footprint. Since September 30, 2019, we began writing auto insurance policies in four additional U.S. States. We also saw a 6% increase in premium per policy for automobile insurance primary resulting from pricing increases in several U.S. states.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $24.8 million, or 24.6%, to $76.1 million for the three months ended September 30, 2020 compared to the same period ended in 2019. The decrease was primarily due to higher cessions of incurred losses as a result of a change in third-party reinsurance structure which was offset by increased claims and reserves in congruence with the growth of policies in force. Direct accident period loss ratios were 85% and 101% for the three months ended September 30, 2020 and 2019, respectively. This improvement between the periods is primarily attributable to deployment of improved and additional underwriting and rating criteria for the three months ended September 30, 2020 compared to the same period ended in 2019.
In addition, loss and LAE for the three months ended September 30, 2020 includes an increase to held reserves for accident periods prior to July 2020 of $7.0 million, before reinsurance, and net of subrogation and salvage anticipated recoveries. Substantially all of this increase to held reserves relates to accident years 2019 and prior as a result of a change in estimate. The adjustments recorded in the three month period ended September 30, 2020 were necessary in order to effectuate management’s best estimate for determining the estimated ultimate cost of settling claims using our knowledge and experience about past and current events and developments.
Sales and Marketing
Sales and marketing increased $2.5 million, or 7.3%, to $36.9 million for the three months ended September 30, 2020 compared to the same period ended in 2019. The increase was primarily due to increased investment in digital and partnership marketing channels to support growth.
Other Insurance (Benefit) Expense
Other insurance expense decreased $41.5 million, or 273.0%, to a benefit of $26.3 million for the three months ended September 30, 2020 compared to the same period ended in 2019. The decrease was primarily due to higher ceding commission contra-expense of $49.2 million related to our increased use of third-party quota share reinsurance compared to $3.1 million of ceding commission contra-expense net of sliding scale commission expense for the three months ended September 30, 2019. Under the new quota share reinsurance agreement effective July 1, 2020, which is on a loss occurring basis, we recognized ceding commissions under the agreement in proportion to the recognition of the direct written premiums during the quarter, including the remaining unearned premiums on ceded policies at the inception of the agreement. This was partially offset by a $3.2 million increase in premium taxes driven by growth in direct written premiums and a $0.7 million increase in payment processing fee expense from collected premiums.
Technology and Development
Technology and development increased $5.9 million, or 84.3%, to $12.9 million for the three months ended September 30, 2020 compared to the same period ended in 2019. This was primarily driven by a $4.4 million increase in personnel costs, including stock-based compensation expense between the periods as headcount grew among the engineering and product teams. In addition, we incurred an $1.5 million increase in external software and amortization of internally developed software expense during the three months ended September 30, 2020 compared to the same period in 2019, as we continued to invest in developing and improving our technology platforms and infrastructure.
General and Administrative
General and administrative increased $7.6 million, or 84.4%, to $16.6 million for the three months ended September 30, 2020 compared to the same period ended in 2019. This was primarily driven by a $5.1 million increase in legal and other professional costs and an $2.4 million increase in personnel and overhead cost across finance, legal, and administrative teams to support our overall growth and expanded compliance initiatives.
Interest Expense
Interest expense increased $6.2 million, or 46.6%, to $19.5 million for the three months ended September 30, 2020 compared to the same period ended in 2019. The increase was primarily due to the warrant fair value adjustment of $13.7 million. In addition, there was a $3.7 million increase in payment-in-kind, or PIK, interest expense net of interest paid, debt issuance cost and discount amortization as a result of higher outstanding debt at higher average interest rates during the three months ended September 30, 2020 compared to the same period in 2019. This was partially offset by a $11.2 million SAFE instrument fair value adjustment recognized during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Net premiums earned	$278.4	$174.4	$104.0	59.6%
Net investment income	4.3	2.8	1.5	53.6%
Net realized gains on investments	0.2	—	0.2	N.M.
Fee income	13.0	6.5	6.5	100.0%
Total revenue	295.9	183.7	112.2	61.1%

Operating expenses:
Loss and loss adjustment expenses	303.3	210.5	92.8	44.1%
Sales and marketing	90.1	73.6	16.5	22.4%
Other insurance expense	0.3	34.1	(33.8)	(99.1)%
Technology and development	40.2	15.4	24.8	161.0%
General and administrative	58.8	31.4	27.4	87.3%
Total operating expenses	492.7	365.0	127.7	35.0%

Interest expense	32.9	15.9	17.0	106.9%

Loss before income tax expense	(229.7)	(197.2)	(32.5)	N.M.
Income tax expense	—	—	—	—%
Net loss	(229.7)	(197.2)	(32.5)	N.M.
Other comprehensive income:
Changes in unrealized gain on investments	5.0	0.8	4.2	525.0%
Comprehensive loss	$(224.7)	$(196.4)	$(28.3)	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned increased $104.0 million, or 59.6%, to $278.4 million for the nine months ended September 30, 2020, compared to the same period ended in 2019. The increase was primarily due to growth in direct earned premium net of higher cessions of direct earned premium as a result of a change in third-party reinsurance structure.
During the nine months ended September 30, 2020 and September 30, 2019, we ceded approximately 38.2% and 25.2% of our direct earned premiums to third-party reinsurers, respectively. The change in ceding percentage was driven by a new quota share reinsurance treaty that became effective on July 1, 2020.

The following table presents direct written premium, ceded written premium, net written premium, direct earned premium, ceded earned premium and net earned premium for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Direct written premium	$471.1	$307.4	$163.7	53.3%
Ceded written premium	(274.7)	(65.1)	(209.6)	322.0%
Net written premium	196.4	242.3	(45.9)	(18.9)%

Direct earned premium	450.2	233.3	216.9	93.0%
Ceded earned premium	(171.8)	(58.9)	(112.9)	191.7%
Net earned premium	$278.4	$174.4	$104.0	59.6%
Direct earned premium growth was primarily due to a 53% increase in direct written premium from increased market share in served U.S. states and expansion of our U.S. state footprint. Since September 30, 2019, we began writing auto insurance policies in one additional U.S. state. We also saw a 6% increase in Premium per Policy for automobile insurance primarily resulting from pricing increases in several U.S. states.
Fee Income
Fee income increased $6.5 million, or 100.0%, to $13.0 million for the nine months ended September 30, 2020 compared to the same period ended in 2019. The increase was primarily due to increased customer volumes and an increase in customers paying in installments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $92.8 million, or 44.1%, to $303.3 million for the nine months ended September 30, 2020 compared to the same period ended in 2019. The increase was primarily due to higher claims volume and reserves related to the growth in policies in force, net of higher cessions of incurred losses as a result of a change in third-party reinsurance structure. Direct accident period loss ratios were 78% and 105% for the nine months ended September 30, 2020 and 2019, respectively. This decline was driven by deployment of improved and additional underwriting and rating criteria as well as a decrease in our customers driving in the second quarter of 2020 as a result of COVID-19.
In addition, loss and LAE for the nine months ended September 30, 2020 includes an increase to held reserves for prior accident periods of $21.3 million. This increase to held reserves relates to higher than expected reported losses on bodily injury and collision claims from 2019. This period also includes development of incurred losses related to prior periods accident years 2019 and prior as a result of a change in estimate. The adjustments recorded in the nine months ended September 30, 2020 were necessary in order to effectuate management’s best estimate for determining the estimated ultimate cost of settling claims using our knowledge and experience about past and current events and developments.
Sales and Marketing
Sales and marketing increased $16.5 million, or 22.4%, to $90.1 million for the nine months ended September 30, 2020 compared to the same period ended in 2019. The increase was primarily due to increased investment in digital advertising and partnership marketing channels to support growth and market expansion.

Other Insurance Expense
Other insurance expense decreased $33.8 million, or 99.1%, to $0.3 million for the nine months ended September 30, 2020 compared to the same period ended in 2019. The decrease was primarily due to increased ceding commission contra-expense of $66.1 million related to our increased use of third-party quota share reinsurance compared to $5.6 million of ceding commission contra-expense net of sliding scale commission expense for the nine months ended September 30, 2019. Under the new quota share reinsurance agreement effective July 1, 2020, which is on a loss occurring basis, we recognized ceding commissions under the agreement in proportion to the recognition of the direct written premiums during the quarter, including the remaining unearned premiums on ceded policies at the inception of the agreement. The ceding commission provides for reimbursement of both direct and other periodic acquisition costs, including certain underwriting and marketing costs, and is presented as a reduction of other insurance expense. This was partially offset by a $11.3 million increase in premium write-offs, $5.2 million increase in amortization of deferred acquisition costs due to increased customer volumes, $4.6 million increase in premium taxes driven by growth in direct written premiums and a $2.8 million increase in payment processing fee expense for collected premiums between periods.
Technology and Development
Technology and development increased $24.8 million, or 161.0%, to $40.2 million for the nine months ended September 30, 2020 compared to the same period ended in 2019. The increase was primarily driven by a $13.7 million increase in personnel and overhead costs due to headcount growth of engineering and product teams and a $5.4 million increase in share-based compensation expense related to the secondary tender offer completed in the first quarter of 2020. In addition, we incurred a $5.7 million increase in external software and amortization of internally developed software expense for the nine months ended September 30, 2020 compared to the same period ended in 2019, as we continued to invest in developing and improving our technology platforms and infrastructure.
General and Administrative
General and administrative increased $27.4 million, or 87.3%, to $58.8 million for the nine months ended September 30, 2020 compared to the same period ended in 2019. The increase was primarily driven by a $9.7 million increase in share-based compensation expense mainly due to the secondary tender offer completed in the first quarter of 2020. In addition, a $9.0 million increase in personnel costs across finance, legal, and administrative teams as of result of an increase in headcount and a $7.5 million increase in legal and other professional costs to support our overall growth and emerging compliance initiatives.
Interest Expense
Interest expense increased $17.0 million, or 106.9%, to $32.9 million for the nine months ended September 30, 2020 compared to the same period ended in 2019. The increase was primarily due to a $16.0 million fair value adjustment of warrants, $7.0 million increase in PIK and interest paid, and a $5.0 million increase in amortization of debt discount and debt and warrants issuance costs as a result of issuing debt and warrants during the nine months ended September 30, 2020 compared to same period ended in 2019. This was partially offset by a $11.2 million SAFE instrument fair value adjustment recognized during the nine months ended September 30, 2019.
Non-GAAP Financial Measure
The non-GAAP financial measure below has not been calculated in accordance with generally accepted accounting principles in the United States, or GAAP, and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted gross profit/(loss) should not be construed as an indicator of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

Our management uses this non-GAAP financial measure, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (1) monitor and evaluate the performance of our business operations and financial performance; (2) facilitate internal comparisons of the historical operating performance of our business operations; (3) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (4) review and assess the operating performance of our management team; (5) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (6) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
Adjusted Gross Profit/(Loss)
We define adjusted gross profit/(loss) as gross profit/(loss) excluding net investment income, net realized gains (losses) on investments, report costs, Personnel Costs, allocated Overhead, licenses, professional fees and other expenses which are included in other insurance expense. We define the ratio of adjusted gross profit/(loss) to total revenue as adjusted gross profit/(loss) divided by total revenue. We define the ratio of adjusted gross profit/(loss) to direct earned premium as adjusted gross profit/(loss) divided by direct earned premium.
The following table provides a reconciliation of total revenue to adjusted gross profit/(loss) for three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in millions)
Total revenue	$50.5	$79.6	$295.9	$183.7
Loss and loss adjustment expenses	(76.1)	(100.9)	(303.3)	(210.5)
Other insurance benefit (expense)	26.3	(15.2)	(0.3)	(34.1)
Gross profit/(loss)	0.7	(36.5)	(7.7)	(60.9)
Gross margin	1.4%	(45.9)%	(2.6)%	(33.2)%
Less:
Net investment income	(1.1)	(1.1)	(4.3)	(2.8)
Net realized gains on investments	(0.1)	—	(0.2)	—
Adjustments from other insurance benefit (expense)(1)	10.2	10.4	29.3	23.7
Adjusted gross profit/(loss)	$9.7	$(27.2)	$17.1	$(40.0)
Direct earned premium	$154.4	$99.9	$450.2	$233.3
Ratio of adjusted gross profit/(loss) to total revenue	19.2%	(34.2)%	5.8%	(21.8)%
Ratio of adjusted gross profit/(loss) to direct earned premium	6.3%	(27.2)%	3.8%	(17.1)%
______________
(1) Adjustments from other insurance benefit (expense) includes report costs, personnel costs, allocated overhead, licenses, professional fees and other.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of preferred stock, debt, and sales of investments. As of September 30, 2020, we had $217.8 million in cash and cash equivalents, of which $79.0 million was held at Root, Inc. and outside of regulated insurance entities, and $224.5 million was held in marketable securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. treasury securities, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.

In October 2020, we completed our IPO, which resulted in the issuance and sale of 24.2 million shares of common stock at the IPO price of $27.00. Concurrently, we issued and sold 18.5 million shares of our Class A common stock in private placements. We received net proceeds of $1.1 billion after deducting underwriting discounts and other offering costs. We believe that our existing cash and cash equivalents, marketable securities, cash flow from operations, along with the net proceeds from our IPO, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
We are organized as a holding company, but our primary operations are conducted by our wholly-owned insurance subsidiary, Root Insurance Company, an Ohio-domiciled insurance company. The payment of dividends by our insurance subsidiary is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio. To date, our insurance subsidiary has not paid any dividends and as of September 30, 2020, it was not permitted to pay any dividends to us without approval of the superintendent of the Ohio DOI.
As our insurance subsidiary’s business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiary that we would otherwise invest in our growth and operations. As of September 30, 2020, our insurance subsidiary maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Re, maintains a Class B(iii) insurer license under CIMA. At September 30, 2020, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 8:1, which was maintained as of September 30, 2020.
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash used in operating activities	$(94.8)	$(72.6)
Net cash used in investing activities	(103.1)	(82.3)
Net cash provided by financing activities	0.1	443.7
Net cash used in operating activities for the nine months ended September 30, 2020 was $94.8 million compared to $72.6 million of net cash used in operating activities for the nine months ended September 30, 2019. The increase was primarily due to the volume and timing of premium receipts, claims payments and reinsurance activity as well as the non-cash impact of the tender offer, warrant fair value adjustment and bad debt expense.
Net cash used in investing activities for the nine months ended September 30, 2020 was $103.1 million compared to $82.3 million of net cash used in investing activities for the nine months ended September 30, 2019. The increase was primarily due to an increase in the purchases of corporate debt securities, commercial mortgage-backed securities, residential mortgage-backed securities and other debt obligations for the nine months ended September 30, 2020 compared to nine months ended September 30, 2019.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $0.1 million, primarily due to proceeds from amending our Term Loan A agreement, which was offset by a partial repayment of Term Loan A. Net cash provided by financing activities for the nine months ended September 30, 2019 was $443.7 million primarily due to the proceeds from issuing preferred stock, our Term Loan A and SAFE agreements, which was partially offset by the repayment of long-term debt.
Contractual Obligations
There have been no material changes to our contractual obligations from those described in the final prospectus dated October 27, 2020, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on

October 29, 2020, except for the change in maturity of Term Loan A as discussed in the Financing Arrangements section below.
Financing Arrangements
In September 2020, we amended Term Loan A to add financial institutions (Barclays, Deutsche Bank, Morgan Stanley and Wells Fargo) to the syndication, upsize the outstanding facility by $13.5 million, and extend its maturity to October 15, 2021. We also opened a $100 million revolving line of credit with members of the Term Loan A syndication.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and loss adjustment expense, premium write-offs, share-based compensation, and valuation allowance on our deferred tax asset. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our final prospectus for our IPO filed with the SEC on October 29, 2020 pursuant to Rule 424(b)(4) under the Securities Act and the notes to the unaudited interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2020, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on October 29, 2020.

New Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements - Unaudited included in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
Election Under the Jumpstart Our Business Startups Act of 2012
We currently qualify as an “emerging growth company” under the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to non-emerging growth companies or (2) within the same time periods as private companies.
We have elected to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the final prospectus dated October 27, 2020, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on October 29, 2020

Item 4.  Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information
Item 1.  Legal Proceedings
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.

Risk Factors Summary
Investing in our Class A common stock involves numerous risks and uncertainties, as more fully described below. You should read these risks before you invest in our Class A common stock. In particular, risks associated with our business include, but are not limited to, the following:

•We have a history of net losses and could continue to incur substantial net losses in the future.
•We may lose our existing customers or fail to acquire new customers.
•We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.
•The COVID-19 pandemic has caused disruption to our operations and may negatively impact our business, key metrics, and results of operations in numerous ways that remain unpredictable.
•Our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive.
•We rely on telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes. To the extent regulators prohibit or restrict our collection or use of this data, our business could be harmed.
•We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationship with them deteriorates or terminates, or due to other factors beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business and results of operations.
•Operating systems platforms and application stores controlled by third parties, such as Apple and Google, may change their terms of service or policies in a manner that increases our costs or impacts our ability to distribute our mobile app, collect data through it, and market our products.
•If we are unable to expand our product offerings, maintain the quality of our products and levels of customer service or continue technological innovation and improvements, our prospects for future growth may be materially adversely affected.
•Our expansion within the United States and any future international expansion strategy will subject us to additional costs and risks, and our plans may not be successful.
•Our technology platform may not operate properly or as we expect it to operate.
•We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

•We are subject to a full scope examination by our primary state insurance regulator, which could result in adverse examination findings and necessitate remedial actions. We are currently undergoing, but have not completed, our five-year financial examination with the Ohio Department of Insurance, which includes a specific examination of our pricing and underwriting methodologies as well as our regulatory capital.
•Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Kentucky. Approximately 39.2% of our gross written premium for the nine months ended September 30, 2020 originated from customers in Texas, Georgia and Kentucky.
•The insurance business, including the market for automobile, renters and homeowners insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
•Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
•Reinsurance subjects us to risks of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our results of operations and financial condition.
•The dual class structure of our common stock will have the effect of concentrating voting control with our executive officers, directors and their affiliates, which will limit your ability to influence the outcome of important transactions.
Risks Related to Our Business
We have a history of net losses and could continue to incur substantial net losses in the future.
We have incurred net losses on an annual basis since our incorporation in 2015. We incurred net losses of $69.1 million and $282.4 million for the years ended December 31, 2018 and 2019, respectively, and a net loss of $229.7 million for the nine months ended September 30, 2020. We had an accumulated loss of $385.0 million and $614.7 million as of December 31, 2019 and September 30, 2020, respectively.
The principal driver of our losses to date is our loss ratios associated with accidents by our customers. Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustments expenses, or LAE, and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. Such expenses may occur in the areas of telematics, digital marketing, brand advertising, consumer-facing technologies, core insurance operations services and lines of insurance not presently offered by Root. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be seriously harmed.
In addition, we will incur additional expenses to support our growth, and we will continue to incur significant expenses in connection with the repayment of the outstanding principal and accrued interest on our credit facilities, under which we had approximately $199.8 million of borrowings outstanding as of September 30, 2020. As a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may also result in increased costs. Further, it is difficult to predict the size and growth rate of our market or demand for our services and success of current or potential future competitors. As a result, we may not achieve or maintain profitability in future periods.

We may lose existing customers or fail to acquire new customers.
We believe that growth of our business and revenue depends upon our ability to continue to grow our business in the geographic markets that we currently serve by retaining our existing customers and adding new customers in our current as well as new geographic markets. Expanding into new geographic markets takes time, requires us to navigate and comply with extensive regulations and may occur more slowly than we expect or than it has occurred in the past. If we lose customers, our value will diminish. In particular, while loss performance has improved over time as more customers renew their policies and remain policyholders for longer periods of time, a future loss of customers could lead to higher loss ratios or loss ratios that cease to decline, which would adversely impact our profitability. If we fail to remain competitive on customer experience, pricing, and insurance coverage options, our ability to grow our business may also be adversely affected. In addition, we may fail to accurately predict risk segmentation of new customers or potential customers, which could also reduce our profitability.
While a key part of our business strategy is to retain and add customers in our existing markets, we also intend to expand our operations into new markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all.
There are many factors that could negatively affect our ability to grow our customer base, including if:
•we lose customers to new market entrants and/or existing competitors;
•we do not obtain regulatory approvals necessary for expansion into new markets or in relation to our products (such as underwriting and rating requirements);
•we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other online sources for generating traffic to our website and our mobile app;
•our digital platform experiences disruptions;
•we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;
•we fail to expand geographically;
•we fail to offer new and competitive products, provide effective updates to our existing products or keep pace with technological improvements in our industry;
•customers have difficulty installing, updating or otherwise accessing our app or website on mobile devices or web browsers as a result of actions by us or third parties;
•customers are unable or unwilling to adopt or embrace new technology;
•the perception emerges that purchasing insurance products online is not as effective as purchasing those products through traditional offline methods;
•technical or other problems frustrate the customer experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner; or
•we are unable to address customer concerns regarding the content, privacy, and security of our digital platform.
Our inability to overcome these challenges could impair our ability to attract new customers and retain existing customers, and could have a material adverse effect on our business, operating results and financial condition.

We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing products and services, satisfy our regulatory capital and surplus requirements, cover losses, improve our operating infrastructure or acquire complementary businesses and technologies. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, regulatory requirements, market disruptions and other developments. If our present capital and surplus is insufficient to meet our current or future operating requirements, including regulatory capital and surplus requirements, or to cover losses, we may need to raise additional funds through financings or curtail our growth. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all.
If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Class A common stock. As an insurance company, we are subject to extensive laws and regulations in every jurisdiction in which we conduct business, and any such issuances of equity or convertible debt securities to secure additional funds may be impeded by regulatory approvals or requirements imposed by such regulatory authorities if such issuances are deemed to result in a person acquiring “control” of our company under applicable insurance laws and regulations. Such regulatory requirements may require potential investors to disclose their organizational structure and detailed financial statements as well as require managing partners, directors and/or senior officers to submit biographical affidavits which may deter investment in our company.
Further, we are restricted by covenants in our credit agreements. These covenants restrict, among other things, our ability to incur additional debt without lender consent or grant liens over our assets, which may limit our ability to obtain additional funds. Moreover, any additional debt financing that we secure in the future could subject us to restrictive covenants relating to our capital raising activities, our ability to make certain types of investments or payments, and other financial and operational matters, which may increase the difficulty we face obtaining additional capital or pursuing business opportunities, including new product offerings and potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, revenue, results of operations and financial condition may be materially harmed.
The COVID-19 pandemic has caused disruption to our operations and may negatively impact our business, key metrics, and results of operations in numerous ways that remain unpredictable.
Our business has been and may continue to be impacted by the effects of the outbreak of the novel strain of coronavirus, or COVID-19, which was declared a global pandemic in March 2020. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place,” or SIPs, and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. In the second quarter of 2020, our business was favorably impacted by the SIPs as our customers drove less and we had a resulting material decline in loss costs during this quarter, which have now returned to near pre-COVID-19 levels. Our business has also been impacted by certain state regulations related to COVID-19 relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in meetings, events, and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and customers. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. It is possible that the pandemic will cause an economic slowdown of potentially extended duration, as well as a global recession. This could result in an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, either of which could have a material adverse effect on our business and results of operations. Furthermore, due to COVID-19 causing consumers to drive less, regulators in many states are either mandating or requesting that auto insurance companies refund a portion of their premium to their policyholders to reflect the insurer’s decrease in projected loss exposure. In all of the states in which we operate, state insurance regulators have either encouraged, strongly suggested or mandated insurers to provide COVID-19-related consumer relief. Regulators in 13 states in which we operate placed a mandatory moratorium on non-pay cancellations, providing consumers grace periods ranging from 30 days to 120 days, during which premium did not need to be paid in a timely fashion. These moratoriums resulted in increases of premium write-offs from 2.8% during the quarter ended March 31, 2020 to 5.4% for the quarter ended June 30, 2020 to 2.8% for the quarter ended September 30, 2020. Premium write-offs have been immaterial to date, but could be significant in the future. These mandates and similar regulations or requests could negatively impact our ability to charge or increase premiums to adequately cover our losses and could result in continued increased premium write-offs.

Though we continue to monitor the COVID-19 pandemic closely, due to the speed with which it continues to develop, the global breadth of its spread, the range of governmental and community reactions thereto and the unknown timing or effectiveness of any vaccine or treatment, there is considerable uncertainty around its duration and ultimate impact. The impact of the pandemic may also exacerbate the other risks described in these Risk Factors, and additional impacts may arise that we are not currently aware of, any of which could have a material effect on us. In addition, if there is a future resurgence of COVID-19, these negative impacts on our business may be further exacerbated. As a result, the full extent of the impact of the pandemic on our overall financial and operating results, whether in the near or long term, cannot be reasonably estimated at this time.
Our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive.
Many of our primary competitors have well-established national brands and market similar products. Our competitors include large national insurance companies as well as up-and-coming companies in the insurtech industry. Several of these established national insurance companies are larger than us and have significant competitive advantages, including better name recognition, higher financial ratings, greater resources, additional access to capital, and more types of insurance coverage to offer, such as health and life, than we currently do. Our business model and technology is also still nascent compared to the established business models of the well-established incumbents in the insurance market. In addition, the insurance industry consistently attracts well-capitalized new entrants to the market. Our future growth will depend in large part on our ability to grow our insurance business in a market in which traditional insurance companies retain certain advantages. In particular, many of our competitors offer consumers the ability to purchase multiple other types of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. While we may in the future expand into new lines of business and offer additional products beyond automobile, renters and homeowners insurance, as we do so, we could face intense competition from traditional insurance companies that are already established in such markets. New lines of business or additional insurance products could take months to be approved by regulatory authorities or may not be approved at all. We have invested in growth strategies by utilizing unique customer value propositions, differentiated product offerings and distinctive advertising campaigns. If we are unsuccessful through these strategies in generating new business, retaining a sufficient number of customers or retaining or acquiring key relationships, our ability to maintain or increase premiums written or the ability to sell our products could be adversely impacted. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively within our industry, or that competitive pressures will not have a material effect on our business, results of operations or financial condition.
We rely on telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes. To the extent regulators prohibit or restrict our collection or use of this data, our business could be harmed.
We use telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. Our business model is dependent on our ability to collect driving behavior data and utilize telematics. If legislation were to restrict our ability to collect driving behavior data, it could impair our capacity to underwrite insurance cost effectively, negatively impacting our revenue and earnings. In addition, if federal, state or international regulators were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against a protected class of people, regulators could move to prohibit or restrict our collection or use of this data.
Due to Proposition 103 in California, we are currently limited in our ability to use telematics data beyond miles-driven to underwrite insurance, including data on how the car is driven. This has significantly hindered our ability to offer cost-competitive insurance policies in California and could impede our ability to offer insurance policies in other states if they were to pass similar laws or regulations.
Although there is currently limited federal and state legislation outside of California restricting our ability to collect driving behavior data, private organizations are implementing principles and guidelines to protect driver privacy. The Alliance of Automobile Manufacturers and Global Automakers established their Consumer Privacy Protection Principles to provide member automobile manufacturers with a framework with which to consider privacy and build privacy into their products and services while the National Automobile Dealers Association has partnered with the Future of Privacy Forum to produce consumer education guidelines that explain the kinds of information that may be collected by consumers’ cars, the guidelines that governs how it is collected and used, and the options consumers may have to protect their vehicle data. The Global Alliance for Vehicle Data Access is another organization that was formed to advocate for driver ownership of all vehicle data, particularly for insurance underwriting purposes. If federal or state legislators pass laws limiting our ability to collect driver data, particularly through driver’s smartphones, such legislation could have a material adverse effect on our business, financial condition or results of operations.
Some regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination and lack of transparency associated with the use of external consumer data. A determination by federal or state regulators that the data points we collect and the process we use for collecting data unfairly discriminates against a protected class of people could subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our machine learning and automation-driven operations, these policies and procedures may prove inadequate to manage our use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.
In addition, the National Association of Insurance Commissioners, or NAIC, recently announced on July 23, 2020 the formation of a new Race and Insurance Special Committee, or the Special Committee. The Special Committee is tasked with analyzing the level of diversity and inclusion within the insurance sector, identifying current practices in the insurance industry that disadvantage minorities and making recommendations to increase diversity and inclusion within the insurance sector and address practices that disadvantage minorities. The Special Committee may look into strengthening unfair discrimination laws, such as prohibiting the use of credit scores in the underwriting of auto insurance. Any new unfair discrimination legislation that would prohibit us from using data that we currently use or plan to use in the future to underwrite insurance could negatively impact our business.
Regulators may also require us to disclose the external data we use, algorithms and/or predictive models prior to approving our underwriting models and rates. Such disclosures could put our intellectual property at risk.

Additionally, existing laws, such as the California Consumer Privacy Act, or the CCPA, future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity and quality of our pricing and underwriting processes.
We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationship with them deteriorates or terminates, or if other factors related to these third parties arise which are beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business and results of operations.
Our success depends on our ability to attract consumers to our website and convert them into customers in a rapid and cost-effective manner through our mobile app. We depend in large part on search engines, social media platforms, digital app stores, content-based online advertising and other online sources for traffic to our website and our mobile app, which are material sources for new consumers.
With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely modifies or terminates its relationship with us, our expenses could rise if we have to pay a higher price for such listings or if the alternatives we find are more expensive, or we could lose consumers and traffic to our website, any of which could have a material adverse effect on our business, results of operations and financial condition. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites, and fewer new customers.
Our ability to maintain or increase the number of consumers who purchase our products after being directed to our website or our mobile app from other digital platforms depends on many factors that are not within our control. Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile app were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer consumers clicking through to our website and our mobile app, our business and operating results are likely to suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business and operating results could suffer.
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including but not limited to Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data, or DASHBOARD, Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, changes to regulations applicable to the insurance brokerage and distribution business may limit our ability to rely on key distribution platforms, such as the Root API, if the third-party distribution platforms are unable to continue to distribute our insurance products without an insurance producer license pursuant to applicable insurance laws and regulations.
The marketing of our insurance products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with digital app stores, in particular, those operated by Google and Apple. As we grow, we may struggle to maintain cost-effective marketing strategies, and our customer acquisition costs could rise substantially. Furthermore, because many of our customers access our insurance products through a mobile app, we depend on the Apple App Store and the Google Play Store to distribute our mobile app.
Operating system platforms and application stores controlled by third parties, such as Apple and Google, may change their terms of service or policies in a manner that increases our costs or impacts our ability to distribute our mobile app, collect data through it, and market our products.
We are subject to the terms of service and policies governing the operating system platforms on which our mobile app runs and the application stores through which we distribute our mobile app, such as those operated by Apple and Google. These terms of service and policies govern the distribution, operation and promotion of applications on such platforms and stores. These platforms and stores have broad discretion to change and interpret their terms of service and policies in a manner that may adversely affect our business. For example, an operating system platform or application store may increase its access fees, restrict the collection of data through mobile apps that run on those platforms, restrict how that data is used and shared, and limit how mobile app publishers advertise online.
Additionally, limitations on our ability to collect, use or share telematics and other data derived from customer activities on smartphones, as well as new technologies that block our ability to collect, use or share such data, could significantly diminish the value of our platform and have an adverse effect on our ability to generate revenue.
Limitations or blockages on our ability to collect, use or share data derived from use of our mobile app may also restrict our ability to analyze such data to facilitate our product improvement, research and development and advertising activities. For example, in June 2020, Apple announced plans to require applications using its mobile operating systems to obtain an end-user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions that could adversely affect our business.
If we were to violate, or be perceived to have violated, the terms of service or policies of an operating system platform or application store, the provider may limit or block our access to it. It is possible that an operating system platform or application store might limit, eliminate or otherwise interfere with the distribution of our mobile app, the features we provide and the manner in which we market our mobile app, or give preferential treatment on their platforms or stores to a competitor. To the extent either of these occur, our business, results of operations and financial condition could be adversely affected.
Furthermore, one of the factors we use to evaluate our customer satisfaction and market position is our Apple App Store ratings. This rating, however, may not be a reliable indicator of our customer satisfaction relative to other companies who are rated on the Apple App Store since, to date, we have received a fraction of the number of reviews of some of the companies we benchmark against, and thus our number of positive reviews may not be as meaningful.
If we are unable to expand our product offerings, maintain the quality of our products and levels of customer service or continue technological innovation and improvements, our prospects for future growth may be materially adversely affected.
Our ability to attract and retain customers depends, in part, on our ability to successfully expand our product offerings. For example, we introduced our renters insurance product offering in July 2019 and our homeowners’ insurance product offering in May 2020. Our success in the automobile insurance market depends on our deep understanding of this industry. To penetrate new vertical markets, we will need to develop a deep understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings. These new insurance products could take months to be approved by regulatory authorities, or may not be approved at all. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate, and our business, results of operations and financial condition could be materially adversely affected. In addition, our decision to expand our insurance product offerings beyond the automobile, renters and homeowners insurance markets would subject us to additional regulatory requirements specific to those insurance products, which, in turn, could require us to incur additional costs or devote additional resources to compliance.
Furthermore, if we are unable to continue to provide high levels of customer service, our reputation as well as our future growth could be materially adversely affected. We must also maintain the quality of our product offerings by continuing to innovate and improve on our technology in order to continue future growth and successfully compete with other companies that are currently in, or may enter, the insurance space, or our reputation and future growth could be materially adversely affected.
Our expansion within the United States and any future international expansion strategy will subject us to additional costs and risks, and our plans may not be successful.
Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. We are currently licensed in 36 states of the United States and operate in 30 of those states. We plan to have a presence in all 50 states in the near term, but cannot guarantee that we will be able to provide nationwide coverage on that timeline or at all. Moreover, one or more states could revoke our license to operate, or implement additional regulatory hurdles that could preclude or inhibit our ability to obtain or maintain our license in such states. We have applied for licenses in twelve states that have not been approved or were withdrawn. Root Insurance Company has one pending certificate of authority application with the Massachusetts Division of Insurance and has not had a license application denied by any insurance regulators. Generally, regulators in states in which our applications were withdrawn preferred that Root Insurance Company seek approval at such time that we demonstrated an underwriting profit and/or willingness to commit to a risk-based capital position greater than what has been required by the Ohio Department of Insurance. In addition to growing our domestic business, we may also seek to expand outside of the United States. If we are successful in our efforts to expand abroad, operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams.
As we seek to expand in the United States and abroad, we may incur significant operating expenses, although our expansion may not be successful for a variety of reasons, including because of:
•barriers to obtaining the required government approvals, licenses or other authorizations;
•failures in identifying and entering into joint ventures with strategic partners, both domestically and internationally, or entering into joint ventures that do not produce the desired results;
•challenges in, and the cost of, complying with various laws and regulatory standards, including with respect to the insurance business and insurance distribution, capital and outsourcing requirements, data privacy, tax and local regulatory restrictions;
•difficulty in recruiting and retaining licensed, talented and capable employees in foreign countries;
•competition from local incumbents that already own market share, better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our product offerings less successful;
•currency exchange restrictions or costs and exchange rate fluctuations;
•our lack of experience in operating our business internationally;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
Expansion into new markets in the United States and abroad will also require additional investments by us both in marketing and with respect to securing applicable regulatory approvals. These incremental costs may result from hiring additional personnel, from engaging third-party service providers and from incurring other research and development costs. If we invest substantial time and resources to expand our operations while our revenues from those additional operations do not exceed the expense of establishing and maintaining them, or if we are unable to manage these risks effectively, our business, results of operations and financial condition could be adversely affected. In addition, international expansion may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, anti-money laundering, export controls, and trade and economic sanctions.
If we fail to grow our geographic footprint or geographic growth occurs at a slower rate than expected, our business, results of operations and financial condition could be materially and adversely affected.
Our technology platform may not operate properly or as we expect it to operate.
We utilize our technology platform to gather customer data in order to determine whether or not to write and how to price our insurance products. Similarly, we use our technology platform to process many of our claims. Our technology platform is expensive and complex, its continuous development, maintenance and operation may encounter unforeseen difficulties including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select our customers, price insurance products for our customers or incorrectly pay or deny claims made by our customers. These errors could cause us to select an uneconomic mix of customers, encounter customer dissatisfaction, which could lead customers to cancel or fail to renew their insurance policies with us or make it less likely that prospective customers obtain new insurance policies, underprice policies or overpay claims, or incorrectly deny policyholder claims and become subject to liability. Additionally, technology platform errors may lead to unintentional bias and discrimination in the underwriting process, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, results of operations and financial condition.
While we believe our telematics-based pricing model to be more fair to consumers, it may yield results that customers find unfair. For instance, we may quote certain drivers higher premiums than our competitors, if our model determines that the driver is higher risk even though their higher-risk driving has not resulted in a claim. Such perception of unfairness could negatively impact our brand and reputation.
Regulators may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology.
Our future success depends on our ability to continue to develop and implement our telematics-based pricing model, and to maintain the confidentiality of our proprietary technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology, or require that we disclose our proprietary technology to our competitors, which could negatively impact our competitive position and result in a material adverse effect on our business, results of operations, and financial condition. For example, California voters recently approved the California Privacy Rights and Enforcement Act, or the CPRA, which will become effective January 1, 2023, and which affords California residents significantly more control over their personal information, including the right to information about the logic of certain algorithmic decisions about them and the right to opt-out of such decisions, imposes heightened compliance obligations on covered businesses and establishes a new enforcement agency dedicated to consumer privacy. The CPRA mandates issuance of regulations which could require disclosure of our proprietary technology, limit the effectiveness of our products and reduce demand for them.
Our brand may not become as widely known or accepted as incumbents’ brands or the brand may become tarnished.
Many of our competitors have brands that are well-recognized. As a relatively new entrant into the insurance market, we have spent, and expect that we will for the foreseeable future continue to spend, considerable amounts of money and other resources on creating brand awareness and building our reputation. We may not be able to build brand awareness to levels matching our competitors, and our efforts at building, maintaining and enhancing our reputation could fail and/or may not be cost-effective. Complaints or negative publicity about our business practices, our marketing and advertising campaigns (including marketing affiliations or partnerships), our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether real or perceived, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we will need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. If we are unable to maintain or enhance our reputation or enhance consumer awareness of our brand in a cost-effective manner, our business, results of operations and financial condition could be materially adversely affected.
We may not continue to grow at historical rates or achieve or maintain profitability in the future.
Our limited operating history may make it difficult to evaluate our current business and our future prospects. While our revenue has grown in recent periods, this growth rate may not be sustainable and should not be considered indicative of future performance, and we may not realize sufficient revenue to achieve or maintain profitability. As we grow our business, we expect our revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for our service, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business. We have incurred net losses on an annual basis since our inception, and may incur significant losses in the future for a number of reasons, including insufficient growth in our number of customers, a failure to retain our existing customers, and increasing competition, as well as other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased or sufficient revenue or growth, as a result of which we may not be able to achieve or maintain profitability.
We may not be able to manage our growth effectively.
Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. For example, we grew our employee base from 254 as of December 31, 2018 to 977 as of September 30, 2020. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures as we transition from being a private company to a public company. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ insurance-buying experience as well as the cost-effectiveness of our insurance products, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our revenue and results of operations could vary significantly from quarter to quarter and year to year, and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of customers purchasing our insurance products and renewing their agreements with us as well as fluctuations in the timing and amount of our expenses. In addition, the insurance industry is subject to its own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. In addition to other risk factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to attract new customers and retain existing customers, including in a cost-effective manner;
•our ability to accurately forecast revenue and losses and appropriately plan our expenses;
•the effects of changes in search engine placement and prominence;
•the effects of increased competition on our business;
•our ability to successfully maintain our position in and expand in existing markets as well as successfully enter new markets;
•our ability to protect our existing intellectual property and to create new intellectual property;
•our ability to maintain an adequate rate of growth and effectively manage that growth;
•our ability to keep pace with technology changes in the insurance, mobile and automobile industries;
•the success of our sales and marketing efforts;
•costs associated with defending claims, including accident and coverage claims, intellectual property infringement claims, misclassifications and related judgments or settlements;
•the impact of, and changes in, governmental or other regulation affecting our business;
•the attraction and retention of qualified employees and key personnel;
•our ability to choose and effectively manage third-party service providers;
•our ability to identify and engage in joint ventures and strategic partnerships, both domestically and internationally;
•the effects of natural or man-made catastrophic events;
•the effectiveness of our internal controls; and
•changes in our tax rates or exposure to additional tax liabilities.
We rely on highly skilled and experienced personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business and future prospects.
Our performance largely depends on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives or grow, or our business may contract and we may lose market share. Moreover, certain of our competitors or other insurance or technology businesses may seek to hire our employees. We cannot assure you that our equity incentives and other compensation will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our Class A common stock does not increase or declines. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.
We depend on our senior management, including Alexander Timm and Dan Manges, our co-founders, and Daniel Rosenthal, our Chief Financial Officer, as well as other key personnel. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management and other key personnel, including as a result of the COVID-19 pandemic, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.
New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
State and federal lawmakers and insurance regulators are focusing on the use of artificial intelligence broadly, including concerns about transparency, deception, and fairness in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. We may also be required to disclose our proprietary software to regulators, putting our intellectual property at risk, in order to receive regulatory approval to use such artificial intelligence in the underwriting of insurance and/or the payment of claims. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, a California law, effective as of July 2019, makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about its artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we have taken steps to mitigate our liability for violations of this and other laws restricting the use of electronic communication tools, no assurances can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.
Severe weather events and other catastrophes, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our business may be exposed to catastrophic events such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires and other fires, as well as non-natural events such as explosions, riots, terrorism, or war, which could cause operating results to vary significantly from one period to the next. We may incur catastrophe losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, (3) current reinsurance coverage limits, or (4) loss estimates from external tornado, hail, hurricane and earthquake models at various levels of probability. In addition, we are subject to claims arising from weather events such as winter storms, rain, hail and high winds. The incidence and severity of weather conditions are largely unpredictable. There is generally an increase in the frequency and severity of claims when severe weather conditions occur.
The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable and the occurrence of one catastrophe does not render the possibility of another catastrophe greater or lower. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In particular, severe weather and other catastrophes could significantly increase our costs due to a surge in claims following such events and/or legal and regulatory changes in response to catastrophes that may impair our ability to limit our liability under our policies. Severe weather conditions and catastrophes can cause greater losses for us, which can cause our liquidity and financial condition to deteriorate. We carry event reinsurance coverage for severe weather events, however, very large events, or multiple large events, could exhaust the coverage limits. In addition, reinsurance placed in the market also carries some counterparty credit risk.
Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, eruptions of volcanoes, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires in certain geographies; higher incidence of deluge flooding and the potential for an increase in severity of hurricane events due to higher sea surface temperatures. Additionally, climate change may cause an impact on the demand, price and availability of insurance, as well as the value of our investment portfolio. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.
Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.
Under the terms of our policies, we are required to accurately and timely evaluate and pay claims. Our ability to do so depends on a number of factors, including the efficacy of our claims processing, the training and experience of our claims adjusters, including our third-party claims administrators, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.
We believe that the speed at which our technology-based claims processing platform allows us to process and pay claims is a differentiating factor for our business relative to our competitors, and an increase in the average time to process claims could lead to customer dissatisfaction and undermine our reputation and position in the insurance marketplace. If our claims adjusters or third party claims administrators are unable to effectively process our volume of claims, our ability to grow our business while maintaining high levels of customer satisfaction could be compromised, which in turn, could adversely affect our operating margins. Any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or other legal proceedings and litigation against us, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Unexpected increases in the frequency or severity of claims may adversely affect our results of operations and financial condition.
Our business may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. Changes in claim frequency may result from changes in mix of business, miles driven, distracted driving, macroeconomic or other factors. A significant increase in claim frequency could have an adverse effect on our results of operations and financial condition.
Changes in bodily injury claim severity are impacted by inflation in medical costs, litigation trends and precedents, regulation and the overall safety of automobile travel. Changes in auto property damage claim severity are driven primarily by inflation in the cost to repair vehicles, including parts and labor rates, the mix of vehicles that are declared total losses, model year mix as well as used car values. While actuarial models for pricing and reserving typically include an expected level of inflation, unanticipated increases in claim severity can arise from events that are inherently difficult to predict such as inflationary shocks or surges in health care costs. Although we pursue various loss management initiatives to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.
Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.
We are required to have sufficient capital and surplus in order to comply with insurance regulatory requirements, support our business operations and minimize our risk of insolvency. The NAIC has developed a system to test the adequacy of statutory capital and surplus of U.S.-based insurers, known as risk-based capital, that all states have adopted. This system establishes the minimum amount of capital and surplus necessary for an insurance company to support its overall business operations in consideration of its size and risk profile. It identifies insurers that may be inadequately capitalized by looking at certain risk factors, including asset risk, credit risk and underwriting risk with respect to the insurer’s business in order to determine an insurer’s authorized control level risk-based capital. An insurer’s risk-based capital ratio measures the relationship between its total adjusted capital and its authorized control level risk-based capital.
Insurers with a ratio falling below certain calculated thresholds may be subject to varying degrees of regulatory action, including heightened supervision, examination, rehabilitation or liquidation. An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100% and 70% of its authorized control level risk-based capital. Lower percentages trigger increasingly severe regulatory responses. In the event of a mandatory control level event (triggered when an insurer’s total adjusted capital falls below 70% of its authorized control level risk-based capital), an insurer’s primary regulator is required to take steps to place the insurer into receivership.
In addition, the NAIC Insurance Regulatory Information System, or the IRIS, is a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. If our ratios fall outside of the usual range for one or more ratios set forth by the IRIS for any number of reasons, it could subject us to heightened regulatory scrutiny or measures, or create investor uncertainty around the stability of our financial condition, which could harm our business. We have disclosed to the Ohio Department of Insurance, or the Ohio DOI, that certain of our ratios fall outside the usual range for one or more IRIS ratio factors. The Ohio DOI has acknowledged this and taken no regulatory action.
Further, the NAIC has promulgated a Model Regulation to Define Standards and Commissioner's Authority for Companies Deemed to be in Hazardous Financial Condition, or the Hazardous Financial Condition Standards, which has been adopted by states in whole or part. If our financial condition is deemed by state insurance regulators to meet the Hazardous Financial Conditions Standards, it could subject us to heightened regulatory scrutiny or measures, or create uncertainty around the stability of our financial condition, which could harm our business. The Ohio DOI has determined that our financial condition does meet certain of those standards and requires us to provide the DOI with monthly financial reports.
Similarly, our wholly-owned, Cayman Islands-based captive reinsurer, Root Re, is subject to additional capital and other regulatory requirements imposed by the Cayman Islands Monetary Authority, or CIMA. Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of Root Re’s Class B(iii) insurer license, which could adversely impact our ability to improve our overall capital efficiency and support our “capital-light” model.
As a new entrant to the insurance industry, we may face additional capital and surplus requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could result in increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business.
We are subject to assessments and other surcharges from state guaranty funds, which may reduce our profitability.
We are subject to statutory property and casualty guaranty fund assessments in many states in which we do business, and during the year ended December 31, 2019, we contributed an aggregate of approximately $6,000 to such funds. The purpose of a guaranty fund is to protect customers in a particular state by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers in such state. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer's share of voluntary premiums written in the state.
Maximum contributions required by law in any one year vary by state. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments due to a rise in insurance insolvencies could have a material adverse effect on our financial condition and results of operations.
New or changing technologies, including those impacting personal transportation, could cause a disruption in our business model, which may materially impact our results of operations and financial condition.
If we fail to anticipate the impact on our business of changing technology, including automotive technology, our ability to successfully operate may be materially impaired. Our business could also be affected by potential technological changes, such as autonomous or partially autonomous vehicles or technologies that facilitate ride, car or home sharing, or vehicles with built-in telematics features. Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the automobile insurance market, causing our business to decline. Since auto insurance constitutes substantially all of our business, we are more sensitive than other insurers and more adversely affected by trends that could decrease auto insurance rates or reduce demand for auto insurance over time. We may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.
Security incidents, or real or perceived errors, failures or bugs in our systems, website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business and operating results.
Our continued success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website and mobile app may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or mobile app shutdowns.
Operating our business and products involves the collection, storage, use and transmission of sensitive, proprietary and confidential information, including personal information, pertaining to our current, prospective and past customers, employees, contractors, and business partners. The security measures we take to protect this information may be breached as a result of computer malware, viruses, social engineering, ransomware attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. For example, attempts to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems and the information in them have increased and could be successful. Our security measures could also be compromised by our personnel, theft or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely. Such incidents have in the past resulted in unauthorized access to certain personal information, and may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary and confidential information that we handle. These incidents may remain undetected for extended periods of time.
We rely on third-party service providers to provide critical services that help us deliver our solutions and operate our business. These providers may support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third-party service providers for the resulting liability we incur.
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third party service providers have implemented will be effective against current or future security threats.
A security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage our reputation and brand; reduce demand for our insurance products; disrupt normal business operations; require us to expend significant capital and resources to investigate and remedy the incident and prevent recurrence; and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies in our industry could create the perception among our customers or potential customers that our digital platform is not safe to use. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature.
If we fail to maintain adequate systems and processes to prevent, monitor and detect fraud, including fraudulent policy acquisitions or claims activity, or if inadvertent errors occur with such prevention, monitoring and detection systems due to human or computer error, our business could be materially adversely impacted. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud. Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on our business and reputation.
We are subject to a full scope examination by our primary state insurance regulator, which could result in adverse examination findings and necessitate remedial actions.
Periodically, our domiciliary regulator, the Ohio DOI, performs examinations of insurance companies under its jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities. We are currently undergoing, but have not completed, our five-year financial examination with the Ohio DOI, which includes a specific examination of our pricing and underwriting methodologies as well as our regulatory capital. If, as a result of this examination, the Ohio DOI determines that our financial condition, capital resources or other aspects of any of our operations are not satisfactory, or that we have violated applicable laws or regulations, the Ohio DOI may subject us to fines or other penalties and/or require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as pursuant to an enforcement action or, in the case of regulatory capital, require us to maintain additional capital. The results of the examinations are a matter of public record, and our reputation may also be harmed by such penalties.
In addition, insurance regulators of other states in which we are licensed to operate may also conduct periodic financial examinations or other targeted investigations or inquiries. We are currently subject to market conduct examinations in the states of Delaware and Virginia. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from these examinations could have a material adverse effect on our business, reputation, financial condition or results of operations.
We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.
In the United States, insurance companies are subject to the privacy provisions of the federal Gramm-Leach-Bliley Act and the NAIC Insurance Information and Privacy Protection Model Act, as adopted and implemented by certain state legislatures and insurance regulators. The regulations implementing these laws require insurance companies to disclose their privacy practices to consumers, allow them to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages.
Privacy and data security regulation in the United States is rapidly evolving. For example, California recently enacted the CCPA, which became effective January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act or the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
In addition, with California voters recently approving the CPRA, the requirements of the CCPA itself will expand substantially. The Act gives consumers the ability to limit use of precise geolocation information and other categories of information classified as “sensitive”; add e-mail addresses and passwords to the list of personal information that, if lost or breached, would give the affected consumers the right to bring private lawsuits; increase the maximum penalties threefold for violations concerning consumers under age 16; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.
In addition to privacy and data security requirements under applicable laws, we are subject to the Payment Card Industry Data Security Standard, or PCI DSS, a self-regulatory standard that requires companies that process payment card data to implement certain data security measures. If we or our payment processors fail to comply with the PCI DSS, we may incur significant fines or liability and lose access to major payment card systems. Industry groups may in the future adopt additional self-regulatory standards by which we are legally or contractually bound.
If we expand into Europe, we may also face particular privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (E.U.) 2016/679, or GDPR, and other data protection regulations. Among other stringent requirements, the GDPR restricts transfers of data outside of the E.U. to third countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. A July 16, 2020 decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the E.U. to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit our ability to deliver our products in the E.U. and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data.
Additionally, we are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. Any failure or perceived failure by us or third parties we work with to comply with these policies, disclosures, and obligations to customers or other third parties, or privacy or data security laws may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business.
We rely on our mobile application to execute our business strategy. Government regulation of the internet and the use of mobile applications in particular is evolving, and unfavorable changes could seriously harm our business.
We rely on our mobile application to execute our business strategy. We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the internet and the use of mobile applications in particular. Existing and future laws and regulations may impede the growth of the internet or other online services, and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet and the use of mobile applications in particular, as the vast majority of these laws were adopted prior to the advent of the internet and the use of mobile applications and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet and the use of mobile applications in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, currently comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our mobile application or website by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
Our trade secrets, trademarks, copyrights and other intellectual property rights are important assets for us. We rely on, and expect to continue to rely on, various agreements with our employees, independent contractors, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, and trade secret laws, to protect our brand and other intellectual property rights. Such agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology, and we may fail to consistently obtain, police and enforce such agreements. Additionally, various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary.
In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. Certain information or technology that we endeavor to protect as trade secrets may not be eligible for trade secret protection in all jurisdictions, or the measures we undertake to establish and maintain such trade secret protection may be inadequate. In order to protect our proprietary information and technology, we rely in part on agreements with our employees, investors, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may not adequately protect our trade secrets, these agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Current or future legal requirements may require us to disclose certain proprietary information or technology, such as our proprietary algorithms, to regulators or other third parties, including our competitors, which could impair or result in the loss of trade secret protection for such information or technology. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations and competitive position.
We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark or copyright, as applicable, or whether the examination process will require us to narrow our claims or otherwise limit the scope of such intellectual property. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. Because obtaining patent protection requires disclosing our inventions to the public, such disclosure may facilitate our competitors developing improvements to our innovations. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.
We currently hold various domain names relating to our brand, including joinroot.com and rootinsurance.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our mobile app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.
Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations and financial condition. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners, we cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings.

Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.
We use open source software in our products and services and anticipate continuing to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code of such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we develop using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer such source code to eliminate use of such open source software. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, assurance of title or controls on the origin or operation of the open source software, which are risks that cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development teams for the use of open source software, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.
Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or have otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties may assert claims of infringement of intellectual property rights against us. Although we believe that we will likely have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.
With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.
We may be subject to compliance obligations arising from medical information privacy regulations.
By processing certain personal injury data on behalf of our clients, we may be subject to compliance obligations under privacy and data security-related laws specific to the protection of healthcare or medical information. Although we may be subject to the Health Insurance Portability and Accountability Act, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and comparable state laws, we do not have a process in place to assess or align our privacy and security practices specifically against requirements for protecting medical information.
We may be unable to prevent or address the misappropriation of our data.
From time to time, third parties may misappropriate our data through website scraping, bots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites or mobile apps may misappropriate data and attempt to imitate our brand or the functionality of our website or our mobile app. If we become aware of such websites or mobile apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or mobile apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites or mobile apps operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites or mobile apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or mobile apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.
If our customers were to claim that the policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations and financial condition.
Although we aim to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain agents errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.
If we are unable to underwrite risks accurately or charge competitive yet profitable rates to our customers, our business, results of operations and financial condition will be adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. The accuracy of our pricing depends on our ability to adequately assess risks, estimate losses and comply with state insurance regulations. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. We also utilize the data that we gather through our interactions with our customers, as evaluated and curated by our technology-based pricing platform.
Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, LAE, and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that our prices are too low, insurance regulations may preclude us from being able to cancel insurance contracts, non-renew customers, or raise premiums. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to fewer customers and lower revenues, which could have a material adverse effect on our business, results of operations and financial condition.
Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must:
•collect and properly analyze a substantial volume of data from our customers;
•develop, test and apply appropriate actuarial projections and rating formulas;
•review and evaluate competitive product offerings and pricing dynamics;
•closely monitor and timely recognize changes in trends; and
•project both frequency and severity of our customers’ losses with reasonable accuracy.
There are no assurances that we will have success in implementing our pricing methodology accurately in accordance with our assumptions. Our ability to accurately price our policies is subject to a number of risks and uncertainties, including:
•insufficient or unreliable data;
•incorrect or incomplete analysis of available data;
•uncertainties generally inherent in estimates and assumptions;
•our failure to implement appropriate actuarial projections and rating formulas or other pricing methodologies;
•incorrect or incomplete analysis of the competitive environment;
•regulatory constraints on rate increases; and
•our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses, as well as unanticipated court decisions, legislation or regulatory action.
To address the potential inadequacy of our current business model, we may be compelled to increase the amount allocated to cover policy claims, increase premium rates or adopt tighter underwriting standards, any of which may result in a decline in new business and renewals and, as a result, could have a material adverse effect on our business, results of operations and financial condition.
Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Kentucky.
Approximately 39.2% of our gross written premium for the nine months ended September 30, 2020 originated from customers in Texas, Georgia and Kentucky. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as the recent outbreak of COVID-19, and cause material losses in Texas, Georgia or Kentucky, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in Texas, Georgia or Kentucky may expose us to more significant risks.
Our product development cycles are complex and subject to regulatory approval, and we may incur significant expenses before we generate revenues, if any, from new products.
Because our products are highly technical and require rigorous testing and regulatory approvals, development cycles can be complex. Moreover, development projects can be technically challenging and expensive, and may be delayed or defeated by the inability to obtain licensing or other regulatory approvals. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.
New lines of business or new products and services may subject us to additional risks.
From time to time, we may implement or may acquire new lines of business, including those outside of the insurance industry, or offer new products and services within existing lines of business. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. In addition, new business ventures may require different strategic management competencies and risk considerations compared to those of a traditional insurance company or compared to those of our existing management team. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have an adverse effect on our business, results of operations and financial condition.
Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations and financial condition.
From time to time, we are subject to allegations, and may be party to litigation and legal proceedings relating to our business operations. Litigation and other proceedings may include complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. We expect that as our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively.
As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are periodically the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ a technology platform to collect customer data, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend, and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2019, we had federal income tax net operating losses, or NOLs, of approximately $320.0 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code, or otherwise. Of our NOLs, $208.8 million of losses will begin to expire in 2035 and $111.2 million of losses can be carried forward indefinitely.
We may be unable to fully use our NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize NOL carryforwards in taxable years beginning after December 31, 2020 to 80% of taxable income. In addition, federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but carryback of NOLs are generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before 2021 and after 2017. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. The new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.
Future acquisitions or investments could disrupt our business and harm our financial condition.
In the future we may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. There is no assurance that such acquisitions or investments will perform as expected or will be successfully integrated into our business or generate substantial revenue, and we may overestimate cash flow, underestimate costs or fail to understand the risks of or of related to any investment or acquired business. The process of acquiring a business, product or technology can also cause us to incur various expenses and create unforeseen operating difficulties, expenditures and other challenges, whether or not those acquisitions are consummated, such as:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•inadequacy of reserves for losses and loss adjustment expenses;
•failure or material delay in closing a transaction, including as a result of regulatory review and approvals;
•regulatory conditions attached to the approval of the acquisition and other regulatory hurdles;
•a need for additional capital that was not anticipated at the time of the acquisition;
•anticipated benefits not materializing or being lower than anticipated;
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•transition of the acquired company’s customers;
•difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•retention of employees or business partners of an acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•coordination of product development and sales and marketing functions;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business;
•adverse market reaction to an acquisition;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.
If we are unable to address these difficulties and challenges or other problems encountered in connection with any future acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally.
To the extent that we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could seriously harm our business.
Risks Related to Our Business Model and Industry
The insurance business, including the market for automobile, renters and homeowners insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity increase premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.

We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. Additionally, negative market conditions could result in a decline in policies sold, an increase in the frequency of claims and premium defaults, and an uptick in the frequency of falsification of claims. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and financial condition.
Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have a material effect on our results of operations and financial condition.
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. Our regulated insurance subsidiary, Root Insurance Company, obtains reinsurance to help manage its exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our regulated insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. We are also subject to the risk that under applicable insurance laws and regulations we may not be able to take credit for the reinsurance on our financial statements and instead would be required to hold separate admitted assets as reserves to cover claims on the risks that we have ceded to the reinsurer. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available, as such availability depends in part on factors outside of our control. A new contract may not provide sufficient reinsurance protection. Market forces and external factors, such as significant losses from hurricanes or terrorist attacks or an increase in capital and surplus requirements, impact the availability and cost of the reinsurance we purchase. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient at acceptable prices, we would have to either accept an increase in our catastrophe exposure, reduce our insurance underwritings, or develop or seek other alternatives.
The unavailability of acceptable reinsurance protection would have a materially adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If we are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon our business volume and profitability. Alternatively, we could elect to pay higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon our profitability unless policy premium rates could be raised, in most cases subject to approval by state regulators, to offset this additional cost.
Reinsurance subjects us to risks of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our results of operations and financial condition.
The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, their affiliates, or certain regulatory bodies have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Any disruption, volatility and uncertainty in the financial reinsurance markets may decrease our ability to access such markets on favorable terms or at all. In addition, we are subject to the risk that one or more of our reinsurers will not honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. In addition, any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. Our inability to collect a material recovery from a reinsurer could have a material effect on our results of operations and financial condition.
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.
We are subject to extensive laws and regulations by the individual state insurance departments in the states in which we transact business and the Cayman Island Monetary Authority as it pertains to our captive reinsurance company. These laws and regulations are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital and surplus, and additional limits on our ability to grow or to achieve targeted profitability. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to:
•prior approval of transactions resulting in a change of “control”;
•approval of policy forms and premiums;
•approval of intercompany service agreements;
•statutory and risk-based capital solvency requirements, including the minimum capital and surplus our regulated insurance subsidiary must maintain;
•establishing minimum reserves that insurance carriers must hold to pay projected insurance claims;
•required participation by our regulated insurance subsidiary in state guaranty funds;
•restrictions on the type and concentration of our regulated insurance subsidiary’s investments;
•restrictions on the advertising and marketing of insurance;
•restrictions on the adjustment and settlement of insurance claims;
•restrictions on the use of rebates to induce a policyholder to purchase insurance;
•restrictions on the sale, solicitation and negotiation of insurance;
•restrictions on the sharing of insurance commissions and payment of referral fees;
•prohibitions on the underwriting of insurance on the basis of race, sex, religion and other protected classes;
•restrictions on our ability to use telematics to underwrite and price insurance policies, such as in California;
•restrictions on the ability of our regulated insurance subsidiary to pay dividends to us or enter into certain related party transactions without prior regulatory approval;
•rules requiring the maintenance of statutory deposits for the benefit of policyholders;
•privacy regulation and data security;
•regulation of corporate governance and risk management;

•periodic examinations of operations, finances, market conduct and claims practices; and required periodic financial reporting.
To the extent we decide to expand our current product offerings to include other insurance products, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. Several states have also adopted legislation prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance as well as unfair claims practices. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, and discrimination in the business of insurance. Noncompliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and possibly private litigation. States also regulate various aspects of the contractual relationships between insurers and independent agents as well as, in certain states, insurers and third-party administrators.
Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Federal Reserve Board, the Federal Insurance Office, the U.S. Department of Labor, the U.S. Department of Justice and the National Labor Relations Board. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act, or FCRA. Among other things, the FCRA requires that insurance companies (i) have a permissible purpose before obtaining and using a consumer report for underwriting purposes and (ii) comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws could subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid rate of growth, we are vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, with respect to our customer communications. As a result of such noncompliance, regulators could impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.
In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue or the scope of a regulator’s authority may change over time to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective. This would necessitate changes to our practices that may adversely impact our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. State insurance laws and regulations are generally intended to protect the interests of purchasers or users of insurance products, rather than the holders of securities that we issue. For example, state insurance laws are generally prescriptive with respect to the content and timeliness of notices we must provide policyholders. We recently became aware that we failed to comply with certain notice period timeliness requirements when cancelling a number of policies for nonpayment, as a result of which we could be liable for claims made under those policies. We are currently working to determine the exact extent to which cancellations were affected, and currently cannot predict with any certainty the impact these non-cancellations may have on our business, results of operations and financial condition, although this impact could be material. Failure to comply with other state insurance laws and regulations in the future could also have a material adverse effect on our business, operating results and financial condition. As another example, the federal government could pass a law expanding its authority to regulate the insurance industry, expanding federal regulation over our business to our detriment. These laws and regulations may limit our ability to grow, raise additional capital or improve the profitability of our business.

Our ability to retain state licenses depends on our ability to meet licensing requirements established by the NAIC and adopted by each state, subject to variations across states. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in that state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended, or be subject to the seizure of assets. Any such events could adversely affect our business, results of operations or financial condition. See the sections titled (i) “Regulation — Insurance Regulation”, (ii) “Regulation — Insurance Holding Company Regulation” and (iii) “Regulation — Required Licensing” for additional information.
A regulatory environment that requires rate increases to be approved and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our results of operations and financial condition.
From time to time, political events and pressures affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if our loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or otherwise delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. In particular due to the COVID-19 pandemic, state regulators and legislators are under increased political pressure to provide financial relief to policyholders through premium rebates or requiring insurers to pay claims arising from COVID-19 related losses, regardless of the applicable policy’s exclusions.
In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. Certain states also require insurers to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance there, except pursuant to a plan that is approved by the state insurance department. Additionally, as addressed above, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our results of operations and financial condition could be adversely affected by any of these factors.
State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant amendments to the Insurance Holding Company Act and related regulations, or NAIC Amendments. The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. As the ultimate controlling person in the insurance holding company system, we are required to file an annual enterprise risk report. Other changes include the requirement that a controlling person submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective.
In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, or the ORSA Model Act. The ORSA Model Act, as adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own Risk and Solvency Assessment Summary Report, or ORSA. The ORSA is a confidential internal assessment appropriate to the nature, scale and complexity of an insurer, conducted by that insurer of the material and relevant risks identified by the insurer associated with an insurer’s current business plan and the sufficiency of capital resources to support those risks. The ORSA Model Act must be adopted by individual state legislatures and insurance regulators in order to be effective. We cannot predict the impact, if any, that any other regulatory requirements may have on our business, financial condition or results of operations.
There is also risk that insurance holding company systems may become subject to group capital requirements at the holding company level. The NAIC is currently working to develop a group capital calculation framework that regulators may use for informational purposes. As envisioned, the framework is intended to complement the current holding company analytics framework by providing additional information to the lead state regulator for use in assessing group risks and capital adequacy. The NAIC has not promulgated a model law or regulation on this subject.
The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, or the Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Louisiana, Michigan, Mississippi, New Hampshire, Ohio, Indiana, South Carolina and Virginia have adopted versions of the Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the Insurance Data Security Model Law in the future. The New York Department of Financial Services has promulgated its own Cybersecurity Requirements for Financial Services Companies that is not based upon the Insurance Data Security Model Law and requires insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. In addition, some jurisdictions, such as Massachusetts, Nevada and California have enacted more generalized data security laws that apply to certain data that we process. Although we take steps to comply with financial industry cybersecurity regulations and other data security laws and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in material regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.
We rely on technology and intellectual property from third parties for pricing and underwriting our insurance policies, handling claims and maximizing automation, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.
We use technology and intellectual property licensed from unaffiliated third parties in certain of our products, and we may license additional third-party technology and intellectual property in the future. Any errors or defects in this third-party technology and intellectual property could result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all.
Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms or prices. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations and financial condition.
We are subject to payment processing risk.
We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor refuses to provide these services to us and we are unable to find a suitable replacement on a timely basis or at all. If we or our processing vendor fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.
Our success depends upon the insurance industry continuing to move online at its current pace and the continued growth and acceptance of online and mobile app-based products and services as effective alternatives to traditional offline products and services.
We provide automobile, renters and homeowners insurance products through our website and our online and mobile apps that compete with traditional offline counterparts. We do not offer insurance through traditional, offline brokers. We believe that the continued growth and acceptance of online products and services as well as those offered through mobile devices generally will depend, to a large extent, on the continued growth in commercial use of the internet and mobile apps, and the continued migration of traditional offline markets and industries online.
Purchasers of insurance may develop the perception that purchasing insurance products online or through a mobile app is not as effective as purchasing such products through a broker or other traditional offline methods, and the insurance market may not migrate online as quickly as (or at the levels that) we expect. Moreover, if, for any reason, an unfavorable perception develops that telematics, mobile engagement, a technology-based platform and/or bots are less efficacious than traditional offline methods of purchasing insurance, underwriting, claims processing, and other functions that do not use data automation, artificial intelligence and/or bots, or that our processes lead to unfair outcomes, our business, results of operations and financial condition could be adversely affected.
Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
Our financial condition and results of operations depend on our ability to accurately price risk and assess potential losses and loss adjustment expenses under the terms of the policies we underwrite. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In our industry, there is always the risk that reserves may prove inadequate since we may underestimate the cost of claims and claims administration.
We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, severe weather, climate change, economic and judicial trends and legislative and regulatory changes. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial condition.
Recorded claim reserves, including case reserves and incurred but not reported, or IBNR, claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, state mix, contractual terms industry payment and reporting patterns, and changes in claim reporting, and settlement practices. External factors are also considered, such as court decisions, changes in law and litigation imposing unintended coverage. We also consider benefits, such as requiring the availability of multiple limits for a single loss occurrence. Regulatory requirements and economic conditions are also considered.
Since reserves are estimates of the unpaid portion of losses and expenses for events that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process that is regularly refined to reflect current estimation processes and practices. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our results of operations and financial condition as the reserves and reinsurance recoverables are reestimated.
If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract new business or to retain existing customers.
Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy, which is routinely reviewed by the Audit Committee of our regulated insurance subsidiary, Root Insurance Company. However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.
Our primary market risk exposures are to changes in interest rates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the maturity of the securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.
Such factors could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio does not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC. The maximum percentage and types of securities we may invest in are subject to insurance laws and regulations, which may change. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of such investments.
Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.
There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend, or at all. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a customer may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our customers. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in California could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions. Under insurance laws, the insurer typically has the burden of proving an exclusion applies and any ambiguities in the terms of a loss limitation or exclusion provision are typically construed against the insurer. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
As a holding company, we rely on dividends and payments from our subsidiaries to operate our business. Our ability to receive dividends and permitted payments from our insurance company subsidiaries is subject to regulatory constraints.
We are a holding company and, as such, have no direct operations of our own. We do not expect to have any significant assets other than our ownership of equity interests in our operating subsidiaries. We accordingly depend on the payment of funds from our subsidiaries in the form of dividends, distributions or otherwise to meet our obligations and to pay our expenses. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities, and legal restrictions.
In addition, the payment of any extraordinary dividend by Root Insurance Company, our regulated insurance subsidiary, requires the prior approval of the superintendent of the Ohio DOI. For purposes of determining whether such prior approval must be sought, an “extraordinary dividend” constitutes: (i) any distribution whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten per cent of Root Insurance Company’s policyholder surplus as of December 31 of the preceding year, or (b) Root Insurance Company’s net income for the twelve-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by Root Insurance Company from other than earned surplus.

As of December 31, 2019, Root Insurance Company was not permitted to pay any dividends to us without approval of the superintendent of the Ohio DOI. Our operating subsidiaries, including Root Insurance Company, may be unable to pay dividends in the future, and the limitations of such dividends could adversely affect our business, liquidity or financial condition.
Risks Related to Ownership of Our Class A Common Stock
An active public trading market for our Class A common stock may not develop or be sustained.
Prior to the closing of our IPO in October 2020, no public market for our Class A common stock existed. An active public trading market for our Class A common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair the ability of holders of our Class A common stock to sell their shares at the time they wish to sell them or at a price that the holders of our Class A common stock consider reasonable. The lack of an active market may also reduce the fair value of shares of our Class A common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The dual class structure of our common stock will have the effect of concentrating voting control with our executive officers, directors and their affiliates, which will limit your ability to influence the outcome of important transactions.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of November 24, 2020, holders of our Class B common stock collectively beneficially own shares representing approximately 97.0% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 69.9% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

The price of our stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock could be volatile, and you could lose all or part of your investment. The following factors, in addition to other factors described in this “Risk Factors” section and included elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our Class A common stock:
•the occurrence of severe weather events and other catastrophes;
•our operating and financial performance, quarterly or annual earnings relative to similar companies;
•publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•announcements by us or our competitors of acquisitions, business plans or commercial relationships;
•any major change in our board of directors or senior management;
•sales of our Class A common stock by us, our directors, executive officers, principal shareholders, or senior management;
•adverse market reaction to any indebtedness we may incur or refinance or securities we may issue in the future;
•short sales, hedging and other derivative transactions in our Class A common stock;
•exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance-linked investments;
•our creditworthiness, financial condition, performance, and prospects;
•our dividend policy and whether dividends on our Class A common stock have been, and are likely to be, declared and paid from time to time;
•perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•regulatory or legal developments;
•changes in general market, economic, and political conditions;
•conditions or trends in our industry, geographies or customers;
•changes in accounting standards, policies, guidance, interpretations or principles; and
•threatened or actual litigation or government investigations.
In addition, broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Applicable insurance laws may make it difficult to effect a change of control.
Under applicable state insurance laws and regulations, no person may acquire “control” of a domestic insurer until written approval is obtained from the state insurance commissioner. Root Insurance Company is domiciled in Ohio. Applicable Ohio law provides for a rebuttable presumption of “control” by any person which owns or acquires, directly or indirectly, 10% or more of the voting stock of the insurance company. Under applicable Ohio law, a person must seek regulatory approval from the superintendent of the Ohio DOI prior to acquiring direct or indirect “control” of a domestic insurer by filing a Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, or Form A. As part of this Form A application, the entity acquiring control (as well as any controlling shareholders of such entity) will need to submit, along with other documents and disclosures, its financial statements, organizational charts and biographical affidavits for any officers, directors and controlling shareholders of each applicable entity. Would-be acquirors may find these requirements burdensome, which could deter potential acquisition proposals and may serve to delay or prevent change of control transactions, including transactions that some or all of the stockholders might consider to be desirable. These requirements may also inhibit our ability to acquire an insurance company should we wish to do so in the future.
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our Class A common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
As a public company, we are subject to more stringent federal and state law requirements.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd–Frank Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Despite reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.
As a result of disclosure of information in connection with our IPO and in filings required of a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, financial condition and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our brand and reputation, business, results of operations, financial condition and prospects. Being a public company and the associated rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
We do not intend to pay dividends on our Class A common stock so any returns will be limited to the value of our stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, we are a holding company that transacts a majority of our business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders is largely dependent on receipt of dividends and other distributions from our subsidiaries. As addressed above, applicable insurance laws restrict the ability of our regulated insurance subsidiary to declare extraordinary stockholder dividends and require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. Any return to stockholders will therefore be limited to the appreciation of their stock.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of U.S. government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Class A common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We are currently in the process of hiring additional accounting and finance staff as we grow our business. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants.

If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our Class A common stock may decline.
There can be no assurance that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our Class A common stock could decline. As of November 24, 2020, we have outstanding a total of 59,443,588 shares of Class A common stock and 191,354,938 shares of Class B common stock. Of these shares, only the shares of Class A common stock sold in our IPO are freely tradable without restriction in the public market. The underwriters, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.
The lock-up agreements pertaining to our IPO will expire on April 25, 2021. In addition, shares of Class A common stock that are either subject to outstanding options or reserved for future issuance under the 2020 Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
The holders of 181.1 million shares of our capital stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our Class A common stock.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that not all members of the board are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from the board;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•prohibit our stockholders from calling a special meeting of our stockholders;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 66 2⁄3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our Class A common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:
•any breach of the director’s duty of loyalty to the corporation or its stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•any transaction from which the director derived an improper personal benefit.
Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.
Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that these amended and restated certificate of incorporation and amended and restated bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
While we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may adversely impact our cash position.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following claims or causes of action under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
•any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws;
•any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws;
•any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any claim or cause of action against us or any of our current or former directors, officers or other employees that is governed by the internal-affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants.
This provision would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

From June 1, 2020 through October 5, 2020 (the date of the filing of our registration statement on Form S-1), we granted to our directors, officers, employees, consultants and other service providers restricted stock units for an aggregate 76,000 shares of our common stock under our 2015 Equity Incentive Plan.
On October 30, 2020, we issued and sold an aggregate of 18,518,518 shares (the “Private Placement Shares”) of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), to funds affiliated with Dragoneer Investment Group, LLC (“Dragoneer”) and Silver Lake Technology Management, L.L.C (“Silver Lake”) in private placements that occurred concurrently with the closing of our IPO.
The aggregate cash purchase price of the Private Placement Shares was $500.0 million, representing a per share price of $27.00, the same price at which shares of Common Stock were sold to the public in the IPO.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The sale and issuance of the Private Placement Shares to Dragoneer and Silver Lake were not registered under the Securities Act or any state securities laws. We relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder relating to transactions not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
Use of Proceeds

On October 30, 2020, we closed our IPO, in which we sold 24,249,330 million shares of our common stock at a price of $27.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-249692), which was declared effective by the SEC on October 27, 2020. We raised approximately $614.7 million in net proceeds after deducting underwriting discounts and commissions of $36.0 million and offering expenses. We intend to use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO for acquisitions and/or strategic investments in complementary businesses, products, services or technologies. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39568	3.1	October 30, 2020

3.2	Amended and Restated Bylaws of Root, Inc.	S-1/A	333-249332	3.4	October 20, 2020

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

10.1	Root, Inc. 2020 Equity Incentive Plan, and forms of agreements thereunder.					X

10.2	Amended and Restated Term Loan Agreement by and among the Registrant, Caret Holdings, Inc., SunTrust Bank, and the lenders from time to time party thereto, dated November 25, 2019, as amended.	S-1	333-249332	10.7	October 5, 2020

10.3	Note Purchase Agreement by and among the Registrant, Caret Holdings, Inc., Wilmington Trust, National Association, and the noteholders from time to time party thereto, dated November 25, 2019, as amended.	S-1	333-249332	10.8	October 5, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Columbus, State of Ohio, on December 2, 2020.

Root, Inc.

Date: December 2, 2020	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Root, Inc.

Date: December 2, 2020	By:	/s/ Daniel Rosenthal
Daniel Rosenthal
Chief Financial Officer
(Principal Financial Officer)

Root, Inc.

Date: December 2, 2020	By:	/s/ Megan Binkley
Megan Binkley
Chief Accounting Officer
(Principal Accounting Officer)