Form 10-K
period 2020-12-31
Root, Inc.
filed 2021-03-04
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

Commission file number 001-39658
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share (the "Common Stock") held by non-affiliates was approximately $933.9 million based upon the December 31, 2020, closing price of $15.71 as reported by the Nasdaq Global Select Market. The registrant has elected to use December 31, 2020 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately held company.

There were 59,660,254 shares of Class A common stock and 192,034,884 shares of Class B common stock outstanding as of February 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 8, 2021.

ROOT, INC.
FORM 10-K
As of and For the Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to retain existing customers and acquire new customers;
•our expectations regarding our future financial performance, including total revenue, gross profit/(loss), adjusted gross profit/(loss), direct contribution, direct loss ratio, marketing costs, direct loss adjustment expense (LAE) ratio, quota share levels and expansion of our renewal premium base;
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
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made and we undertake no obligation to update them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
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
•We may lose our existing customers or fail to acquire new customers, and our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive. If we are unable to maintain the levels of customer service or continue technological innovation and improvements, our prospects for future growth may be materially adversely affected.
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
•Operating system platforms and application stores controlled by third parties, such as Apple and Google, may change their terms of service or policies in a manner that increases our costs or impacts our ability to distribute our mobile app, collect data through it, and market our products.
•Our expansion within the United States and any future international expansion strategy will subject us to regulatory approvals, regulatory exposure in new markets and additional costs and risks, and our plans may not be successful.
•Our technology platform may not operate properly or as we expect it to operate.
•Regulators may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology.
•We may be unable to manage our growth effectively.
•We are subject to full scope financial examinations by state insurance regulatory authorities in each state in which one of our domestic insurance company subsidiaries is domiciled, which could result in adverse examination findings and necessitate remedial actions.
•We are subject to market conduct examinations by state insurance regulatory authorities in any state in which our domestic insurance company subsidiaries issue insurance policies, which could result in adverse examination findings and necessitate remedial actions.
•Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Kentucky.

•We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security, increasing the complexity of compliance. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.
•Data security breaches, or real or perceived errors, failures or bugs in our systems, website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business and operating results.
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

PART 1.
Item 1.  Business
Overview
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate a direct-to-consumer model in which we acquire the majority of our customers through mobile applications. We are currently writing auto insurance in 30 states in the U.S.
We have built a company that recognizes each individual is unique and puts customers in control, rewarding them for their actions. For centuries, traditional insurance companies have grouped people into risk pools and long relied on the ‘law of large numbers’ to produce acceptable pricing on an aggregate basis. Fairness at the individual level has been largely ignored. Root is different—we use technology to measure risk based on individual performance, prioritizing fairness to the customer. The way we design and deliver insurance is not a simple tweak to the traditional insurance model—we are fundamentally reinventing insurance through technology, data science and a maniacal focus on the customer. While our opportunity is expansive and our ambition is global, our primary focus is on U.S. auto insurance.
We believe the $266 billion U.S. auto insurance market is ripe for disruption. Traditional methods of pooled risk assessment are not personalized and inherently less precise given individual behavioral data is underutilized or not measured as a component of the insurance risk assessment process. Traditional systems and processes have become outdated and we believe they are increasingly disconnected from the needs of consumers. Insurance agents are the predominant form of distribution for traditional insurance and generally require expensive selling commissions, which increases the overall cost to the consumer. Our initial focus on auto insurance was motivated by how well-suited we believe the product to be for fundamental improvement through technology. We believe Root is the innovator to drive this transformation.
Auto insurance is required for the vast majority of drivers in the U.S. and we believe it is typically the first insurance policy purchased by consumers. As a result, our auto-first strategy establishes the foundation for an expansive lifetime relationship with the opportunity to add other personal insurance lines as customer needs evolve. Our strategy has also established the technological foundation for an enterprise software offering, diversifying our revenue streams over time.
The Root advantage is derived from our unique ability to segment individual risk based on complex behavioral data and proprietary telematics, a mobile-first customer experience built for ease of use and a product offering made possible with our full-stack insurance structure all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain—from customer acquisition to claims and administration to ongoing customer engagement.
As a full-stack insurance carrier, we have the infrastructure to design products, and distribute, underwrite, administer and pay claims on all of our policies. Our model, supported by proprietary technology, leaves us virtually unencumbered by third parties across the value chain, provides complete design and feature discretion and we believe frees us to innovate and iterate more quickly than any of our major competitors. We view this flexibility as absolutely critical to introducing new capabilities, reinforcing customer centricity and driving growth. In practice this means we own and control an end-to-end insurance experience and have near complete operating autonomy, subject to regulation, to grow our business.
As with many data-enabled businesses, we benefit from a flywheel powered by data that allows us to improve our model and fuels growth. However, in contrast to many other flywheels where growth-generates-data-generates-growth, we believe our flywheel is more powerful in that increased data generates targeted growth and increases the lifetime value of our customers.
Our model naturally benefits from improvement in loss ratios as first term loss ratios decline with our growing data flywheel and our portfolio matures. We have observed first term accident period loss ratios declining, which we believe reflects our consistently improving risk segmentation capabilities and the power of our flywheel.

Furthermore, renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. As we grow our business, we anticipate, consistent with industry norms, that our portfolio will mature with a greater proportion of our premiums will be from customer renewals. We expect this growing proportion of renewal premiums will bring an increasing mix of lower loss ratio premiums and premiums without associated marketing costs.
Our direct written premium, or DWP, grew to $616.8 million in 2020 from $451.1 million in 2019 and $106.4 million in 2018. Similarly our direct earned premium, or DEP, grew to $605.2 million in 2020 from $352.9 million in 2019 and $61.4 million in 2018. We experienced declines in our direct loss ratios to 82.0% in 2020, compared to 99.9% in 2019 and 93.6% in 2018 with corresponding declines in our direct accident period loss ratios to 78.0% in 2020 down from 103.7% in 2019 and 112.1% in 2018. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Components of Our Results of Operations.”
Our Industry
Insurance is one of the oldest and largest markets in the world, touching every corner of the world and protecting many of our most important assets. Global property and casualty, or P&C, insurance premiums amount to $2 trillion annually. Our primary addressable market today is U.S. personal lines insurance. This market exceeded $370 billion in 2019 premiums and has grown at a 5% compound annual growth rate, or CAGR, since 2014.
Over the past century, there have been only a few waves of innovative disruption within insurance. Perhaps the most disruptive was the advent of the internet as a distribution channel in the late 1990s which redefined the personal auto insurance market. We believe the rise of digital distribution is the primary driver of the $50 billion market share shift that has accrued to direct models over the last 20 years. Further, we believe the next technology-driven structural shift is underway—and this time the shift is not just distribution-related but a holistic change in the way insurance is priced and delivered.
We believe innovation has been slow within the P&C insurance industry, in part, because legacy systems are difficult to build upon and nearly impossible to replace. Also impacting the pace of innovation is institutional friction generated by the cost and perceived risk of a requisite ground-up technology rebuild, disruption of carrier-agent relationships and the business model implications of replacing broad pool-based pricing. Our proprietary technology and business model allow us to avoid these pain points and aggressively pursue the opportunity to be at the forefront of this structural shift.
Our Business Model
Behavioral Data and Proprietary Telematics
We use technology to measure risk based on transparent collection and analysis of individual driving performance, which we believe is the most powerful predictor of accidents and the leading variable in our underwriting model. By collecting and synthesizing massive amounts of rich, sensory behavioral data across thousands of driving variables, including distracted driving, we strive to price auto insurance based more on causality than correlation. This allows us to price our customers’ policies more fairly—and in turn they pay premiums commensurate with their individual risk profile. While the notion of telematics has been around for decades, only recently has mobile technology made the concept adoptable at large scale.
The pooled-risk pricing strategy employed by the majority of incumbents takes a more uniform view of risk absent the capability to segment on an individualized basis. First, incumbents generally do not have the technology and infrastructure to collect and synthesize an integrated set of proprietary telematics and claims data. Second, introducing individualized telematics-based pricing across an existing portfolio constructed without telematics would have enormous profitability implications as lower-risk drivers would be re-rated to a meaningful discount, reducing profits, and high-risk drivers would be surcharged, which could result in reduced retention. As such, we believe we are the only P&C insurance carrier with a scaled proprietary telematics solution designed to price an entire book of business.
The hallmark of our data advantage is our integrated set of actual claims and associated proprietary telematics, which we believe to be the largest in the market. We match miles tracked, on an individual basis, with actual claims and identify a set of driving performance factors that cause, or on a relative basis are more likely to cause, accidents. We use an internally developed claims infrastructure to capture comprehensive structured data, contributing to our data advantage when combined with telematics experience and iterated over time. This integrated data set drives a usage-based insurance, or UBI, score that is almost ten times more predictive at estimating futures losses than a leading third-party provider, according to Milliman, Inc., an independent third-party actuarial and consulting firm.
Our model revolves around using integrated data and technology to create a pricing advantage through granular risk segmentation. The data we collect feeds proprietary risk scoring models which assist us in identifying what we believe to be the riskiest 10-15% of drivers on the road, a group we have elected not to quote thus avoiding a risk segment that is up to two times more likely to get in an accident than our average targeted customer. By removing this high-risk segment, we can price the remaining population more fairly, resulting in a stronger conversion of customers whose behavioral data indicates lower risk than a market-standard demographic rating alone. Our segmentation often allows us to provide better pricing to lower risk customers based on their driving behavior, giving us an advantage in acquiring new customers, as compared to traditional insurance carriers, and allowing us to build a more attractive book of business that contributes even more data to our flywheel.
Customer Experience
We meet the vast majority of our customers where they are, on their mobile phone, with a user-friendly interface and convenient, efficient experience. This is the mantra that drives our mobile-first engagement strategy and underpins both our user experience and our fundamental business model. App installation and initial engagement is intuitive and customers can easily identify the coverage they need in everyday language, including offering bundling options which clearly lay out associated cost savings.
Our mobile engagement extends across the customer experience and value chain:
•Engagement. The vast majority of our new customers come through our digital or partnership channels, which are largely mobile.
•Profile Creation. The Root app is available for both iOS and Android operating systems making it available to 99% of U.S. smartphone users. By simply scanning a driver’s license a prospective customer can nearly complete a profile, part of an on-boarding process that is possible to complete in as little as 47 seconds and with no keyboard interaction.
•Underwriting. The test drive is a key component of the underwriting process. A two-to-four week test drive gathers and analyzes data from smartphone sensors measuring braking, consistency, turning, time of day and other performance and contextual data.
•Coverage Selection. As part of profile setup, our app pre-populates with a customer’s owned automobiles and existing or prior coverage terms, allowing easy and seamless selection of policy terms.
•Policy Management. Once bound, customers can perform all policy management functions seamlessly from our app including profile or coverage adjustments, obtaining proof of insurance or chatting with a bot or human.
•Claims. We make it easy to file a claim and track processing status through to settlement via the app, allowing us to payout claims rapidly.
Auto insurance is a product most people use every day, reinforcing the importance of our mobile-first engagement strategy for both customer experience and data collection.

Direct Distribution
We distribute largely through the mobile channel, with over 75% of customers acquired through either our mobile app or mobile web platform. One of the things that excited us most when we launched Root was a recognition that very little insurance was distributed through the mobile channel. Mobile is the fastest growing retail channel in the U.S., as customers spend less time in front of computers and utilize smart phones for more convenient shopping. We therefore designed a mobile-directed customer acquisition strategy, to ultimately deliver customer acquisition costs below the average cost of doing so through each of the direct and agent channels:
•Digital. Our digital channel is designed to drive volume by efficiently capturing high intent customers. We accomplish this by meeting our customers within platforms they use extensively such as Facebook and Google or select marketplace platforms where consumers are actively shopping for insurance. We deploy dynamic data science models to optimize targeting and bidding strategies across our digital platforms aligning customer acquisition cost to expected lifetime value of the potential customer.
•Channel Media. We build consideration and drive intent through household-level targeted digital media channels such as YouTube and Hulu, as well as more traditional media channels such as billboards, regional TV and radio and direct mail. We utilize these media channels to drive awareness when launching new states and to actively target customers in active states.
•Partnership. We build upon the superior mobile and web customer experiences of selected distribution partners such as Carvana, Chime, GasBuddy, SoFi and Stash to reach a captive customer base. Through deep integration we are able to engage prospective customers when contextually relevant in third-party applications and target high value customer segments at a higher marketing efficiency than other channels. We expect increased penetration of this channel over time as we seek to grow partnership relationships offering access to relevant customer bases.
•Referral. We encourage our existing customers to spread our value proposition. Our referral channel compensates existing customers who refer new customers who subsequently receive a quote. This channel facilitates community-based growth to those who value our fair and transparent approach to insurance. This is our lowest cost acquisition channel and an important aspect of our ongoing distribution strategy.
While our customer acquisition costs can vary by channel mix, by state or due to seasonality, our main channels allow us to efficiently acquire customers by leveraging our partners’ premier user experiences to approach captive audiences in a contextually relevant, data-centric way. Accordingly, our marketing costs have historically been below industry averages. In the near term, as we expand our licensed footprint to 50 states, we have recently begun investing in our national brand, which will increase awareness, build credibility and support all four of our distribution channels. Furthermore, we continue to invest in the technology and data science behind our distribution with A/B tests, dynamic bidding models, and rapid updates and iterations, supporting differentiated cost of customer acquisition over the long term.
Capital Management
As a rapidly growing full-stack insurance company, we operate a “capital-light” business model which utilizes elevated levels of reinsurance. Our capital management strategy has three core objectives: (1) prioritize revenue and targeted customer growth while also maintaining regulatory capital requirements; (2) source efficient capital to support customer acquisition costs; and (3) mitigate impact of large losses or tail events. Together these strategies serve to maximize returns on shareholder capital as we grow.
Reinsurance is a cornerstone of our capital management framework. We have multiple strategic business partnerships with leading global reinsurers who offer us reinsurance solutions on both a proportional (i.e., quota share) and non-proportional (i.e., excess of loss or “XOL” coverage) basis for multi-year periods. We also utilize a wholly-owned, Cayman Islands-based reinsurer, Root Reinsurance Company, Ltd., or Root Re.

Our Growth Strategy
We are focused on the following growth strategies to continue penetrating the $266 billion U.S. auto insurance market and ultimately the $2 trillion global P&C market. In the near term, our primary focus is to execute on the auto opportunity at hand. In the longer-term, we will continue to develop additional growth opportunities though the expansion of product offerings, growing our enterprise solution and entering international markets.
•Execute the Auto Opportunity
◦Better, fairer pricing. We will never stop working to improve our ability to segment risk by increasing the influence of behavioral factors in our underwriting and pricing models. Our primary tool for improvement is to continue applying data science to our powerful flywheel, where each rotation sheds incremental light on the causes of accidents. Over time we hope that we can replace all correlation-related inputs to our pricing model, such as credit scores, with a fully behavioral pricing model. We would view this as the ultimate achievement in customer transparency and fairness.
◦Grow national auto insurance presence. We will continue to aggressively invest in domestic growth by becoming active in more states while creating brand awareness through a national marketing campaign. In November 2020, we acquired Catlin Indemnity Company, a shell insurance company subsequently renamed Root Property & Casualty Insurance Company, or Root Property & Casualty, that expands our ability to sell personal auto insurance in 48 states and the District of Columbia. In instances where a prospective customer solicits a quote in a state where we do not currently underwrite, we retain their contact information with permission and reengage upon state entry.
◦Enhance marketing efficiency. We will continue to enhance the efficiency of our marketing spend through better data science and dynamic targeting in our digital channel, as well as greater investment in channel media and expansion of our partnership channel, where we build on the premium mobile and web experiences of contextually relevant partners to access their active customer base.
•Accelerate Insurance Product Innovation
◦Strengthen value proposition and business model through cross-sell. We launched our home product in May of 2020 and our renters product in July of 2019. In bundling these products with auto insurance we unlock the 50% of the market that we believe prefers a bundled offering and was therefore not available to us before. This strategy supports our unit economics by creating additional revenue with no incremental marketing spend. We have also observed that customers with multiple policies retain better than auto-only customers.
•Pursue Enterprise and International Expansion
◦Invest in enterprise. We have developed a distinct enterprise offering leveraging our existing technology and capabilities. In March 2020, we launched our first set of enterprise technology products to provide telematics-based data collection and trip tracking and today we have agreements with multiple clients. Over the long-term we plan to invest in and grow this product offering to create a distinct and scalable software-as-a-service recurring revenue stream absent risk retention.
◦Pursue International. In the long-term we will look to expand into the international market, both as a consumer-facing insurer in certain markets and through enterprise software in other markets, enabling select insurance companies with mobile telematics data collection and scoring capabilities.
We may selectively pursue additional acquisitions to accelerate any of our growth objectives or to improve our competitive positioning within existing and new products.
Investments
Our portfolio of investable assets is primarily held in cash, short-term investments, and available-for-sale fixed maturity securities, including U.S. Treasury securities, corporate debt securities, mortgage back securities and other debt obligations. We manage the portfolio in accordance with investment policies and guidelines approved by our board of directors. We have designed our investment policy and guidelines to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations setting guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. For further information, see Note 3, “Investments,” to the Consolidated Financial Statements included elsewhere in this annual report.
Competition
The insurance industry in which we operate is highly competitive. Many of our primary competitors have well-established national brands and market similar products. Our competitors include large national insurance companies such as Geico, Progressive and Allstate, as well as up-and-coming companies and new market entrants in the insurtech industry, some of whom also utilize telematics and offer forms of usage-based insurance. Several of these established national insurance companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital, and more types of insurance coverage to offer, such as health and life, than we currently do. In particular, many of these competitors offer consumers the ability to purchase multiple other types of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products, we could face intense competition from traditional insurance companies that are already established in such markets.
Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, size, and financial strength ratings, among other considerations. We believe we compete favorably across many of these factors and have developed a platform and business model based on behavioral data collection and machine learning that we believe will be difficult for incumbent insurance providers to emulate.
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as our skills and ingenuity of our employees and the functionality and frequent enhancements to our platform are larger contributors to our success in the marketplace.
As of December 31, 2020, we had 4 non-provisional patent applications pending examination in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select markets in the United States and many other jurisdictions around the world. We also have registered domain names for websites that we use in our business.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the sections titled “Risk Factors—Risks Related to Our Business—Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.”
Employees
As of December 31, 2020, we had 1,007 full-time, part-time and temporary employees. Of these employees, approximately 99% were full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Diversity and Inclusion
We have prioritized diversity and inclusion, as part of our corporate-wide strategic goals. Strategies we have taken to create and sustain a more diverse and inclusive culture include: expanding our recruiting efforts to focus on minorities and other diversity dimensions; learning and development training on creating inclusive environments, unconscious bias, and how to be an ally; and launching, expanding and supporting our Employee Resource Groups—groups of Root employees that voluntarily join together based on shared characteristics, life experiences, or interest around particular activities.
Workforce Planning and Retention
Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefit packages nationwide and ensuring we listen to our employees. To that end, we regularly survey our employees to obtain their views and assess employee satisfaction. We use the views expressed in the surveys to influence our people strategy and policies. We also use employee survey information, headcount data and cost analyses to gain insights into how and where we work.
Insurance Regulation
We are subject to insurance regulation in the jurisdictions in which we transact insurance through our licensed insurance carriers and producer subsidiaries. Insurance regulatory authorities have broad administrative powers to regulate all aspects of an insurance carrier or producer’s business, including the powers to restrict or revoke licenses to transact business, and to levy fines and monetary penalties against insurers and insurance producers found to be in violation of applicable laws and regulations. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to:
•prior approval of transactions resulting in a change of “control” (as such term is defined under the Insurance Holding Company System Regulatory Act of Ohio, or the Ohio Holding Company Act, and the Delaware Insurance Holding Company System Registration Act, or the Delaware Holding Company Act, and together with the Ohio Holding Company Act, the Holding Company Acts);
•approval of policy forms and premiums;
•approval of intercompany service agreements;
•statutory and risk-based capital solvency requirements, including the minimum capital and surplus our regulated insurance subsidiaries must maintain;
•establishing minimum reserves that insurance carriers must hold to pay projected insurance claims;
•required participation by our regulated insurance subsidiaries in state guaranty funds;
•restrictions on the type and concentration of our regulated insurance subsidiaries’ investments;
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
•restrictions on our ability to use telematics to underwrite and price insurance policies, particularly in California;

•restrictions on the ability of our regulated insurance subsidiaries to pay dividends to us or enter into certain related party transactions without prior regulatory approval;
•rules requiring the maintenance of statutory deposits for the benefit of policyholders;
•privacy regulation and data security;
•regulation of corporate governance and risk management;
•periodic examinations of operations, finances, market conduct and claims practices; and
•required periodic financial reporting.
The business of insurance is almost entirely regulated at the state level, and the laws and regulations to which we are subject vary depending on the state. Unless the context otherwise requires, references herein to “state” include any of the 50 states, the District of Columbia and certain U.S. territories. These rules are subject to change as state legislatures and regulatory agencies update their laws and regulations to address real and perceived issues and concerns. These laws and regulations are also subject to interpretation by courts. The National Association of Insurance Commissioners, or NAIC, and the National Council of Insurance Legislators, or NCOIL, are the principal organizations tasked with establishing standards and best practices across the various states, the District of Columbia and five U.S. territories, and from time to time promulgate model rules and regulations that often are the basis for insurance rules and regulations adopted by such jurisdictions. We cannot predict precisely whether or when regulatory actions may be taken that could adversely affect us or the operations of our regulated insurance subsidiaries. Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive effect, particularly in areas such as accounting or reserve requirements.
Required Licensing
We have two wholly-owned regulated U.S. insurance subsidiaries, Root Insurance Company and Root Property & Casualty. Root Insurance Company, an Ohio-domiciled insurer, is admitted in the state of Ohio to transact certain lines of property and casualty insurance, maintains licenses to transact insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, District of Columbia, Georgia, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and has applications pending for licenses to transact insurance in Florida and Massachusetts. Root Property & Casualty is domiciled in Delaware and admitted in all 50 states and the District of Columbia to transact certain lines of property and casualty insurance (including to sell personal auto insurance in 48 states and the District of Columbia). Since Root Insurance Company is our regulated insurance subsidiary with the largest premium volume, Ohio is considered our primary state insurance regulator.
We have a reinsurance captive subsidiary, Root Reinsurance Company, Ltd., domiciled in the Cayman Islands.
Our licensed insurance producer subsidiary, Root Insurance Agency, LLC, must maintain an insurance producer license in every state in which it sells, solicits or negotiates insurance. Root Insurance Agency, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in the remaining 49 states and the District of Columbia, except for California, Florida, Massachusetts and New York.
Insurance regulators have broad authority to restrict or revoke licenses of insurance carriers and producers who are found to be in violation of any applicable laws and regulations.
Licensing of Our Employees
Any of our employees who sell, solicit or negotiate insurance must be licensed and appointed insurance producers and must fulfill annual continuing education requirements. In certain states in which we operate, insurance claims adjusters are also required to be licensed and fulfill annual continuing education requirements.

Insurance Holding Company Regulation
As the ultimate controlling person in the “insurance holding company system” under the Holding Company Acts, we are required to file annual enterprise risk reports, corporate governance disclosures and own risk solvency assessments with our domiciliary regulators. Moreover, in Ohio for example, any person divesting control of an insurer must provide 30 days’ notice to the regulator and the insurer.
Under the Holding Company Acts, all inter-affiliate transactions within a holding company system must meet the following conditions: (i) the terms must be fair and reasonable; (ii) charges or fees for services performed must be fair and reasonable; and (iii) expenses incurred and payments received must be allocated to the insurer in conformity with customary insurance accounting practices consistently applied. We generally must disclose any transaction between our regulated insurance subsidiaries and our other affiliates to the supervisory DOI and obtain prior approval from such DOI before entering into certain material inter-affiliate transactions, including, but not limited to, management agreements, tax allocation agreements, service contracts, cost-sharing arrangements, extraordinary dividends, certain reinsurance transactions and certain loan agreements.
Change of Control
Pursuant to the Holding Company Acts, a person must seek regulatory approval from the superintendent of the supervisory DOI prior to acquiring direct or indirect “control” of a domestic insurer by filing a Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer. As part of this Form A application, the entity acquiring control (as well as any controlling shareholders of such entity) will need to submit, along with other documents and disclosures, its financial statements, organizational charts and biographical affidavits for any officers, directors and controlling shareholders of each applicable entity. The superintendent of the DOI will grant approval of an application to acquire control of a domestic insurer unless, after a public hearing, the superintendent finds that any of the following apply: (i) after the change of control, the domestic insurer would not be able to satisfy the requirements for the issuance of a license to write the line or lines of insurance for which it is presently licensed; (ii) the effect of the merger or other acquisition of control would be substantially to lessen competition in insurance in the applicable state or tend to create a monopoly; (iii) the financial condition of any acquiring party is such as might jeopardize the financial stability of the domestic insurer, or prejudice the interests of its policyholders; (iv) the plans or proposals that the acquiring party has to liquidate the domestic insurer, sell its assets, or consolidate or merge it with any person, or to make any other material change in its business or corporate structure or management, are unfair and unreasonable to policyholders of the domestic insurer and not in the public interest; (v) the competence, experience and integrity of the persons that would control the operation of the domestic insurer are such that it would not be in the interest of policyholders of the domestic insurer and of the public to permit the merger or other acquisition of control; or (vi) the acquisition is likely to be hazardous or prejudicial to the insurance-buying public.
The Holding Company Acts provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. A person may rebut this statutory presumption of control by submitting a disclaimer of affiliation with the supervisory DOI, disclosing all material relationships and bases for affiliation between the person and the insurer as well as the basis for disclaiming such affiliation. The state regulators, however, may also find that “control” exists in circumstances in which a person owns or controls less than ten percent of the voting securities of the domestic insurer.
These change of control regulations may dissuade investors from acquiring a controlling stake in our company, including through transactions that some or all of our stockholders might consider to be desirable. Such regulations may also inhibit our ability to acquire an insurance company should we wish to do so in the future. See the section titled “Risk Factors—Risks Related to this Offering and Ownership of Our Class A Common Stock—Applicable insurance laws may make it difficult to effect a change of control.”
ORSA
Pursuant to the Own Risk and Solvency Assessment, or ORSA Model Act, an insurance company with direct written and unaffiliated assumed premium of more than $500 million or that is part of an insurance group with direct written and unaffiliated assumed premium of more than $1 billion must maintain a risk management framework to assist the insurer with identifying, assessing, monitoring, managing, and reporting on its material and relevant risks. In addition, the insurer must regularly conduct an own risk and solvency assessment in accordance with NAIC’s ORSA Guidance Manual. Upon the request of the superintendent of the Ohio DOI, and not more than once a year, an insurer must submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. Root Insurance Company became subject to ORSA in 2020 since it had direct written and unaffiliated assumed premium in excess of $500 million for that year and its first assessment is due prior to the end of fiscal year 2021.
Restrictions on Paying Dividends
We are a holding company that transacts a majority of its business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations depends on the results of operations of our operating subsidiaries and on the ability of such subsidiaries to provide us with cash, whether in the form of dividends, distributions, loans or otherwise. The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory DOI. “Extraordinary dividend” is defined under the Code as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten per cent of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the twelve-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2020, neither Root Insurance Company nor Root Property & Casualty were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.”
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The Ohio DOI and the Delaware DOI may in the future adopt statutory provisions more restrictive than those currently in effect.
Reserves
Our domestic insurance subsidiaries are required to hold admitted assets as reserves to cover projected losses under its policies, in accordance with actuarial principles. In accordance with NAIC’s property and casualty statement instructions, they must submit an annual Statement of Actuarial Opinion from a qualified actuary appointed by the company, certifying that its reserves are reasonable.
Risk-Based Capital
Our domestic insurance subsidiaries are required to maintain minimum levels of risk-based capital to support their overall business operations and minimize the risk of insolvency. State insurance regulators use risk-based capital to set capital requirements, based on the size and degree of risk taken by the insurer, taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the risk-based capital laws provide for increasing levels of regulatory scrutiny and intervention.
Both Ohio and Delaware have adopted the model legislation promulgated by the NAIC pertaining to risk-based capital and require annual reporting by insurers domiciled within such states to confirm that the insurer is meeting its risk-based capital requirements. Insurers falling below a risk-based capital threshold may be subject to varying degrees of regulatory action. An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100% and 70% of its authorized control level risk-based capital. When total adjusted capital falls below 70%, a mandatory control event is triggered which results in the supervisory DOI placing the insurance company in receivership and assuming control of the operations of the insurer. As of December 31, 2020, both Root Insurance Company and Root Property & Casualty’s risk based capital levels are above any of these regulatory action level thresholds.
Hazardous Financial Conditions
Our insurance regulatory authorities have the authority to deem our domestic insurance subsidiaries to be in a hazardous financial condition such that the insurer’s continued operation may be hazardous to its policyholders, creditors, or the general public. A finding of a hazardous condition can be based upon a number of factors, including, but not limited to: (i) adverse findings in a financial, market conduct or other examination; (ii) failure to maintain adequate reserves in accordance with presently accepted actuarial standards of practice; (iii) net loss or negative net income in the last twelve month period or any shorter period of time; (iv) failure to meet financial and holding company filing requirements; (v) insolvencies with a company’s reinsurer(s) or within the insurer’s insurance holding company system; (vi) a finding of incompetent or unfit management of the insurer; (vii) a failure to furnish requested information or provide accurate information in relation to a response to an inquiry or filing of a financial statement; and (viii) any other finding determined by the commissioner to be hazardous to the insurer’s policyholders, creditors or general public.
If an insurance regulatory authority finds one of our domestic insurance subsidiaries to be in hazardous condition it has the authority, in lieu of placing the insurer into supervision, rehabilitation or liquidation, to enter into a memorandum of understanding with the insurer or issue an order to require the insurer to remedy the hazard. This would include, but is not limited to, ordering the insurer to: (i) increase its capital and surplus, (ii) suspend payments of dividends, (iii) limit or withdraw from certain investments, (iv) correct corporate governance deficiencies and (v) take any other action necessary to cure the hazardous condition.
Periodic Examinations
Our insurance subsidiaries are subject to on-site visits and financial and/or market conduct examinations by state insurance regulatory authorities. We are subject to financial examinations in any state in which one of our insurance company subsidiaries is domiciled. For example, Root Insurance Company is Ohio-domiciled and subject to a financial examination by the Ohio DOI at least every five years, during which the Ohio DOI reviews the company’s financials, governance, and operations, including its relationships and transactions with affiliates. Root Insurance Company is presently undergoing its first financial examination by the Ohio DOI. The Ohio DOI financial examination is scheduled to conclude at the end of the second quarter of 2021. Root Property & Casualty is a Delaware-domiciled insurer and subject to similar financial examination by the Delaware DOI.
We are also subject to market conduct examinations in any state in which one of our insurance subsidiaries issues policies. Market conduct examinations examine an insurer’s conduct toward policyholders, including complaint handling, marketing, claims, policyholder notice, rate and form filing, and customer service. These examinations can result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. Root Insurance Company is currently undergoing a market conduct examination conducted by the Virginia Bureau of Insurance. The examination is expected to conclude near the end of the second quarter of 2021.
Statutory Accounting Principles
A licensed insurance carrier’s financial statements must be completed in accordance with statutory accounting principles, or SAP. SAP was developed by U.S. insurance regulators as a method of accounting used to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all its current and future obligations to customers. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction.
Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations differ somewhat from GAAP principles, which are designed to measure a business on a going-concern basis. GAAP gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. Other assets such as goodwill are accounted for under GAAP financial statements but not SAP. As a result, the values for assets, liabilities, and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.
Credit for Reinsurance
Root Insurance Company is currently party to a number of reinsurance agreements under which it has ceded a portion of the risk it is insuring to various reinsurers. State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. Once an insurance carrier has received credit for reinsurance it does not need to hold separate admitted assets as reserves to cover claims on the risks that it has ceded to the reinsurer. There are several different ways in which the credit for reinsurance laws may be satisfied by an assuming reinsurer, including being licensed in the state, being accredited in the state, or maintaining certain types of qualifying collateral. We ensure that all of Root Insurance Company’s reinsurers qualify for credit for reinsurance so that Root Insurance Company is able to take full financial statement credit for its reinsurance.
Rate Regulation
Most states require personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In certain cases, such rating plans, policy forms, or both must be approved prior to use.
We currently have products on file and approved in the following states: Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia.
The speed with which an insurer can change rates in response to competition or increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a rate before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using them. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing.
An insurer’s ability to adjust its rates in response to competition or to changing costs depends on an insurer’s ability to demonstrate to the regulator that its rates or proposed rating plan meet the requirements of the rating laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate that reflects the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.
From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special-interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs and expenses. In particular, auto insurers have come under increasing pressure and in some states have been required to refund a portion of their premium to their policyholders due to decreasing auto claims arising from the COVID-19 pandemic. Whether this pressure continues to exist depends on the persistence of COVID-19 generally. State regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict with precision the impact on our business of possible future legislative and regulatory measures regarding insurance rates.

In addition, insurers are restricted in their ability to use telematics-based data to set premium rates in California. Proposition 103, which was passed by referendum in 1988, limits the factors that insurers can use to set auto insurance rates to, in decreasing order of importance: (i) the insured’s driving safety record; (ii) the number of miles he or she drives annually; (iii) the number of years of driving experience the insured has had; and (iv) those other factors that the Commissioner of the California Insurance Department may adopt by regulation and that have a substantial relationship to the risk of loss. Under current California regulation, the use of telematics-based data beyond miles driven, including when, where or how the car is driven, is prohibited. We are currently in discussions with the California Department of Insurance, or the CA DOI, to revise its regulations to allow us to use telematics to a greater extent to underwrite and price insurance policies, although we cannot predict the outcome of these discussions, and there can be no assurance that the CA DOI will revise its regulations accordingly, if at all.
Insolvency Funds and Associations, Guarantee Funds, Assigned Risk Plans, Mandatory Pools, and Insurance Facilities
Most states require admitted property and casualty insurance companies to become members of insolvency funds or associations, which they fund through an annual assessment. In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in     assigned risk plans, reinsurance facilities and joint underwriting associations. These funds cover payments of claims of state policyholders whose admitted insurance carriers have become insolvent. The annual assessments required in any one year will vary from state to state and are subject to various maximum assessments per line of insurance.
Investment Regulation
Root Insurance Company is subject to Ohio’s rules and regulations governing the investment of its assets. Similarly, Root Property & Casualty is subject to Delaware’s rules and regulations governing invested assets. These laws generally require that an insurance company to invest in a diverse portfolio and limit their investments in certain asset categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of those investments.
Trade Practices
Insurance producers are subject to regulation on how they may sell, solicit or negotiate insurance and conduct their business, with state laws prohibiting certain unfair trade practices. Such practices include, but are not limited to, false advertising, making false statements to regulators, unfair discrimination and rebating premium to policyholders above certain de minimis amounts. We set business conduct policies and provides training to make our employee-agents and other customer service personnel aware of these prohibitions and requires them to conduct their activities in compliance with these statutes.
Unfair Claims Practices
Insurance companies, third party administrators and individual claims adjusters are generally prohibited by state statutes from engaging in unfair claims practices. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions, failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies, failing to adopt reasonable standards for the investigation and settlement of a claim and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. We set business conduct policies to make claims adjusters aware of these prohibitions and to require them to conduct their activities in compliance with these statutes.
Commission Sharing
Insurance producers cannot share insurance commissions with any person for selling, soliciting or negotiating insurance unless such person holds an insurance producer license in the lines of insurance that are being transacted. Under the insurance laws of most states, there is a limited exception to this prohibition on commission sharing for the payment of referral fees to unlicensed persons, provided that the fee is a flat fee that is not contingent on the purchase of insurance and the referral does not involve the discussion of the terms or conditions of the policy.

Data Privacy
The use of non-public personal information in the insurance industry is subject to regulation under the privacy provisions of the Gramm-Leach Bliley Act and the NAIC Insurance Information and Privacy Act, as adopted and implemented by the various state legislatures and insurance regulators, including through the California Financial Information Privacy Act. Pursuant to these laws and regulations, among other things, an insurance carrier or producer must disclose its privacy policies to all of its applicants and policyholders and must also provide either an opt-in or opt-out, depending on the state, to the sharing of non-public personal information with unaffiliated third parties. Under these rules and regulations, insurance companies and producers must also establish a program of administrative, technical, and physical safeguards designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of customer information, and protect against unauthorized access to or use of customer information that could result in substantial harm or inconvenience to the customers.
We are also subject to the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed disclosures about how their personal information is used and shared. The CCPA exempts certain information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, the Gramm-Leach-Bliley Act or the federal Driver’s Privacy Protection Act, which also apply to us. However, the definition of “personal information” in the CCPA is broad and encompasses other information that we process beyond the scope of this exemption.
Cybersecurity
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider and adopt new cybersecurity regulations. On October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Louisiana, Michigan, Mississippi, New Hampshire, Ohio, Indiana, South Carolina and Virginia, have adopted versions of the Insurance Data Security Model Law, each with a different effective date. Root takes steps to comply with financial industry cybersecurity regulations and believes it complies in all material respects with their requirements. Our board of directors oversees cybersecurity risk management and delegates oversight of our information security program to our executive officers and chief information security officer, who is responsible for the day-to-day management of our information security program and provides updates to the audit committee of our board of directors at each of its meetings. Our incident response team, headed by our general counsel, reports material information security incidents to our executive officers, who in turn report them to our board of directors.
Federal Regulation
The regulation of insurance companies is principally a matter of state law, and the federal government does not directly regulate the transaction of insurance. However, federal regulation and initiatives do have an impact on the insurance industry. In particular, the Federal Insurance Office, or FIO, was established within the U.S. Department of the Treasury by the Dodd-Frank Act in July 2010 to monitor and coordinate the regulation of the insurance industry across the United States.
Although the FIO has limited direct regulatory authority over insurance companies or other insurance industry participants, it does represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors, or IAIS. In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, assists the secretary of the U.S. Department of the Treasury with administration of the Terrorism Risk Insurance Program, monitors trends in the insurance industry and advises the secretary of the U.S. Department of the Treasury on important national and international insurance matters. The FIO has the ability to make a recommendation to the Financial Stability Oversight Council to designate an insurer as “systemically significant,” subjecting the insurer to regulation by the Federal Reserve as a bank holding company, which could lead to higher capital requirements.

In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws, false advertising laws, anti-money laundering laws, the Fair Credit Reporting Act, or FCRA, and the economic and trade sanctions implemented by the Office of Foreign Assets Control, or OFAC. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.

Item 1A.  Risk Factors
The following are certain risk factors that could affect our business, financial position and results of operations. The risks that we have highlighted in the following section of this report are not the only ones that we face. Our business involves various risks and uncertainties as well as those associated with the general business and insurance industry environments.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, before deciding to invest in our Class A common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
We have a history of net losses and could continue to incur substantial net losses in the future. We may not continue to grow at historical rates or achieve or maintain profitability in the future.
We have incurred net losses on an annual basis since our incorporation in 2015, and we may incur significant net losses in the future. We incurred net losses of $363.0 million, $282.4 million and $69.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. We had an accumulated loss of $748.0 million and $385.0 million as of December 31, 2020 and December 31, 2019, respectively.
The principal driver of our losses to date is our loss ratios associated with accidents by our customers. As a newer and high growth-focused full-stack insurance company, we have a higher proportion of new customers and/or customers who are inclined to more regularly shop for insurance relative to longer-tenured insurance companies. This higher proportion of new and shopper customers typically generates proportionately greater losses, thus impacting our loss ratio. Like with other more-tenured insurance companies, over time a greater proportion of all customers will be renewal customers. Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustments expenses, or LAE, and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our results of operations and our profitability.
We expect expenses to continue to increase in the near term as we continue to make investments in the development and expansion of our business. These expenses may occur in the areas of telematics, digital marketing, brand advertising, consumer-facing technologies, core insurance operations services and lines of insurance not presently offered by Root. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs, and it is difficult to predict the size and growth rate of our market, demand for our services and success of current or potential future competitors. Our investments to grow our business may not result in increased or sufficient revenue or growth for several years or at all. Additionally, we will continue to incur significant expenses in connection with the repayment of the outstanding principal and accrued interest on our credit facilities, under which we had approximately $199.5 million of borrowings outstanding as of December 31, 2020, and as a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company.
Our limited operating history may make it difficult to evaluate our current business and our future prospects. While our revenue has grown in recent periods, this growth rate may not be sustainable and should not be considered indicative of future performance, and we may not realize sufficient revenue to achieve or maintain profitability. As we grow our business, we expect our revenue growth rates may slow in future periods due to a number of reasons. We may encounter unforeseen or unpredictable factors, which may result in increased operating expenses, complications or delays slowing demand for our service, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be seriously harmed and we may not achieve or maintain profitability in future periods.

We may lose existing customers or fail to acquire new customers, and our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive. If we are unable to maintain the levels of customer service or continue technological innovation and improvements, our prospects for future growth may be materially adversely affected.
Our ability to attract and retain customers depends, in part, on our ability to successfully expand geographically, grow our business in the markets we currently serve, expand into new lines of business and offer additional products beyond automobile, renters and homeowners insurance. Expanding into new geographic markets takes time, may place us in unfamiliar competitive environments, requires us to navigate and comply with extensive regulations and may occur more slowly than we expect or than it has occurred in the past. While our loss performance has improved over time as more customers renew their policies and remain policyholders for longer, a future loss of customers could lead to higher loss ratios or loss ratios that cease to decline, which would adversely impact our profitability. If we lose customers, our value will diminish. In addition, we may fail to accurately predict risk segmentation of new customers or potential customers, which could also reduce our profitability.
Further, the insurance industry in which we operate is highly competitive. Many of our primary competitors have well-established national brands and market similar products. Our competitors include large national insurance companies, as well as up-and-coming companies and new market entrants in the insurtech industry, some of whom also utilize telematics and offer forms of usage-based insurance. Several of these established national insurance companies are larger than us and have significant competitive advantages over us, including better name recognition, higher financial ratings, greater resources, additional access to capital, and more types of insurance coverage to offer, such as health and life, than we currently do. In particular, many of our competitors offer consumers the ability to purchase multiple types of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. As we expand into new lines of business and offer additional products, we could face intense competition from traditional insurance companies that are already established in such markets.
Our business model and technology are still nascent compared to the established business models of the well-established incumbents in the insurance market. Our success in the automobile insurance market depends on our deep understanding of this industry. To penetrate new vertical markets, we will need to develop a deep understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings. New insurance products could take months to be approved by regulatory authorities or may not be approved at all. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate, and our business, results of operations and financial condition could be materially adversely affected.
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
There are many other factors that could negatively affect our ability to maintain or grow our customer base, including if:
•we fail to offer new and competitive products, or fail to obtain regulatory approvals necessary for expansion into new markets or in relation to our products (such as underwriting and rating requirements);
•we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other online sources for generating traffic to our website and our mobile app;

•our digital platform experiences disruptions; technical or other problems frustrate the customer experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner; we fail to provide effective updates to our existing products or to keep pace with technological improvements in our industry; or customers have difficulty installing, updating or otherwise accessing our app or website on mobile devices or web browsers as a result of actions by us or third parties;
•we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;
•customers are unable or unwilling to adopt or embrace new technology or the perception emerges that purchasing insurance products online is not as effective as purchasing those products through traditional offline methods; or
•we are unable to address customer concerns regarding the content, privacy, and security of our digital platform.
Our inability to overcome these challenges could impair our ability to attract new customers and retain existing customers and could have a material adverse effect on our business, operating results and financial condition.
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
Our business has been and may continue to be impacted by the effects of the outbreak of the novel strain of coronavirus, or COVID-19, which was declared a global pandemic in March 2020. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place,” or SIPs, and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. In the second quarter of 2020, our business was favorably impacted by the SIPs as our customers drove less and we had a resulting material decline in loss coverages during this quarter, which have now returned to near pre-COVID-19 levels. Our business has also been impacted by certain state regulations related to COVID-19 relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in meetings, events, and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and customers. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. It is possible that the pandemic will cause an economic slowdown of potentially extended duration, as well as a global recession. This could result in an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. Furthermore, due to COVID-19’s negative impact on driving, regulators in many states are either mandating or requesting that auto insurance companies refund a portion of their premium to their policyholders to reflect the insurer’s decrease in projected loss exposure due to the virus. In all of the states in which we operate, state insurance regulators have either encouraged, strongly suggested or mandated insurers to provide COVID-19-related consumer relief. Regulators in 13 states in which we operate placed a mandatory moratorium on non-pay cancellations, providing consumers grace periods ranging from 30 days to 120 days, in duration during which premium did not need to be paid in a timely fashion. These moratoriums were part of the increase of premium write offs to 3.5% during the year ended December 31, 2020. These mandates and similar regulations or requests could negatively impact our ability to charge or increase premiums to adequately cover our losses and could result in continued increased premium write offs.
Though we continue to monitor the COVID-19 pandemic closely, due to the speed with which it continues to develop, the global breadth of its spread, the range of governmental and community reactions thereto and any delays in wide distribution, or public acceptance, of a vaccine, there is considerable uncertainty around its duration and ultimate impact. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience severe economic aftereffects, such as a recession, and we anticipate our business and operations could be materially adversely affected by an economic downturn in the U.S. The impact of the pandemic may also exacerbate the other risks described in these Risk Factors, and additional impacts may arise that we are not currently aware of, any of which could have a material effect on us. In addition, if there is a future resurgence of COVID-19, these negative impacts on our business may be further exacerbated. As a result, the full extent of the impact of the pandemic on our overall financial and operating results, whether in the near or long term, cannot be reasonably estimated at this time.
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
Some regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination and lack of transparency associated with the use of external consumer data. A determination by federal or state regulators that the data points we collect and the process we use for collecting data unfairly discriminates against a protected class of people could subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, regulatory fines and other sanctions, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our machine learning and automation-driven operations, these policies and procedures may prove inadequate to manage our use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.
In addition, the National Association of Insurance Commissioners, or NAIC, announced on July 23, 2020 the formation of a new Race and Insurance Special Committee, or the Special Committee. The Special Committee is tasked with analyzing the level of diversity and inclusion within the insurance sector, identifying current practices in the insurance industry that disadvantage minorities and making recommendations to increase diversity and inclusion within the insurance sector and address practices that disadvantage minorities. The Special Committee may look into strengthening unfair discrimination laws, such as prohibiting the use of credit scores in the underwriting of auto insurance. Any new unfair discrimination legislation that would prohibit us from using data that we currently use or plan to use in the future to underwrite insurance could negatively impact our business.
Regulators may also require us to disclose the external data we use, algorithms and/or predictive models prior to approving our underwriting models and rates. Such disclosures could put our intellectual property at risk.
Additionally, existing laws, such as the CCPA, future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity and quality of our pricing and underwriting processes.
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
Our expansion within the United States and any future international expansion strategy will subject us to additional regulatory approvals and costs and risks, and our plans may not be successful.
Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. We currently hold Certificates of Authority in 50 states and the District of Columbia and operate in 30 of those states. We plan to have a presence in all 50 states and the District of Columbia in the near term but cannot guarantee that we will be able to provide nationwide coverage on that timeline or at all. We have applied for licenses in 11 states that have not been approved or were withdrawn. Root Insurance Company has two pending certificate of authority applications, one with the Florida Office of Insurance Regulation and one with the Massachusetts Division of Insurance and has not had a license application denied by any insurance regulators. Generally, regulators in states in which our applications were withdrawn preferred that we seek approval at such time that we could demonstrate an underwriting profit and/or willingness to commit to a risk-based capital position greater than what had been required by the Ohio DOI.
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
As we seek to expand in the United States and abroad, we may incur significant operating expenses, including expenses in connection with securing applicable regulatory approvals, marketing, hiring additional personnel, engaging third-party service providers and other research and development costs. If we invest substantial time and resources to expand our operations while our revenues from those additional operations do not exceed the expense of establishing and maintaining them, or if we are unable to manage these risks effectively, our business, results of operations and financial condition could be adversely affected.
Moreover, our expansion may not be successful for a variety of reasons, including because of:
•one or more states could revoke our license to operate, or implement additional regulatory hurdles that could preclude or inhibit our ability to obtain or maintain our license in such state;

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
•difficulty in recruiting and retaining licensed, talented and capable employees;
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
Our future success depends on our ability to continue to develop and implement our telematics-based pricing model, and to maintain the confidentiality of our proprietary technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our proprietary technology to our competitors, which could negatively impact our competitive position and result in a material adverse effect on our business, results of operations, and financial condition. For example,

California voters recently approved the California Privacy Rights and Enforcement Act, or the CPRA, which will become effective January 1, 2023, and which affords California residents significantly more control over their personal information, including the right to information about the logic of certain algorithmic decisions about them and the right to opt-out of such decisions, imposes heightened compliance obligations on covered businesses and establishes a new enforcement agency dedicated to consumer privacy. The CPRA mandates issuance of regulations which could require disclosure of our proprietary technology, limit the effectiveness of our products and reduce demand for them.
We may not be able to manage our growth effectively.
Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. For example, we grew our employee base from 254 as of December 31, 2018 to 1,007 as of December 31, 2020. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to enhance our operational, financial and management controls as well as our reporting systems and procedures as we transition from being a private company to a public company. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ insurance-buying experience as well as the cost-effectiveness of our insurance products, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
We are subject to full scope financial examinations by state insurance regulatory authorities in each state in which one of our domestic insurance company subsidiaries is domiciled, which could result in adverse examination findings and necessitate remedial actions.
State insurance regulators perform examinations of insurance companies under their jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities at least every five years. Root Insurance Company is Ohio-domiciled and currently undergoing, but has not completed, its first five-year financial examination with the Ohio DOI, which includes a review of the company’s financials, governance, and operations, including its relationships and transactions with affiliates, and a specific examination of our pricing and underwriting methodologies and our regulatory capital. Similarly, Root Property & Casualty is a Delaware-domiciled insurer and subject to similar financial examination by the Delaware DOI. If, as a result of these examinations, our regulators determine that our financial condition, capital resources or other aspects of any of our operations are not satisfactory, or that we have violated applicable laws or regulations, such regulator may subject us to fines or other penalties and/or require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as pursuant to an enforcement action or, in the case of regulatory capital, require us to maintain additional capital. The results of the examinations are a matter of public record, and our reputation may also be harmed by such penalties.
We are subject to market conduct examinations by state insurance regulatory authorities in any state in which our domestic insurance subsidiaries issue insurance policies, which could result in adverse examination findings and necessitate remedial actions.
Our domestic insurance subsidiaries are also subject to other targeted investigations or inquiries, including market conduct examinations, in any state in which they issue policies. These examinations can result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. For example, Root Insurance Company is currently subject to a market conduct examination by the Virginia State Corporation Commission’s Bureau of Insurance. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from this examination could have a material adverse effect on our business, reputation, financial condition or results of operations.

Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Kentucky.
Approximately 38.7% of our gross written premium for the year ended December 31, 2020 originated from customers in Texas, Georgia and Kentucky. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, and cause material losses in Texas, Georgia or Kentucky, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in Texas, Georgia or Kentucky may expose us to more significant risks.
We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security, increasing the complexity of compliance. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.
In the United States, insurance companies are subject to the privacy provisions of the federal Gramm-Leach-Bliley Act and the NAIC Insurance Information and Privacy Protection Model Act, as adopted and implemented by certain state legislatures and insurance regulators. The regulations implementing these laws require insurance companies to disclose their privacy practices to consumers, allow them to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages. Insurance companies are also subject to state-specific privacy laws governing the use of particular data. For instance, the Illinois Biometric Information Privacy Act regulates the use and storage of biometric data such as fingerprints in the insurance industry and requires the informed written consent from policyholders if the insurance company intends to collect or disclose their personal biometric identifiers.
Privacy and data security regulation in the United States is rapidly evolving. For example, existing laws, such as the CCPA, which became effective January 1, 2020, future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act or the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain.
The requirements of the CCPA will expand substantially in January 2023 as a result of California voters approving the California Consumer Privacy Rights and Enforcement Act, or the CPRA, in November 2020. The CPRA will give California residents the ability to limit use of precise geolocation information and other categories of information classified as “sensitive”; add e-mail addresses and passwords to the list of personal information that, if lost or breached, would entitle affected individuals to bring private lawsuits; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.
Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. There is also discussion in Congress of new comprehensive federal data protection and privacy laws to which we likely would be subject if it is enacted. Until an overarching federal privacy law is passed, however, it is anticipated that individual states will continue to adopt or amend state laws and regulations governing data privacy and cybersecurity, which could increase the cost and complexity of our compliance efforts and could impact the integrity and quality of our pricing and underwriting processes.
Additionally, in response to the growing threat of cyberattacks in the insurance industry, certain jurisdictions have begun to impose new cybersecurity laws and regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Indiana, Louisiana, Michigan, Mississippi, New Hampshire, Ohio, South Carolina and Virginia have adopted versions of the Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the Insurance Data Security Model Law in the future. Also in 2017, the New York State Department of Financial Services adopted regulations providing minimum standards for insurance companies’ cybersecurity programs, requiring an annual certification confirming compliance. In May 2018, South Carolina passed a cybersecurity bill requiring, among other things, any insurance entity operating in the state to establish and implement a cybersecurity program protecting their business and their customers from a data breach, to investigate data breaches and to notify regulators of a cybersecurity event. Some jurisdictions, such as Massachusetts, Nevada and California have enacted more generalized data security laws that apply to certain data that we process. Although we take steps to comply with financial industry cybersecurity regulations and other data security laws and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in material regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.
If we expand into Europe, we may also face privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (E.U.) 2016/679, or GDPR, and other data protection regulations. Among other stringent requirements, the GDPR restricts transfers of data outside of the E.U. to third countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. A July 16, 2020 decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the E.U. to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit our ability to deliver our products in the E.U. and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data.
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
Data security breaches, or real or perceived errors, failures or bugs in our systems, website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business and operating results.
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
Operating our business and products involves the collection, storage, use and transmission of sensitive, proprietary and confidential information, including personal information, pertaining to our current, prospective and past customers, employees, contractors, and business partners. The security measures we take to protect this information may be compromised as a result of computer malware, viruses, social engineering, ransomware attacks, credential stuffing attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. For example, attempts to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems and the information in them have increased and could be successful. Cybersecurity incidents can also result from malfeasance of our personnel, theft, errors, data leaks, and security vulnerabilities or bugs in our website, mobile apps or the software or systems on which we rely. Cybersecurity incidents have in the past resulted in unauthorized access to certain personal information that we handle, and may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary and confidential information that we handle. These incidents may remain undetected for extended periods of time.
We rely on third-parties to provide critical services that help us deliver our solutions and operate our business. These third-parties may support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. They may not have adequate security measures and could experience a cybersecurity incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third-parties for any resulting liability that we incur.
There are many different cybercrime and hacking techniques and such techniques continue to evolve, and we may be unable to anticipate attempted security breaches, react to cybersecurity incidents in a timely manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.
A security breach or other cybersecurity incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage our reputation and brand; reduce demand for our insurance products; disrupt normal business operations; require us to expend significant capital and resources to investigate and remedy the incident and prevent recurrence; and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could have material adverse effect on our business, financial condition and results of operations. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies in our industry could create the perception among our customers or potential customers that our digital platform is not safe to use. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.

We cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. In some cases, particularly in the case of websites or mobile apps operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites or mobile apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or mobile apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.
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
State and federal lawmakers and insurance regulators are focusing on the use of artificial intelligence broadly, including concerns about transparency, deception, and fairness in particular. For instance, on August 24, 2020 the NAIC adopted guiding principles on artificial intelligence developed by the NAIC’s AI Working Group to provide guidance to regulators on the use of artificial intelligence in the insurance industry. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. We may also be required to disclose our proprietary software to regulators, putting our intellectual property at risk, in order to receive regulatory approval to use such artificial intelligence in the underwriting of insurance and/or the payment of claims. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, a California law, effective as of July 2019, makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about the bot’s artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we have taken steps to mitigate our liability for violations of this and other laws restricting the use of electronic communication tools, no assurances can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.
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
We believe that the speed at which our technology-based claims processing platform allows us to process and pay claims is a differentiating factor for our business relative to our competitors, and an increase in the average time to process claims could lead to customer dissatisfaction and undermine our reputation and position in the insurance marketplace. If our claims adjusters or third-party claims administrators are unable to effectively process our volume of claims, our ability to grow our business while maintaining high levels of customer satisfaction could be compromised, which in turn, could adversely affect our operating margins. Any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or other legal proceedings and litigation against us, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Unexpected increases in the frequency or severity of claims may adversely affect our results of operations and financial condition.
Our business may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. Changes in claim frequency may result from changes in mix of business, miles driven, distracted driving, weather, pandemics, macroeconomic or other factors. A significant increase in claim frequency could have an adverse effect on our results of operations and financial condition.
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
In addition, the NAIC Insurance Regulatory Information System, or IRIS, is a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. If our ratios fall outside of the usual range for one or more ratios set forth by the NAIC for any number of reasons, it could subject us to heightened regulatory scrutiny or measures or create investor uncertainty around the stability of our financial condition, which could harm our business. We have disclosed to the Ohio DOI, that certain of our ratios fall outside the usual range for one or more IRIS ratio factors. The Ohio DOI has acknowledged this and taken no regulatory action.
Further, the NAIC has promulgated a Model Regulation to Define Standards and Commissioner's Authority for Companies Deemed to be in Hazardous Financial Condition, or the Hazardous Financial Condition Standards, which has been adopted by states in whole or part. If our financial condition is deemed by state insurance regulators to meet the Hazardous Financial Conditions Standards, it could subject us to heightened regulatory scrutiny or measures or create uncertainty around the stability of our financial condition, which could harm our business. The Ohio DOI has determined that our financial condition does meet certain of those standards and requires us to provide the Ohio DOI with monthly financial reports.
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
We rely on our mobile application to execute our business strategy. We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the internet and the use of mobile applications in particular. Existing and future laws and regulations may impede the growth of the internet or other online services and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet and the use of mobile applications in particular, as the vast majority of these laws were adopted prior to the advent of the internet and the use of mobile applications and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet and the use of mobile applications in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, currently comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our mobile application or website by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
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
Claims by others that we infringed proprietary technology or other intellectual property rights could harm our business.
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
We are subject to statutory property and casualty guaranty fund assessments in many states in which we do business. The purpose of a guaranty fund is to protect customers in a particular state by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers in such state. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer's share of voluntary premiums written in the state. During the year ended December 31, 2020, the amount we contributed to such funds were immaterial, however, as we enter new states the amount we are required to contribute may increase materially.
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
As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are periodically the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ a technology platform to collect customer data, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2020, we had federal income tax net operating losses, or NOLs, of approximately $591.7 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code, or otherwise. Of our federal NOLs, $339.4 million of losses will begin to expire in 2035 and $252.3 million of losses can be carried forward indefinitely.
We may be unable to fully use our NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. While we did not experience an ownership change related to our initial public offering, we have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize NOL carryforwards in taxable years beginning after December 31, 2020, to 80% of taxable income. In addition, federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but carryback of NOLs are generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before January 1, 2021 and after December 31, 2017. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. The new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.
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
We are subject to extensive laws and regulations by the individual state insurance departments in the states in which we transact business and the Cayman Island Monetary Authority as it pertains to our captive reinsurance company. These laws and regulations are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital and surplus, and additional limits on our ability to grow or to achieve targeted profitability. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to: prior approval of transactions resulting in a change of “control”; approval of policy forms and premiums; approval of intercompany service agreements; statutory and risk-based capital solvency requirements, including the minimum capital and surplus our regulated insurance subsidiary must maintain; and establishing minimum reserves that insurance carriers must hold to pay projected insurance claims.
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
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. As an example, an insurance holding company system’s ultimate controlling person is required to submit annually to its primary state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. As the ultimate controlling person in the insurance holding company system, we are required to file an annual enterprise risk report. Root Insurance Company submitted its annual enterprise risk report with Ohio on July 31, 2020. Other changes include the requirement that a controlling person submit prior notice to its supervisory insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its supervisory insurance regulator.
There is also risk that insurance holding company systems may become subject to group capital requirements at the holding company level. The NAIC is currently working to develop a group capital calculation framework that regulators may use for informational purposes. As envisioned, the framework is intended to complement the current holding company analytics framework by providing additional information to the primary state regulator for use in assessing group risks and capital adequacy. The NAIC has not promulgated a model law or regulation on this subject.
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
We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor refuses to provide these services to us and we are unable to find a suitable replacement on a timely basis or at all. If we or our processing vendor fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments harming our reputation and financial condition. Data security standards for merchants and service providers that accept credit card payments are prescribed by the PCI Security Standards Council, or PCI, an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures to help ensure the safe handling of sensitive information by companies accepting credit card payments. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues, requiring additional compliance efforts by us. Our intention is to maintain compliance with PCI’s data security standards.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, including the Payment Card Industry Data Security Standard, a self-regulatory standard that requires companies that process payment card data to implement certain data security measures, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.
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
Our actual incurred losses and LAE may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
Our financial condition and results of operations depend on our ability to accurately price risk and assess potential losses and LAE under the terms of the policies we underwrite. Reserves do not represent an exact calculation of the unpaid claims liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In our industry, there is always the risk that reserves may prove inadequate or redundant since we will likely misestimate the cost of claims and claims administration.
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
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy, which is routinely reviewed by the

Audit Committee. However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock will have the effect of concentrating voting control with our executive officers, directors and their affiliates, which will limit your ability to influence the outcome of important transactions.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2020, holders of our Class B common stock collectively beneficially own shares representing approximately 97.0% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 69.9% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock, including our directors and executive officers and their affiliates, who retain their shares in the long term.
Applicable insurance laws may make it difficult to effect a change of control.
Under applicable state insurance laws and regulations, no person may acquire “control” of a domestic insurer until written approval is obtained from the state insurance commissioner. Applicable law provides for a rebuttable presumption of “control” by any person which owns or acquires, directly or indirectly, 10% or more of the voting stock of the insurance company, and a person must seek regulatory approval from the superintendent of the supervisory DOI prior to acquiring direct or indirect “control” of a domestic insurer by filing a Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, or Form A. As part of this Form A application, the entity acquiring control (as well as any controlling shareholders of such entity) will need to submit, along with other documents and disclosures, its financial statements, organizational charts and biographical affidavits for any officers, directors and controlling shareholders of each applicable entity. Would-be acquirers may find these requirements burdensome, which could deter potential acquisition proposals and may serve to delay or prevent change of control transactions, including transactions that some or all of the stockholders might consider to be desirable. These requirements may also inhibit our ability to acquire an insurance company should we wish to do so in the future.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd–Frank Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Despite reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal, accounting, investor relations, financial and other costs and expenses, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of U.S. government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Being a public company and the associated rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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
Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that these amended and restated certificate of incorporation and amended and restated bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
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
General Risk Factors
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
Our revenue and results of operations could vary significantly from quarter to quarter and year to year and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of customers purchasing our insurance products and renewing their agreements with us as well as fluctuations in the timing and amount of our expenses. In addition, the insurance industry is subject to its own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. In addition to other risk factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that may contribute to the variability of our quarterly and annual results include:
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
Future sales of our Class A common stock in the public market by current shareholders could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.
In connection with our IPO, all of our directors and officers and the holders of a substantial majority all of our capital stock and securities convertible into our capital stock entered into lock-up agreements that restricted their ability to transfer shares of our capital stock. At midnight on March 7, 2021, most of the shares are expected to be released from the lock-up agreements and become eligible for immediate sale in the public market at the open of trading on March 8, 2021, in each case subject to trading limitations on shares held by our affiliates, continued vesting of any unvested equity awards as of such date, and our insider trading policies. As a result, a substantial number of shares of our Class A common stock will become eligible for sale in the public market in early March 2021.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our corporate headquarters are located in Columbus, Ohio, and consist of 109,062 square feet under lease agreements that expire in 2024 and 2026. We maintain additional offices in Columbus, Ohio and throughout the United States in order to serve our customers in various time zones. We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3.  Legal Proceedings
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

Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is traded on the Nasdaq Global Select Market, or Nasdaq, under the symbol “ROOT.” Our Class A common stock began trading on Nasdaq on October 28, 2020. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is neither listed nor traded, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and is automatically converted upon sale or transfer into one share of Class A common stock.
Holders of Record
As of February 25, 2021, Root had 8 common stockholders of record and 59,660,254 shares of Class A common stock outstanding, and the closing price of our Class A common stock was $16.42 per share as reported on Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
As of February 25, 2021, Root had 208 common stockholders of record and 192,034,884 shares of Class B common stock outstanding.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
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
Use of Proceeds
On October 30, 2020, we closed our IPO, in which we sold 24,249,330 million shares of our common stock at a price of $27.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-249692), which was declared effective by the SEC on October 27, 2020. We raised approximately $615.4 million in net proceeds after deducting underwriting discounts and commissions of $39.3 million and offering expenses. We intend to use the net proceeds we received from our IPO to meet regulatory capital requirements and for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO for acquisitions and/or strategic investments in complementary businesses, products, services or technologies. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index and the NASDAQ Composite Index. The graph assumes $100 was invested at the market close on October 28, 2020, which was the first day our Class A common stock began trading. Data for the S&P 500 Index and the NASDAQ Composite Index assume reinvestment of dividends. The offering price of our Class A common stock in our IPO was $27.00 per share. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Item 6.  Selected Financial Data
The following tables set forth our selected consolidated financial and operating data. The selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2018 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the following selected consolidated financial and operating data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this annual report. The selected audited consolidated financial and operating data in this section are not intended to replace our audited consolidated financial statements and the related notes and are qualified in their entirety by the audited consolidated financial statements and the related notes included elsewhere in this annual report. Our historical results are not necessarily indicative of our results in any future period.

	Years Ended December 31,
	2020(1)	2019	2018
	(in millions, except per share data)
Consolidated Statements of Operations:
Total revenue	$346.8	$290.2	$43.3
Net loss	(363.0)	(282.4)	(69.1)
Loss per common share: basic and diluted (both Class A and B)	$(4.81)	$(8.33)	$(2.73)
Weighted-average common shares outstanding: basic and diluted	75.5	33.9	25.3
_______________
(1)In July 2020, we increased our use of third-party quota share reinsurance with the implementation of a staggered multi-treaty approach to our program which resulted in greater external reinsurance cessions. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
	2020	2019	2018
	(dollars in millions)
Consolidated Balance Sheets:
Total investments	$224.5	$122.8	$20.2
Cash and cash equivalents(1)	1,112.8	391.7	122.3
Total assets(2)	1,762.3	728.6	216.0
Long-term debt and warrants	188.2	192.2	15.1
Total liabilities	729.9	542.2	129.1
Redeemable convertible preferred stock(1)	—	560.4	189.6
Total stockholders’ equity (deficit)(1)	1,032.4	(374.0)	(102.7)
_______________
(1)In October 2020, we completed our initial public offering of common stock, or IPO, which resulted in the issuance and sale of 24.2 million shares of common stock at the IPO price of $27.00, Concurrently, we issued and sold 18.5 million shares of our Class A common stock in private placements. We received net proceeds of $1.1 billion after deducting certain underwriting discounts and commissions and other offering costs. For further information, see Note 2, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.
(2)In November 2020, we acquired a shell insurance company for $22.8 million, which included cash, cash equivalents, and accrued investment income of $14.4 million and insurance license indefinite-lived intangibles of $8.4 million. This acquisition will expand our ability to sell personal auto insurance in 48 states and the District of Columbia. For further information, see Note 2, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Historical Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this annual report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. This Management’s Discussion and Analysis does not discuss 2018 performance or a comparison of 2019 versus 2018 performance for select areas where we have determined the omitted information is not necessary to understand our current period financial condition, changes in our financial condition, or our results. The omitted information may be found in our Final Prospectus for our initial public offering, or our IPO, dated as of October 27, 2020 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on October 29, 2020.
Overview
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate a direct-to-consumer model in which we acquire majority of our customers through mobile applications. We are currently writing auto insurance in 30 states in the US.
Since launch in 2015, our model has delivered rapid growth and continuously improving operating results. Our DWP grew to $616.8 million in 2020 from $451.1 million in 2019 and $106.4 million in 2018. Similarly our DEP grew to $605.2 million in 2020 from $352.9 million in 2019 and $61.4 million in 2018. We experienced declines in our direct loss ratios to 82.0% in 2020, compared to 99.9% in 2019 and 93.6% in 2018 with corresponding declines in our direct accident period loss ratios to 78.0% in 2020 down from 103.7% in 2019 and 112.1% in 2018. See the section titled “ — Components of Our Results of Operations.”
The Root advantage is derived from our unique ability to segment individual risk based on complex behavioral data and proprietary telematics, a customer experience built for ease of use and a product offering made possible with our full-stack insurance structure all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain—from customer acquisition to claims and administration to ongoing customer engagement.
Our model benefits from portfolio maturity. As we scale the business rapidly our results are disproportionately weighted towards new customers compared to traditional insurance carriers. As we build an underlying base of recurring customers, we expect the following financial impact:
•Improve loss ratio. Renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals driving down the loss ratio across our portfolio.
•Increase revenue per customer. Our product expansion provides an opportunity to generate additional premium and fee income per customer without material incremental marketing cost.
•Reduce marketing as a percentage of premium. Recurring customer premiums have no associated customer acquisition costs and minimal underwriting costs, driving profitability. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals without associated marketing costs.
•Improve retention. As a young insurance carrier weighted towards new customers, we naturally have a higher percentage of more frequent shoppers. As our business tenures and our flywheel spins allowing us to increase our pricing advantage, we will have the opportunity to acquire more long-standing customers and retain those that might naturally shop frequently. In addition to our pricing advantage, our expanding relationships with customers through bundling has also demonstrated improvement in retention.
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. This allows us to operate with a cost to acquire and cost to serve advantage. We efficiently acquire customers directly through multiple channels, including digital (performance), strategic partnerships, channel media and referrals, and as a result our marketing costs are well below industry averages. Today, we acquire more than 75% of our customers through our mobile app and mobile website. Additionally, we are realizing operating efficiencies as we scale against our fixed expense base. Our claims management expenses, as represented by our loss adjustment expense, or LAE, are in line with peers within only two years of bringing claims management in-house and will improve as we further embed machine learning into our processes.
We also use our proprietary technology to measure long-term benefits to our business. When a state reaches certain maturation thresholds, we refer to it as a seasoned state. A seasoned state is defined as a state where (1) the regulator has approved our data science-driven telematics and pricing models and (2) we have been writing policies in the state for a minimum of one year with a minimum of two pricing filings.
As a rapidly growing full-stack insurance company, we currently employ a “capital light” model, which utilizes a variety of reinsurance structures at elevated levels of reinsurance. These reinsurance structures deliver three core objectives (1) Top-Line Growth Without a Commensurate Increase in Regulatory Capital Requirements. (2) Support of Customer Acquisition Costs and (3) Protection from Outsized Losses or Tail Events. While reinsurance has been core to our strategy since inception, beginning on July 1, 2020, we increased our use of third-party quota share reinsurance with the implementation of our staggered multi-treaty approach to our program. We expect to maintain an elevated level of third-party quota share reinsurance while rapidly growing our business in order to operate a capital light business model. As our business scales, we expect to have the flexibility to reduce our quota share levels to maximize the return to shareholders.
Given the significant impact of reinsurance on our results of operations, we added new direct basis key performance indicators to enhance investor understanding of the results of our business model prior to reinsurance. We believe our long-term success will be determined by the progression of our direct metrics used to manage and measure operations. Although we believe these direct metrics help investors understand the results of our business model, these results are not achievable under our regulatory landscape given our top-line growth and resulting capital requirements, which are relieved, in part, by obtaining reinsurance. The newly disclosed direct basis metrics include direct contribution, ratio of direct contribution to total revenue, ratio of direct contribution to direct earned premium and direct accident period loss ratio. For additional information, including definitions of these metrics, see “— Key Performance Indicators” and for reconciliation of direct contribution to the nearest GAAP metric, see “— Non-GAAP Financial Measures.”
Key Factors and Trends Affecting our Operating Performance
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:
Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. We intend to continue to drive new customer growth by leveraging our differentiated consumer experience and our telematics-based pricing. Additionally, our proprietary dataset will continue to scale as we grow, enabling us to enhance our predictive models that will further improve pricing and attract potential new customers. We will also continue to target attractive potential customer segments through our digital marketing channels and strategic partnerships. Similarly, we intend to increase our presence in digital and traditional channel media and expand on our recently launched a national advertising campaign to build our brand awareness. Our ability to attract new customers will depend on a number of factors, including the pricing of our products, offerings of our competitors, our ability to expand into new markets, and the effectiveness of our marketing efforts. Our ability to attract and retain customers depends on maintaining and strengthening our brand by providing superior customer experiences and competitive pricing. In particular, we are challenged by traditional insurers who have more diverse product offerings and longer established operating histories. These competitors can mimic certain aspects of our digital platform and offerings and as they have more types of insurance products, can offer customers the ability to “bundle” multiple coverage types together, which may be attractive to many customers.
Our Ability to Retain Customers
Our ability to derive significant lifetime value from our customer relationships depends, in part, on our ability to retain our customers over time. Strong retention allows us to build a recurring revenue base, generating additional premiums term over term without material incremental marketing costs. As we broadly retain customers and our book of business evolves to be more weighted towards renewals versus new business, as is the case with our mature competitors, we will benefit from the inherently lower loss ratios that characterize renewed premiums. Our ability to retain customers will depend on a number of factors, including our customers’ satisfaction with our products, offerings of our competitors and pricing of products.
Our Ability to be Licensed in all States in the United States
Our long-term growth opportunity will benefit from our ability to provide insurance across more states in the United States. Today, we are currently licensed in 50 states (48 states for personal auto) and the District of Columbia and operate in 30 of those states. Our continuous state expansion has unlocked a large total addressable market for sustained growth, made our direct targeted marketing more efficient and creates an opportunity to build a national brand, supporting our marketing holistically.
To expand our geographic footprint, in November 2020, we acquired all of the authorized, issued and outstanding shares of Catlin Indemnity Company, subsequently renamed Root Property & Casualty Insurance Company, or Root Property & Casualty, for $22.8 million, which included cash, cash equivalents, and accrued investment income of $14.4 million and insurance license indefinite-lived intangible assets of $8.4 million. The transaction costs associated with this acquisition were $0.5 million and were allocated to the insurance license indefinite-lived intangible assets acquired. For further information, see Note 2, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.
Our Ability to Expand Premiums and Fee Income Per Policy Through Cross-Sell
We are in the early stages of cross-selling non-auto products across our customer base. In 2019, we began offering renters insurance and, in May 2020, we launched our homeowners insurance policy in partnership with Homesite Insurance, or Homesite. Cross-sales allow us to generate additional premiums (renters) and fee income (homeowners) without material incremental marketing spend, and ultimately higher revenue per customer. We have also observed that bundling products with auto insurance improves retention as the relationship with our customer expands. Our success in expanding revenues through cross-sales depends on our marketing efforts with new products, continuous state expansion of these offerings and the pricing of our bundled products. The success of our renters insurance offering is also subject to our ability to develop underwriting capabilities to adequately price renters risk.
Our Ability to Manage Risk
We leverage technology to help manage risk. For instance, we leverage machine learning to “clean” behavioral data obtained through a customer’s mobile device and we use advanced statistical methods to model that data into usable behavior scores. We leverage intelligent chat functions, and various forms of machine learning and advanced automation help power our claims function. Technology is a key differentiator in managing risk across our key functions. Our success depends on our ability to adequately and competitively price risk.
Recent Developments Affecting Comparability
COVID-19 Impact
In December 2019, COVID-19 was first reported in Wuhan, China and in March 2020, the World Health Organization declared a global pandemic. The ongoing global pandemic has severely impacted businesses worldwide, including within the insurance industry. We have been impacted by certain individual state bulletins that outline COVID-19 premium relief efforts, including restrictions on the ability to cancel policies for non-payment, requiring deferral of insurance premium payments for up to 60 days and restrictions on increasing policy premiums. Our business has also been impacted by COVID-19 by a slowdown in growth, lower loss ratios due to decreased claim frequency and improved retention. Throughout 2020, COVID-19 has impacted and may further impact the broader economic environment, including negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates. As the COVID-19 pandemic continues, there is uncertainty around the severity and duration of the pandemic and the pandemic’s potential change on our business and our financial performance. See the section titled “Risk Factors” for more details.
Comprehensive Reinsurance
We expect to continue to utilize reinsurance in the future, and our diversified approach to reinsurance allows us to be flexible in response to changes in market conditions or our own business changes, which allows us to strategically fuel growth and technology investment by optimizing the amount of capital required in a “capital-light” model.
Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See the section titled “— Non-GAAP Financial Measures” for additional information regarding our use of adjusted gross profit/(loss) and direct contribution and their reconciliation to the most comparable GAAP measures.

	Years Ended December 31,
	2020	2019	2018
	(dollars in millions, except Premiums per Policy)
Policies in Force
Auto	322,759	281,310	111,736
Renters	7,739	1,747	—
Premiums per Policy
Auto	$939	$904	$729
Renters	$140	$127	$—
Premiums in Force
Auto	$606.1	$508.6	$162.9
Renters	$1.1	$0.2	$—
Direct Written Premium	$616.8	$451.1	$106.4
Direct Earned Premium	$605.2	$352.9	$61.4
Gross Profit/(Loss)	$(14.2)	$(83.5)	$(10.4)
Gross Margin	(4.1)%	(28.8)%	(24.0)%
Adjusted Gross Profit/(Loss)	$21.0	$(54.2)	$(0.2)
Direct Contribution	$18.9	$(57.4)	$(7.6)
Ratio of Adjusted Gross Profit/(Loss) to Total Revenue	6.1%	(18.7)%	(0.5)%
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium	3.5%	(15.4)%	(0.3)%
Ratio of Direct Contribution to Total Revenue	5.4%	(19.8)%	(17.6)%
Ratio of Direct Contribution to Direct Earned Premium	3.1%	(16.3)%	(12.4)%
Direct Loss Ratio	82.0%	99.9%	93.6%
Direct LAE Ratio	10.1%	12.0%	16.9%
Direct Accident Period Loss Ratio	78.0%	103.7%	112.1%

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
Premiums in Force
We define premiums in force for our auto policies as premiums per policy multiplied by policies in force multiplied by two. We view premiums in force as an estimate of annualized run rate of direct written premium as of a given period. Since our auto policies are six month policies, we multiply this figure by two in order to determine an annualized amount of premiums in force. We define premiums in force for our renters policies as premiums per policy multiplied by policies in force. We view this as an important metric because it is an indicator of the size of our portfolio of policies as well as an indicator of expected earned premium over the coming 12 months. Premiums in force is not a forecast of future revenue nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of premiums in force is useful to investors and analysts because it captures the impact of growth in customers and premiums per policy at the end of each reported period, without adjusting for known or projected policy updates, cancellations and non-renewals.
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
Gross Profit/(Loss)
We define gross profit/(loss) as total revenue minus net loss, LAE and other insurance (benefit) expense inclusive of depreciation and amortization. We view gross profit/(loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
Gross margin is equal to gross profit/(loss) divided by total revenue.

Adjusted Gross Profit/(Loss)
We define adjusted gross profit/(loss), a non-GAAP financial measure, as gross profit/(loss) excluding net investment income, net realized gains (losses) on investments, report costs, Personnel Costs, allocated Overhead, licenses, professional fees and other expenses, which are included in other insurance (benefit) expense. After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business. We view adjusted gross profit/(loss) as an important metric because we believe it measures our progress towards profitability for our core insurance business.
The ratio of adjusted gross profit/(loss) to total revenue is equal to adjusted gross profit/(loss) divided by total revenue.
See the section titled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit/(loss).
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as adjusted gross profit/(loss) excluding ceded earned premium, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by sliding scale commission adjustments and amortization of excess ceding commission, and other impacts of reinsurance which are included in other insurance (benefit) expense. After these adjustments, the resulting calculation is inclusive of only those direct variable costs of revenue incurred on the successful acquisition of business, but exclusive of net ceding commission, ceded loss and LAE and other impacts of reinsurance. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
The ratio of direct contribution to total revenue is equal to direct contribution divided by total revenue.
See the section titled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium
The ratio of adjusted gross profit/(loss) to direct earned premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other. We rely on this measure, which supplements our gross margin as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends with respect to our customer base. We use direct earned premium as the denominator in calculating this ratio because it reflects business volume free of elective capital efficiency choices related to our reinsurance programs.

	Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Numerator: Adjusted Gross Profit/(Loss)	$21.0	$(54.2)	$(0.2)
Denominator: Total Direct Earned Premium	$605.2	$352.9	$61.4
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium	3.5%	(15.4)%	(0.3)%
Ratio of Direct Contribution to Direct Earned Premium
The ratio of direct contribution to direct earned premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other, without contemplating the impacts of reinsurance. We rely on this measure, which supplements our gross margin as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends with respect to our total policy portfolio. We use direct earned premium as the denominator in calculating this ratio because it reflects business volume free of elective capital efficiency cession or commission structures choices from our reinsurance programs.

	Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Numerator: Direct Contribution	$18.9	$(57.4)	$(7.6)
Denominator: Total Direct Earned Premium	$605.2	$352.9	$61.4
Ratio of Direct Contribution to Direct Earned Premium	3.1%	(16.3)%	(12.4)%
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
Direct Accident Period Loss Ratio
Direct accident period loss ratio, expressed as a percentage, represents all losses and claims expected to arise from insured events that occurred during the applicable period regardless of when they are reported and finally settled divided by direct earned premiums for the same period. Changes to our loss reserves are the primary driver of the difference between our direct accident period loss ratio and direct loss ratio. We believe that direct accident period loss ratio is useful in evaluating expected losses prior to the impact of reinsurance.
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
Net Investment Income
Net investment income represents interest earned from our fixed maturity and short-term investments and cash and cash equivalents less investment expenses. Net investment income is directly correlated with the overall size of our investment portfolio and with the market level of interest rates. Net investment income will vary with both the size of our investment portfolio, market returns and the investment strategy.

Fee and Other Income
For those policyholders who pay premiums on an installment basis, we charge a flat fee for each installment related to the additional administrative costs associated with processing more frequent billing. Other income primarily comprises commissions earned for homeowners policies placed with third-party insurance companies where we have no exposure to the insured risk, recognized on the effective date of the associated policy, and sale of enterprise technology products to provide telematics-based data collection and trip tracking, recognized ratably as the service is performed.
Operating Expenses
Our operating expenses consist of loss and loss adjustment expenses, sales and marketing, other insurance (benefit) expense, technology and development, and general and administrative expenses.
Loss and Loss Adjustment Expenses
Loss and LAE include an amount determined using adjuster determined case-base estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and loss adjustment expenses. These reserves are established to cover the estimated ultimate cost to settle insured losses. The unpaid claim estimates consider loss trends, mix of business, and other risk factors impacting claims settlement. The method used to estimate unpaid LAE reserves is based on claims transaction data, including the relative cost of settling the range of claim types from express material damage claims to more complex injury cases.
Loss and LAE is net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Loss and LAE may be paid out over a period of years.
Various other expenses incurred during claims processing are allocated to LAE. These amounts include claims salaries, health benefits, bonuses, employee retirement plan related expenses and share-based compensation expense, or Personnel Costs; software expense; internally developed software amortization; and overhead allocated based on headcount, or Overhead.
Sales and Marketing
Sales and marketing includes spend related to performance and partnership channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related Personnel Costs and Overhead. We incur sales and marketing activities for all product offerings. Sales and marketing are expensed as incurred.
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
Other Insurance (Benefit) Expense
Other insurance (benefit) expense includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance expense also includes amortization of deferred acquisition costs like premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. These expenses are also recognized net of ceding commissions earned.

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

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019

The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$322.5	93.0%	$275.3	94.9%	$47.2	17.1%
Net investment income	5.4	1.6%	5.2	1.8%	$0.2	3.8%
Net realized gains on investments	0.3	0.1%	—	—%	$0.3	100.0%
Fee and other income	18.6	5.4%	9.7	3.3%	$8.9	91.8%
Total revenue	346.8	100.0%	290.2	100.0%	56.6	19.5%
Operating expenses:
Loss and loss adjustment expenses	362.8	104.6%	321.4	110.8%	41.4	12.9%
Sales and marketing	139.7	40.3%	109.6	37.8%	30.1	27.5%
Other insurance (benefit) expense	(1.8)	(0.5)%	52.3	18.0%	(54.1)	(103.4)%
Technology and development	52.9	15.3%	24.0	8.3%	28.9	120.4%
General and administrative	78.5	22.6%	43.0	14.8%	35.5	82.6%
Total operating expenses	632.1	182.3%	550.3	189.6%	81.8	14.9%
Interest expense	77.7	22.4%	22.3	7.7%	55.4	248.4%
Loss before income tax expense	(363.0)	(104.7)%	(282.4)	(97.3)%	(80.6)	28.5%
Income tax expense	—	—%	—	—%	—	—%
Net loss	(363.0)	(104.7)%	(282.4)	(97.3)%	(80.6)	28.5%
Other comprehensive income:
Changes in net unrealized gains on investments	5.0	1.4%	0.6	0.2%	4.4	N.M.
Comprehensive loss	$(358.0)	(103.2)%	$(281.8)	(97.1)%	$(76.2)	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned increased $47.2 million, or 17.1%, to $322.5 million for the year ended December 31, 2020 compared to 2019. The increase was primarily due to growth in direct earned premium driven by deeper penetration in the markets in which we operate and a greater proportion of seasoned states, partially offset by higher cessions of earned premium as a result of a change in third-party reinsurance structure.
During the years ended December 31, 2020 and 2019, we ceded approximately 46.7% and 22.0% of our direct earned premiums to third-party reinsurers, respectively. The change in ceding percentage was driven by a new reinsurance treaty that became effective on July 1, 2020 whereby we increased our use of third-party quota share reinsurance with the implementation of a staggered multi-treaty approach. Under this new quota share reinsurance program, we began ceding approximately 70% of direct earned premiums with a sequence of inception and maturity dates, and with the majority of the ceded premiums covered on a cohort basis for a four year duration.

The following table presents direct written premium, ceded written premium, net written premium, direct earned premium, ceded earned premium and net earned premium for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Direct written premium	$616.8	$451.1	$165.7	36.7%
Ceded written premium	(378.0)	(82.3)	(295.7)	359.3%
Net written premium	238.8	368.8	(130.0)	(35.2)%

Direct earned premium	605.2	352.9	252.3	71.5%
Ceded earned premium	(282.7)	(77.6)	(205.1)	264.3%
Net earned premium	$322.5	$275.3	$47.2	17.1%
Direct earned premium growth was primarily due to a 36.7% increase in direct written premium from greater market share in served U.S. states and expansion of our U.S. state footprint. Since December 31, 2019, we began writing auto insurance policies in one additional U.S. state. We also saw a 3.9% increase in Premium per Policy for automobile insurance primarily resulting from pricing increases in several U.S. states.
Fee and Other Income
Fee and other income increased $8.9 million, or 91.8%, to $18.6 million for the year ended December 31, 2020 compared to 2019. The increase was primarily due to increased customer volumes and an increase in customers paying in installments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $41.4 million, or 12.9%, to $362.8 million for the year ended December 31, 2020 compared to 2019. The increase was primarily due to higher claims volume and reserves related to the growth in policies in force, net of higher cessions of incurred losses as a result of a change in third-party reinsurance structure. We experienced declines in our direct loss ratios to 82.0% in 2020, compared to 99.9% in 2019 with corresponding declines in our direct accident period loss ratios to 78.0% in 2020 down from 103.7% in 2019. The decrease in direct loss ratios and direct accident period loss ratios year over year was driven by deployment of improved and additional underwriting and rating criteria in 2020, an increase in the number of seasoned states from three at the end of 2019 to 20 at the end of 2020, as well as a decrease in claims frequency beginning in March 2020 as a result of a reduction in driving attributable to the COVID-19 pandemic. Our net loss ratios experienced similar declines between the periods primarily driven by the same factors outlined above, partially offset by an increase in loss corridor provisions.
In addition, loss and LAE for the year ended December 31, 2020 includes an increase to held reserves for prior accident periods of $20.9 million primarily related to higher than estimated reported losses resulting from frequency and severity in excess of expectations for bodily injury claims as well as higher emergence of collision claims from accident years 2019 and prior, partially due to timing of reported claims. The year ended December 31, 2020 also included development of incurred losses related to accident years 2019 and prior as a result of a change in estimate. The adjustments recorded in the year ended December 31, 2020 were necessary in order to effectuate management’s best estimate for determining the estimated ultimate cost of settling claims using our knowledge and experience about past and current events and developments.

Sales and Marketing
Sales and marketing increased $30.1 million, or 27.5%, to $139.7 million for the year ended December 31, 2020 compared to 2019. The increase was primarily due to increased investment in digital advertising and partnership marketing channels to support growth and market expansion.
Other Insurance (Benefit) Expense
Other insurance (benefit) expense decreased $54.1 million, or (103.4)%, to $(1.8) million for the year ended December 31, 2020 compared to 2019. The decrease was primarily due to increased ceding commission contra-expense of $91.6 million related to our increased use of third-party quota share reinsurance compared to $7.2 million of ceding commission contra-expense net of sliding scale commission expense for the year ended December 31, 2019. Under the external quota share reinsurance agreement effective July 1, 2020, which is on a loss occurring basis, we recognized ceding commissions under the agreement in proportion to the recognition of the direct written premiums during the period, including the remaining unearned premiums on ceded policies at the inception of the agreement. The ceding commission provides for reimbursement of both direct and other periodic acquisition costs, including certain underwriting and marketing costs, and is presented as a reduction of other insurance expense. This was partially offset by a $14.6 million increase in bad debt expense primarily related to delayed cancellation of policies for non-payment stemming from compulsory state issued notices in reaction to the COVID-19 pandemic and driven by growth in direct written premiums, $8.8 million increase in premium taxes driven by growth in direct written premiums and a $3.1 million increase in payment processing fee expense driven by the increase in collected premiums between periods, $1.9 million increase in personnel and overhead costs due to headcount growth.
Technology and Development
Technology and development increased $28.9 million, or 120.4%, to $52.9 million for the year ended December 31, 2020 compared to 2019. The increase was primarily driven by a $16.7 million increase in personnel and overhead costs due to headcount growth of engineering and product teams and a $5.8 million increase in share-based compensation expense related to the secondary tender offer completed in the first quarter of 2020. In addition, we incurred a $6.4 million increase in external software and amortization of internally developed software expense for the year ended December 31, 2020 compared to 2019, as we continued to invest in developing and improving our technology platforms and infrastructure.
General and Administrative
General and administrative increased $35.5 million, or 82.6%, to $78.5 million for the year ended December 31, 2020 compared to 2019. The increase was primarily driven by a $14.2 million increase in legal and other professional costs to support our overall growth and emerging compliance initiatives, including the IPO. In addition, a $10.3 million increase in share-based compensation expense mainly due to the secondary tender offer completed in the first quarter of 2020 and a $10.3 million increase in personnel costs across finance, legal, and administrative teams as a result of an increase in headcount.
Interest Expense
Interest expense increased $55.4 million, or 248.4%, to $77.7 million for the year ended December 31, 2020 compared to 2019. The increase was primarily due to a $54.7 million fair value adjustment of warrants that were exercised to purchase common stock. In addition, there was a $8.6 million increase in payment-in-kind, or PIK, interest expense and interest paid, and a $3.3 million increase in amortization of debt discount and debt and warrants issuance costs as a result of a higher average debt balance during 2020 compared to 2019. This was partially offset by a $11.2 million SAFE instrument fair value adjustment recognized during 2019.

Comparison of the Years Ended December 31, 2019 and 2018

The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2019	% of Total Revenue	2018	% of Total Revenue	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$275.3	94.9%	$40.2	92.8%	$235.1	584.8%
Net investment income	5.2	1.8%	1.2	2.8%	$4.0	333.3%
Fee and other income	9.7	3.3%	1.9	4.4%	$7.8	410.5%
Total revenue	290.2	100.0%	43.3	100.0%	246.9	570.2%
Operating expenses:
Loss and loss adjustment expenses	321.4	110.8%	43.5	100.5%	277.9	638.9%
Sales and marketing	109.6	37.8%	40.3	93.1%	69.3	172.0%
Other insurance expense	52.3	18.0%	10.2	23.6%	42.1	412.7%
Technology and development	24.0	8.3%	8.2	18.9%	15.8	192.7%
General and administrative	43.0	14.8%	9.3	21.5%	33.7	362.4%
Total operating expenses	550.3	189.6%	111.5	257.5%	438.8	393.5%
Interest expense	22.3	7.7%	0.9	2.1%	21.4	2377.8%
Loss before income tax expense	(282.4)	(97.3)%	(69.1)	(159.6)%	(213.3)	N.M.
Income tax expense	—	—%	—	—%		—%
Net loss	(282.4)	(97.3)%	(69.1)	(159.6)%	(213.3)	N.M.
Other comprehensive income:
Changes in net unrealized gains on investments	0.6	0.2%	—	—%	0.6	N.M.
Comprehensive loss	$(281.8)	(97.1)%	$(69.1)	(159.6)%	$(212.7)	N.M.
______________
N.M. - Percentage change not meaningful
The December 31, 2019 and 2018 results of operations discussion can be found in our Final Prospectus for our IPO, dated as of October 27, 2020 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on October 29, 2020.

Non-GAAP Financial Measures
The non-GAAP financial measures below have not been calculated in accordance with generally accepted accounting principles in the United States, or GAAP, and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted gross profit/(loss) and direct contribution should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (1) monitor and evaluate the performance of our business operations and financial performance; (2) facilitate internal comparisons of the historical operating performance of our business operations; (3) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (4) review and assess the operating performance of our management team; (5) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (6) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
Adjusted Gross Profit/(Loss)
For the definition of adjusted gross profit/(loss) and why management believes this measure provides useful information to investors, see “— Key Performance Indicators.”
Direct Contribution
For the definition of direct contribution and why management believes this measure provides useful information to investors, see “— Key Performance Indicators.”
The following table provides a reconciliation of total revenue to adjusted gross profit/(loss) and direct contribution for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Total revenue	$346.8	$290.2	$43.3
Loss and loss adjustment expenses	(362.8)	(321.4)	(43.5)
Other insurance benefit (expense)	1.8	(52.3)	(10.2)
Gross profit/(loss)	(14.2)	(83.5)	(10.4)
Gross margin	(4.1)%	(28.8)%	(24.0)%
Less:
Net investment income	(5.4)	(5.2)	(1.2)
Net realized gains on investments	(0.3)	—	—
Adjustments from other insurance benefit (expense)(1)	40.9	34.5	11.4
Adjusted gross profit/(loss)	$21.0	$(54.2)	$(0.2)
Ceded earned premium	282.7	77.6	21.2
Ceded loss and LAE	(194.8)	(73.6)	(24.4)
Net ceding commission and other(2)	(90.0)	(7.2)	(4.2)
Direct contribution	$18.9	$(57.4)	$(7.6)
Direct earned premium	$605.2	$352.9	$61.4
Ratio of adjusted gross profit/(loss) to total revenue	6.1%	(18.7)%	(0.5)%
Ratio of adjusted gross profit/(loss) to direct earned premium	3.5%	(15.4)%	(0.3)%
Ratio of direct contribution to total revenue	5.4%	(19.8)%	(17.6)%
Ratio of direct contribution to direct earned premium	3.1%	(16.3)%	(12.4)%
______________
(1) Adjustments from other insurance benefit (expense) includes report costs, personnel costs, allocated overhead, licenses, professional fees and other.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by sliding scale commission adjustments and amortization of excess ceding commission, and other impacts of reinsurance.

Liquidity and Capital Resources
We are organized as a holding company, but our primary operations are conducted by our wholly-owned insurance subsidiary, Root Insurance Company, an Ohio-domiciled insurance company. Additionally, in November

2020, we acquired Root Property & Casualty, which expands our ability to sell personal auto insurance in 48 states and the District of Columbia.
The payment of dividends by Root Insurance Company and Root Property & Casualty are subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware, respectively, or the insurance laws. The insurance laws require domestic insurance companies to notify the supervisory superintendent, commissioner and/or director to seek prior regulatory approval to pay a dividend or distribute cash or other property if the fair market value thereof, together with that of other dividends paid or distributions made within the preceding 12 months, exceeds the greater of 10% of the insurance company’s statutory basis policyholders’ surplus as of the preceding December 31 or the statutory basis net income of the insurance company for the 12-month period ended as of the preceding December 31. To date, our insurance subsidiaries have not paid any dividends and as of December 31, 2020, it was not permitted to pay any dividends to us without approval of the applicable superintendent, commissioner and/or director.
In addition, the Risk-Based Capital Model Act adopted by the NAIC provides formulas to determine the amount of capital that an insurance company must maintain to ensure that it has an acceptable expectation of not becoming financially impaired. As Root Insurance Company and Root Property & Casualty continue to grow, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in our insurance subsidiaries that we would otherwise invest in our growth and operations. At December 31, 2020, Root Insurance Company and Root Property & Casualty maintained risk-based capital levels that are in excess of an amount that would require any corrective actions on our part. Our insurance subsidiaries’ primary sources of funds are capital contributions from the holding company, premiums earned, fee income revenues, and net investment income. Funds are primarily used to pay claims and operating expenses and to purchase investments.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Re, maintains a Class B(iii) insurer license under CIMA. At December 31, 2020, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 8:1, which was maintained as of December 31, 2020. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, ceded insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of common stock, debt, and sales of investments. As of December 31, 2020, we had $1,112.8 million in cash and cash equivalents, of which $1,082.1 million was held at Root, Inc. and outside of regulated insurance entities, and $224.5 million was held in marketable securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. treasury securities, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.
In October 2020, we completed our IPO, which resulted in the issuance and sale of 24.2 million shares of common stock at the IPO price of $27.00. Concurrently, we issued and sold 18.5 million shares of our Class A common stock in private placements. We received net proceeds of $1.1 billion after deducting underwriting discounts and other offering costs. We believe that our existing cash and cash equivalents, marketable securities, cash flow from operations, along with the net proceeds from our IPO, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our insurance premium growth rate, renewal activity, including the timing and the amount of cash received from customers, the expansion of marketing activities, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, and the current uncertainty in the global markets resulting from the worldwide COVID-19 pandemic.

The following table summarizes our cash flow data for the periods presented:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Net cash used in operating activities	$(287.2)	$(127.2)	$(26.1)
Net cash used in investing activities	(114.1)	(114.0)	(20.6)
Net cash provided by financing activities	1,098.5	535.5	150.9
Comparison of Years Ended December 31, 2020 and 2019
Net cash used in operating activities for the year ended December 31, 2020 was $287.2 million compared to $127.2 million of net cash used in operating activities for the year ended December 31, 2019. The increase was primarily due to the volume and timing of premium receipts, claims payments and reinsurance activity as well as the non-cash impact of the tender offer, warrant fair value adjustment and bad debt expense.
Net cash used in investing activities for the year ended December 31, 2020 was $114.1 million compared to $114.0 million of net cash used in investing activities for the year ended December 31, 2019. Although net cash used in investing activities was flat year-over-year, it resulted from our acquisition of Root Property & Casualty, largely offset by the sale, maturities, calls and pay downs of investments for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Net cash provided by financing activities for the year ended December 31, 2020 was $1,098.5 million, primarily due to proceeds from the issuance of common stock in connection with our IPO and concurrent private placements. Net cash provided by financing activities for the year ended December 31, 2019 was $535.5 million primarily due to the proceeds from issuing preferred stock, our Term Loan A, Term Loan B and SAFE agreements, which was partially offset by the repayment of long-term debt, and debt and warrants issuance costs.
Comparison of Years Ended December 31, 2019 and 2018
The December 31, 2019 and 2018 net cash discussion can be found in our Final Prospectus for our IPO, dated as of October 27, 2020 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on October 29, 2020.
Contractual Obligations
The following is a summary of material contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
	(in millions)
Long-term debt	$199.5	$99.5	$—	$100.0	$—
Interest on long-term debt(1)	68.6	4.9	29.3	34.4	—
Operating leases	21.6	3.9	8.8	5.8	3.1
Purchase commitments	25.6	10.0	15.0	0.6	—
Total	$315.3	$118.3	$53.1	$140.8	$3.1
_______________
(1)We have the option to pay interest in-kind, or PIK, on Term Loan B until October 15, 2021. Through the year-ended December 31, 2020, we have elected to PIK interest on Term Loan B and we plan to PIK interest for the full PIK Period. See Note 8, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements.
Financing Arrangements
In February 2020, we amended Term Loan A to add a new financial institution (Goldman Sachs Lending Partners LLC) to the syndicate in the amount of $12.5 million. Accordingly, $12.4 million of the $24.9 million escrowed funds was remitted to us and the other $12.5 million was remitted to the two aforementioned existing holders to pay down the pro rata portion of the reallocated Term Loan A.
In September 2020, we amended Term Loan A to add financial institutions (Barclays, Deutsche Bank, Morgan Stanley, Wells Fargo and Citibank) to the syndication, upsize the outstanding facility by $13.5 million, and extend its maturity to October 15, 2021. We also added a $100 million revolving line of credit with members of the Term Loan A syndication as a part of the amendment. In order to amend Term Loan A, we also amended Term Loan B as the terms are pari passu. For further information, see Note 8, “Long-Term Debt,” in the Notes to Consolidated Financial Statements.
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
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.
Loss and LAE Reserves
Loss and LAE reserves represent management’s best estimate of the ultimate liability for all reported and unreported claims that occurred prior to the end of each accounting period but have not yet been paid. These reserves are established to cover the estimated ultimate cost to settle insured losses. Loss and LAE reserves include an amount determined using adjuster determined case-base estimates for reported claims and on actuarial unpaid claim estimates using past experience and historical emergence patterns for unreported loss and LAE. Case reserve amounts are determined by claims adjusters following our case reserving practices, which consider the circumstances presented with each claimant, applicable policy provisions, and state law. The unpaid claim estimates consider loss cost trends, mix of business, and other risk factors impacting claims settlement. The methods used to estimate ultimate loss reserves by accident month include reported loss development, paid loss development, expected loss ratio, or ELR, frequency-severity, premium based Bornhuetter/Ferguson, or B/F, and exposure based B/F using frequency-severity. The method used to estimate unpaid LAE reserves is determined by a transaction-based allocation method where historical claim department activities are measured by their relative effort or cost for handling different claim types. Our estimation for unpaid LAE reserves includes the ultimate cost of settling a range of claim types from express material damage claims to more complex bodily injury cases.
The evaluation and estimation of ultimate losses and LAE requires considerable judgment in understanding how claims mature, how claims differ between lines of business, and how changes in the business impact claims settlement over time. Loss reserves represent a liability estimate at a given point in time based on many input variables including historical and statistical information, inflation, contract interpretation, weather catastrophe impacts, regulatory environment, and economic conditions. While we consider many inputs into the loss reserve valuation process, as well as several actuarial methodologies, there is no single method for determining the exact ultimate claims liability. In many cases, we use multiple estimation methods based on the particular facts and circumstances of the claims and liabilities being evaluated, resulting in a range of reasonable estimates for reserves for losses and LAE. We do not discount reserves.
Our actuarial reserving team performs monthly reviews of the claims experience and loss emergence to support our estimation of ultimate losses and LAE. A few considerations and assumptions in estimating ultimate claim liabilities includes relative case reserve adequacy over time, claims cycle time, claims settlement practices, exposure growth, actuarial projections, current economic conditions, driving patterns observed from telematics, weather catastrophes, and claim litigation. Our loss reserves can be grouped by claim type, where amounts related to material damage of vehicles and property tend to settle within 6 to 12 months, while claims that involve injuries or personal liability have a much longer time period between the occurrence of a loss and the settlement of the claim. In general, the longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary.
Because actual experience can differ from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves. There is considerable uncertainty associated with the actuarial estimates, and therefore the actual losses and LAE paid in the future may differ materially from the reserves we have recorded. Our loss estimates are continually reviewed by management and adjusted as necessary; with adjustments included in the period determined.
The key assumptions that materially affect the estimate of the reserves for loss and LAE are as follows:
•Many of the actuarial estimation methods assume that the speed of claim payments and claim closures, also known as cycle time, remains relatively consistent over time. While fluctuations and improvements in cycle time are expected as we grow, these timing changes can be difficult to discern from normal process risk variability in the data.
•For actuarial methods that rely on case reserve data, there is an implicit assumption that the adequacy of case reserve estimates stays relatively constant over time. For example, if the held case reserves represent the 50th percentile outcome for each claim, then any changes to this case reserve level, either higher or lower, would impact the ultimate loss estimates.
•Actuarial methods that rely on exposure bases, such as premiums or car years, perform better when the mix of business is relatively stable over time. Rapid business growth can change the mix of business across several dimensions: new business versus renewal, geography profile, and underwriting profile. As such, prior estimates of claim frequency, claim severity, or loss ratio may not be as predictive of future results when the mix of business changes.
•Broader macro level economics can have a material impact on loss reserve estimates, such as a rapid change in miles driven as was observed with COVID-19; unanticipated inflation, regulatory restrictions, and legal developments as they relate to contract and coverage interpretation and enforceability.

Due to the inherent uncertainty in determining our ultimate cost of settling claims, we evaluate what the potential impact on consolidated results of operations, financial position, and liquidity would be based on a hypothetical 5% and 10% increase or decrease in key assumptions described above. The loss reserve range noted below represents a range of reasonably likely reserves, not a range of all possible reserves. Therefore, the ultimate losses could reach levels corresponding to reserve amounts outside of the range provided. Given our growth from inception in 2015, we believe evaluating sensitivity based on a hypothetical increase or decrease of 5% and 10% is reflective of management’s best estimate and provides an illustrative range of variability in key assumptions. The below tables present this sensitivity analysis:

	Scenarios for Changes in Bodily Injury Claim Severity for all Accident Years
	(10)%	(5)%	—%	5%	10%
Bodily injury liability	$77.7	$82.0	$86.3	$90.6	$95.0
Uninsured and underinsured bodily injury	17.7	18.7	19.7	20.7	21.7
All other coverages	27.0	27.0	27.0	27.0	27.0
Total losses—net of reinsurance	$122.4	$127.7	$133.0	$138.3	$143.7
Our loss and LAE expense reserves are recorded net of external reinsurance and net of amounts expected to be received from salvage (the amount recovered from the damaged property after the we pay for a total loss) and subrogation (the right to recover payments from third parties).
Premium Revenue, Fee Income and Related Expenses
Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a direct basis, is recorded when the sum of expected losses, loss adjustment expenses, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. A premium deficiency reserve is recognized as a reduction of deferred acquisition costs and, if necessary, by accruing an additional liability for the deficiency, with a corresponding charge to operations. We did not record a premium deficiency reserve in 2020 and 2019, respectively.
Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, including certain state regulations related to COVID-19 relief efforts, certain premiums billed may not be collected, for which we establish an allowance for doubtful accounts based on an analysis of historical collection experience. Allowance for doubtful accounts was $3.5 million and $2.0 million as of December 31, 2020 and 2019 on the consolidated balance sheets. A policy is generally considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized premium write-offs, or bad debt expense, of $23.6 million and $9.0 million for the periods ended December 31, 2020 and 2019, respectively.
For those policyholders who pay premiums on an installment basis, we charge a flat fee for each installment related to the additional administrative costs associated with processing more frequent billings. We recognize this fee income in the period which we process each installment.
Policy acquisition costs, consisting of premium taxes and certain marketing costs and underwriting expenses, net of ceding commissions, related to the successful acquisition or renewal business, are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of acquisition costs based on quota share percentage is recorded as an offset to the direct deferred acquisition costs. Any portion of the ceding commission that exceeds the acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned.

Reinsurance
In the ordinary course of business, we cede a portion of our business written to affiliated and unaffiliated reinsurers to limit the maximum net loss potential arising from large risks and catastrophes. These arrangements, known as treaties, provide for reinsurance coverage on quota-share and excess-of-loss basis. Although the ceding of reinsurance does not discharge us from our primary liability to the policyholder, the insurance company that assumes the coverage assumes the related liability. Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums earned and are recognized over the remaining policy period based on the reinsurance protection provided. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums asset in the accompanying consolidated balance sheets and as reduction of unearned premiums in Note 6, “Reinsurance,” in the Notes to Consolidated Financial Statements. Ceding commissions received in connection with reinsurance ceded have been accounted for as a reduction of other insurance (benefit)/expense in the consolidated statements of operations and comprehensive loss.
Some of our reinsurance agreements provide for adjustment of commissions or amount of coverage based on loss experience referred to as sliding scale commissions and loss corridors, respectively. We recognize the asset or liability arising from these adjustable features in the period the adjustment, calculated based on experience to-date under the agreement, occurs.
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable for such defaulted amounts. We evaluate and monitor the financial condition associated with our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. We obtain reinsurance from a diverse group of global reinsurers and monitor concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. For our reinsurance partners who are not rated, we require adequate levels of collateral or letters of credit to be available to us in the event of downside scenarios. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance.
Share-Based Compensation
We award share-based compensation, including stock options with only a service condition, stock options with service and performance conditions, restricted stock units, or RSUs, and restricted stock, to our officers, directors, employees, and certain advisors through approval from the Compensation Committee of the Board of Directors.
Share-based compensation expense is recognized based on the grant date fair value of the awards. The fair value of stock options is determined on the grant date using the Black-Scholes Merton, or BSM, option-pricing model. The BSM option pricing model requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the options, the risk-free interest rate for a period that approximates the expected term of the option and our expected dividend yield. The fair value of restricted stock and RSUs granted before our IPO had historically been determined by our board of directors, with input from management, and considering third-party valuations of our common stock. Because there had been no public market for our common stock, our board of directors had determined its fair value at the time of grant of the pre-IPO option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. Our board of directors determined the fair value of common stock based on valuations performed using the Option Pricing Method and the Probability Weighted Expected Return Method subject to relevant facts and circumstances. After our IPO, our common stock is now listed on the Nasdaq and we use these market prices for the fair value of our common shares. Stock options are exercisable for a period up to ten years from the grant date. We recognize forfeitures as they occur.

Stock options with only a service condition generally vest over four years — 25% cliff vests after one year and approximately 2% vests each month over three years thereafter. Stock options with service and performance conditions generally vest ratably over a four-year period assuming achievement of the performance conditions. The compensation expense associated with non-vested stock options that have performance conditions is dependent on our periodic assessment of the probability of the performance conditions being achieved. If deemed probable, we recognize compensation expense on a straight-line basis over the requisite service period. If a performance condition is no longer probable of achievement, any previously recognized compensation expense is reversed and no subsequent compensation expense is recognized until achievement is once again probable, at which point a cumulative catch-up is recognized. RSUs generally vest over four years - 25% cliff vests after one year and approximately 2% vests each month over three years thereafter. Certain other RSUs vest over four years - 25% cliff vests after one year and in equal increments quarterly over three years thereafter; vest over four years in equal quarterly increments; and fully cliff vest after one year. We generally recognize share-based compensation expense ratably over the respective vesting period.
Before our IPO, the fair value of common stock underlying the options had historically been determined by our board of directors, with input from management, and considering third-party valuations of our common stock. Because there had been no public market for our common stock, our board of directors had determined its fair value at the time of grant of the pre-IPO option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. Our board of directors determined the fair value of common stock based on valuations performed using the Option Pricing Method and the Probability Weighted Expected Return Method subject to relevant facts and circumstances. After our IPO, our common stock is now listed on the Nasdaq and we use these market prices for the fair value of our common shares. For additional information refer to Note 11, “Share-Based Compensation,” in the Notes to Consolidated Financial Statements.
New Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.
Election Under the Jumpstart Our Business Startups Act of 2012
We currently qualify as an “emerging growth company” under the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to non-emerging growth companies or (2) within the same time periods as private companies.
We have elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain credit and interest rate risks as part of our ongoing business operations.
Interest Rate Risk
Our variable-rate debt obligations incur interest at floating rates based on changes in the London Inter-Bank Offered Rate, or LIBOR. A 1% increase in LIBOR would not have significantly impacted interest expense during 2020.
Credit Risk
We are exposed to credit risk on our investment portfolio and our reinsurance contracts. We manage the exposure to credit risk in our U.S. Treasury securities, municipal securities, corporate debt securities, residential mortgage-backed securities, commercial mortgage-backed securities, and other debt obligations portfolio by investing in high quality securities and diversifying our holdings. We manage the exposure to credit risk in our reinsurance contracts by obtaining reinsurance from a diverse group of reinsurers and monitoring concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. Additionally, all reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance.
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2020, none of our fixed maturity portfolio was unrated or rated below investment grade.

Item 8. Financial Statements and Supplementary Data

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the consolidated financial statements or notes thereto or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Root, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019 the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB), and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
March 4, 2021
We have served as the Company's auditor since 2017.

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019
	2020	2019
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $215.4 and $118.7 at December 31, 2020 and December 31, 2019, respectively)	$221.0	$119.3
Short-term investments (amortized cost: $3.0 and $3.5 at December 31, 2020 and December 31, 2019, respectively)	3.0	3.5
Other investments	0.5	—
Total investments	224.5	122.8
Cash and cash equivalents	1,112.8	391.7
Restricted cash	1.0	24.9
Premiums receivable, net of allowance of $3.5 and $2.0 at December 31, 2020 and December 31, 2019, respectively	130.1	122.7
Reinsurance recoverable	124.8	25.3
Prepaid reinsurance premiums	112.8	17.4
Other assets	56.3	23.8
Total assets	$1,762.3	$728.6
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities:
Loss and loss adjustment expense reserves	$237.2	$140.7
Unearned premiums	157.1	145.4
Long-term debt and warrants	188.2	192.2
Reinsurance premiums payable	89.1	25.7
Accounts payable and accrued expenses	48.0	29.8
Other liabilities	10.3	8.4
Total liabilities	729.9	542.2
Commitments and Contingencies (Note 13)
Redeemable convertible preferred stock, $0.0001 par value, zero and 158.9 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (liquidation preference of zero and $549.8, respectively) (Note 10)	—	560.4
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 59.4 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (Note 10)	—	—
Class B common stock, $0.0001 par value, 192.2 and 44.4 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (Note 10)	—	—
Treasury stock, at cost	(0.8)	(0.1)
Additional paid-in capital	1,775.6	10.5
Accumulated other comprehensive income	5.6	0.6
Accumulated loss	(748.0)	(385.0)
Total stockholders’ equity (deficit)	1,032.4	(374.0)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,762.3	$728.6
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
	(in millions, except per share data)
Revenue:
Net premiums earned	$322.5	$275.3	$40.2
Net investment income	5.4	5.2	1.2
Net realized gains on investments	0.3	—	—
Fee and other income	18.6	9.7	1.9
Total revenue	346.8	290.2	43.3
Operating expenses:
Loss and loss adjustment expenses	362.8	321.4	43.5
Sales and marketing	139.7	109.6	40.3
Other insurance (benefit) expense	(1.8)	52.3	10.2
Technology and development	52.9	24.0	8.2
General and administrative	78.5	43.0	9.3
Total operating expenses	632.1	550.3	111.5
Interest expense	77.7	22.3	0.9
Loss before income tax expense	(363.0)	(282.4)	(69.1)
Income tax expense	—	—	—
Net loss	(363.0)	(282.4)	(69.1)
Other comprehensive income:
Changes in net unrealized gains on investments	5.0	0.6	—
Comprehensive loss	$(358.0)	$(281.8)	$(69.1)
Loss per common share: basic and diluted (both Class A and B)	$(4.81)	$(8.33)	$(2.73)
Weighted-average common shares outstanding: basic and diluted	75.5	33.9	25.3
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Loss	Total Stockholders' Deficit
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—January 1, 2018	81.7	$38.8	—	35.7	$—	4.5	$(0.1)	$—	$—	$(33.5)	$(33.6)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(69.1)	(69.1)
Common stock—option exercises	—	—	—	5.8	—	—	—	0.1	—	—	0.1
Reclassification of early-exercised stock option to liabilities	—	—	—	—	—	—	—	(0.2)	—	—	(0.2)
Common stock—shared-based compensation expense	—	—	—	—	—	—	—	0.1	—	—	0.1
Series C—preferred stock - voting issued, net of issuance costs	32.3	46.4	—	—	—	—	—	—	—	—	—
Series C—preferred stock - non-voting issued	3.1	4.5	—	—	—	—	—	—	—	—	—
Series D—preferred stock issued, net of issuance costs	19.3	99.9	—	—	—	—	—	—	—	—	—
Balance—December 31, 2018	136.4	$189.6	—	41.5	$—	4.5	$(0.1)	$—	$—	$(102.6)	$(102.7)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(282.4)	(282.4)
Changes in other comprehensive income	—	—	—	—	—	—	—	—	0.6	—	0.6
Tender offer	—	—	—	—	—	—	—	8.6	—	—	8.6
Common stock—option exercises	—	—	—	2.9	—	—	—	1.9	—	—	1.9
Reclassification of early-exercised stock option to liabilities	—	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Common stock—share-based compensation expense	—	—	—	—	—	—	—	1.4	—	—	1.4
Series E—preferred stock - voting issued, net of issuance costs	21.2	349.6	—	—	—	—	—	—	—	—	—
Series E—SAFE conversion	1.3	21.2	—	—	—	—	—	—	—	—	—
Balance—December 31, 2019	158.9	$560.4	—	44.4	$—	4.5	$(0.1)	$10.5	$0.6	$(385.0)	$(374.0)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(363.0)	(363.0)
Changes in other comprehensive income	—	—	—	—	—	—	—	—	5.0	—	5.0
Tender offer and subsequent conversion (Note 11)	2.9	—	—	(2.9)	—	—	—	25.1	—	—	25.1
Conversion of redeemable convertible preferred stock to common stock from IPO	(161.8)	(560.4)	—	161.8	—	—	—	560.4	—	—	560.4
Common stock—issuance of shares from IPO and concurrent private placement, net of issuance costs	—	—	42.7	—	—	—	—	1,098.1	—	—	1,098.1
Conversion of Class B to Class A common stock	—	—	16.7	(16.7)	—	—	—	—	—	—	—
Warrants exercise	—	—	—	3.3	—	—	—	75.2	—	—	75.2
Common stock—option exercises	—	—	—	2.8	—	—	—	1.9	—	—	1.9
Reclassification of early-exercised stock option from liabilities	—	—	—	(0.1)	—	—	—	0.2	—	—	0.2
Common stock—share-based compensation expense	—	—	—	—	—	—	—	3.7	—	—	3.7
Settlement of related party loan (Note 12)	—	—	—	(0.4)	—	0.1	(0.7)	0.5	—	—	(0.2)
Balance—December 31, 2020	—	$—	59.4	192.2	$—	4.6	$(0.8)	$1,775.6	$5.6	$(748.0)	$1,032.4
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net loss	$(363.0)	$(282.4)	$(69.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3.7	1.4	0.1
Tender offer	25.1	8.6	—
Depreciation and amortization, net	15.6	4.9	0.6
Bad debt expense	23.6	9.0	0.3
SAFE fair value adjustment	—	11.2	—
Warrants fair value adjustment	54.7	—	—
Paid-in kind interest expense	9.1	0.8	—
Realized gains on investments	(0.3)	—	—
Changes in operating assets and liabilities:
Premiums receivable	(31.0)	(96.7)	(33.7)
Reinsurance recoverable	(99.5)	(9.2)	(15.2)
Prepaid reinsurance premiums	(95.4)	(4.6)	(11.6)
Other assets	(21.7)	(3.7)	(2.7)
Losses and loss adjustment expenses reserves	96.5	107.4	32.1
Unearned premiums	11.7	98.1	45.0
Reinsurance premiums payable	63.4	6.1	19.4
Accounts payable and accrued expenses	18.2	19.2	9.0
Other liabilities	2.1	2.7	(0.3)
Net cash used in operating activities	(287.2)	(127.2)	(26.1)
Cash flows from investing activities:
Purchases of investments	(158.4)	(138.1)	(40.3)
Proceeds from maturities, call and pay downs of investments	42.5	36.2	19.2
Sales of investments	17.9	—	4.0
Purchases of indefinite-lived intangible assets and transaction costs	(8.9)	—	—
Capitalization of internally developed software	(5.4)	(5.5)	(2.3)
Purchases of fixed assets	(1.8)	(6.6)	(1.2)
Net cash used in investing activities	(114.1)	(114.0)	(20.6)
Cash flows from financing activities:
Proceeds from issuance of common stock from IPO and concurrent private placements, net of issuance costs	1,098.1	—	—
Proceeds from exercise of stock options and warrants	2.1	1.9	0.1
Proceeds from issuance of preferred stock, net of issuance costs	—	349.6	150.8
Proceeds from debt and warrants issuance, net of issuance costs	12.0	189.5	—
Repayments of long-term debt	(13.5)	(15.5)	—
Proceeds from SAFE	—	10.0	—
Purchases of treasury stock	(0.2)	—	—
Net cash provided by financing activities	1,098.5	535.5	150.9
Net increase in cash, cash equivalents and restricted cash	697.2	294.3	104.2
Cash, cash equivalents and restricted cash at beginning of year	416.6	122.3	18.1
Cash, cash equivalents and restricted cash at end of year	$1,113.8	$416.6	$122.3
Supplemental disclosures:
Interest paid	$4.5	$4.3	$0.8
Federal income taxes paid	—	—	—
Leasehold improvements - non-cash	—	1.5	2.6
Conversion of debt to preferred stock - non-cash	—	11.2	—
Conversion of preferred stock to common stock - non-cash	560.4	—	—
Conversion of warrants to common stock - non-cash	75.0	—	—
Purchases of treasury stock - non-cash	0.5	—	—
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including Root Insurance Company, an Ohio domiciled insurance company (together with Root, Inc. “We,” “us” or “our”). We were formed in 2015 and began writing personal auto insurance in July 2016.
We are a technology company operating a direct-to-consumer model with more than 75% of our personal insurance customers acquired through mobile applications. We offer auto and renters insurance products underwritten by Root Insurance Company. As of December 31, 2020, we wrote auto policies in 30 states. As of December 31, 2020, we wrote renters insurance in nine states and offered homeowners insurance in 18 states in partnership with Homesite.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation—The consolidated financial statements include the accounts of Root, Inc. and its subsidiaries, all of which are wholly owned. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany accounts and transactions have been eliminated. To conform to the current year presentation, certain prior year amounts have been reclassified.
Use of Estimates—The preparation of consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, premium write-offs, intangible asset impairment and valuation allowance for income taxes.
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
Deferred Offering Costs—Deferred offering costs, which primarily consist of legal, accounting, and other third-party fees directly related to our IPO and concurrent private placement, are capitalized as incurred. Upon consummation of the IPO, these deferred offering costs were offset against the IPO and concurrent private placement proceeds.
Asset Acquisition—In November 2020, we acquired all of the authorized, issued and outstanding shares of Catlin Indemnity Company, renamed Root Property & Casualty, for $22.8 million, which included cash, cash equivalents, and accrued investment income of $14.4 million and insurance license indefinite-lived intangible assets of $8.4 million. The transaction costs associated with this acquisition were $0.5 million and were allocated to the insurance license indefinite-lived intangible assets acquired. This acquisition will expand our ability to sell personal auto insurance in 48 states and the District of Columbia.
We accounted for the acquisition of Root Property & Casualty as an asset acquisition because substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets (the insurance licenses) and the acquisition of Root Property & Casualty did not include an input and a substantive process that together significantly contribute to the ability to create outputs and therefore does not meet the definition of a business under GAAP. Accordingly, we recognized the acquired assets at fair value as of the acquisition date, with transaction costs allocated to the insurance license indefinite-lived intangible assets.
Indefinite-Lived Intangible Assets—In connection with the acquisition of Root Property & Casualty, we recognized insurance licenses of $8.9 million, including transaction cost, as of December 31, 2020 in other assets in our consolidated balance sheets. We incur a minimal fee to renew each license. These intangible assets are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. The impairment test for indefinite-lived intangibles involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. The evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.
Segment Information—Our chief operating decision maker is the Chief Executive Officer. The chief operating decision maker manages operations, allocates resources, and evaluates financial performance on a company-wide basis. We operate in one reporting segment providing direct-to-consumer insurance products to customers.
Cash, Cash Equivalents and Restricted Cash—Cash consists of cash on deposit. Cash equivalents are short-term, highly liquid investments that mature within three months from the date of origination and are principally stated at amortized cost, which approximates their fair value. Restricted cash consists of amounts held in escrow by a financial institution to collateralize a portion of outstanding debt.
Book Overdraft—If checks are issued in excess of the amount of cash on hand a book overdraft shall be reclassified to accounts payable on the consolidated balance sheets. When a check is issued whereby a disbursement account is used to write the check, but the account is not funded until the check is presented for payment this "negative cash" balance is included in cash and cash equivalents on the consolidated balance sheets, if the funding account has sufficient funds.
Investments—Investments in debt securities are classified as short-term and available-for-sale securities and are carried at fair value with any unrealized gains and losses, net of taxes, recorded as a component of accumulated other comprehensive income.
Declines in the fair value of debt securities below their cost deemed to be other-than-temporary are reflected in operations as realized losses. Management regularly reviews its securities for signs of other-than-temporary impairment, an assessment requiring significant management judgment. Among the criteria management considers are the financial condition of the issuer, including receipt of scheduled principal and interest cash flows, length of time of unrealized loss, maturity dates, current economic conditions and intent to sell, including if it is more likely than not that we will be required to sell the security before recovery. When a debt security has been determined to have an other-than-temporary impairment, the impairment charge is separated into an amount representing the credit loss, which is recognized in earnings as a realized loss and the amount related to non-credit factors, which is recognized in other comprehensive income. There were no other-than-temporary impairments recognized in 2020, 2019, or 2018.
Fair Value Measurements—Fair value is defined as the price that would be received upon selling an asset or the price paid to transfer a liability on the measurement date in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. A three-tier hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are:
Level 1 - Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices in active markets for identical assets and liabilities.

Level 2 - Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets and liabilities that are actively traded. This also includes pricing models for which the inputs are corroborated by market data.
Level 3 - Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
Premiums, Premiums Receivable and Premium Write-offs—Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a direct basis, is recorded when the sum of expected losses, loss adjustment expenses, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. A premium deficiency reserve is recognized as a reduction of deferred acquisition costs and, if necessary, by accruing an additional liability for the deficiency, with a corresponding charge to operations. We did not record a premium deficiency reserve in 2020, 2019, or 2018.
Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, certain premiums billed may not be collected, for which we establish an allowance for doubtful accounts based on an analysis of historical collection experience. Allowance for doubtful accounts was $3.5 million and $2.0 million as of December 31, 2020 and 2019 on the consolidated balance sheets. A policy is considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized bad debt expense of $23.6 million, $9.0 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Fee and Other Income—Fee income consists of the flat fee we charge to those policyholders who pay premiums on an installment basis. The fee relates to the additional administrative costs associated with processing more frequent billings. We recognize this fee income in the period in which we process each installment. Other income primarily comprises commissions earned for homeowners policies placed with third-party insurance companies where we have no exposure to the insured risk, recognized on the effective date of the associated policy, and sale of enterprise technology products to provide telematics-based data collection and trip tracking, recognized ratably as the service is performed.
Sales and Marketing—Sales and marketing includes spend related to performance and partnership channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related employee costs including salaries, health benefits, bonuses, employee retirement plan related expenses and share-based compensation expense, or Personnel Costs, and overhead allocated based on headcount, or Overhead. We incur sales and marketing activities for all product offerings. Sales and marketing costs are expensed as incurred.
Other Insurance (Benefit) Expense—Other insurance (benefit) expense includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance (benefit) expense also includes amortization of deferred acquisition costs like premium taxes and report costs related to the successful acquisition of a policy. Other insurance (benefit) expense is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned.
These expenses are also recognized net of ceding commissions earned from our quota share reinsurance agreements. The ceding commission provides for reimbursement of both direct and other periodic acquisition costs, including certain underwriting and marketing costs, and is presented as a reduction of other insurance (benefit) expense.
Technology and development—Technology and development consists of software development costs related to our mobile app and homegrown information technology systems; third-party services related to infrastructure support; Personnel Costs and Overhead for engineering, product, technology, and certain data science activities; and amortization of internally developed software. Technology and development is expensed as incurred, except for development and testing costs related to internally developed software that are capitalized and subsequently amortized over the expected useful life.
General and Administrative—General and administrative expenses primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; and depreciation expense for computers, furniture and other fixed assets. General and administrative expenses are expensed as incurred.
Policy Acquisition Costs—Acquisition costs, consisting of premium taxes and certain marketing costs and underwriting expenses, net of ceding commissions, related to the successful acquisition or renewal business, are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of acquisition costs based on quota share percentage is recorded as an offset to the direct deferred acquisition costs. Any portion of the ceding commission that exceeds the acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned.
We amortized deferred acquisition costs of $17.1 million, $12.2 million and $2.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are recognized in other insurance (benefit) expense in our consolidated statements of operations and comprehensive loss.
Loss and Loss Adjustment Expense Reserves—Loss and loss adjustment expense (“LAE”) reserves include an amount determined using adjuster determined case-base estimates for reported claims and on actuarial unpaid claim estimates using past experience and historical emergence patterns for unreported losses and LAE. These reserves are established to cover the estimated ultimate cost to settle insured losses. The unpaid claim estimates consider loss cost trends, mix of business, and other risk factors impacting claims settlement. The method used to estimate unpaid LAE reserves is based on claims transaction data, including the relative cost of settling the range of claim types from express material damage claims to more complex injury cases. There is considerable uncertainty associated with the actuarial estimates, and therefore no assurance can be made that the ultimate unpaid claim liability will not vary materially from such estimates. These loss estimates are continually reviewed by management and adjusted as necessary; with adjustments included in the period determined and recorded in loss and LAE on our consolidated statements of operations and comprehensive loss. As such, loss and LAE reserves represent management’s best estimate of the ultimate liability related to reported and unreported claims.
Our loss and LAE reserves are recorded gross of reinsurance and net of amounts expected to be received from salvage (the amount recovered from a total loss claims expense) and subrogation (the right to recover payments from third parties).
Reinsurance—In the ordinary course of business, we cede a portion of our business written to reinsurers to limit the maximum net loss potential arising from large risks and catastrophes. These arrangements, known as treaties, provide for reinsurance coverage on quota-share and excess-of-loss basis. Although the ceding of reinsurance does not discharge us from our primary liability to the policyholder, the insurance company that assumes the coverage assumes the related liability. Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums earned and are recognized over the remaining policy period based on the reinsurance protection provided. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums asset in the accompanying consolidated balance sheets and as reduction of unearned premiums in Note 6, “Reinsurance.” Ceding commissions received in connection with reinsurance ceded have been accounted for as a reduction of other insurance (benefit) expense in the consolidated statements of operations and comprehensive loss.
Some of our reinsurance agreements provide for adjustment of commissions or amount of coverage based on loss experience. We recognize the asset or liability arising from these adjustable features in the period the adjustment occurs, which is calculated based on experience to-date under the agreement.

In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable for such defaulted amounts. We evaluate and monitor the financial condition associated with our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. We obtain our reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance.
Income Taxes—For the 2020 tax year, Root, Inc. will file a consolidated federal income tax return with Caret Holdings, Inc., Root Insurance Company, Root Property & Casualty and Root Reinsurance Company, Ltd. The consolidated return also includes Root Insurance Agency, LLC and Root Enterprise, LLC, which are disregarded entities under Root Inc. for federal income tax purposes.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred tax assets are recognized to the extent that there is sufficient positive evidence, as allowed under the Accounting Standard Codification, or ASC, 740, Income Taxes, to support the recoverability of those deferred tax assets. We establish a valuation allowance to the extent that there is insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. A valuation allowance of $137.3 million and $76.8 million was established as of December 31, 2020 and 2019, respectively. Further details are discussed in Note 9, "Income Taxes."
We recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority. Interest and penalties on our reserve for uncertain tax positions are recognized as a component of tax expense. As of December 31, 2020 and 2019, we did not have any unrecognized tax benefits for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.
Internally Developed Software—We review our software development activity and capitalize costs during the application development phase under ASC 350-40, Internal-Use Software. These costs are amortized on a straight-line basis over a five-year period. Internally developed software costs are assessed for impairment at least quarterly to ensure assets are still in service. If there are assets identified as no longer in use, the remaining unamortized costs will be fully amortized. We amortized internally developed software of $2.4 million, $1.4 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, recorded as technology and development expense in our consolidated statements of operations and comprehensive loss. The capitalized cost and accumulated amortization of internally developed software at December 31, 2020 and 2019 are as follows:

	2020	2019
	(dollars in millions)
Internally developed software	$13.9	$8.5
Accumulated amortization	(4.3)	(1.9)
Internally developed software, net	$9.6	$6.6
Fixed Assets—Fixed Assets are carried at cost, net of accumulated depreciation. We capitalize purchases of fixed assets with costs greater than $1,000, including computers, furniture, and leasehold improvements. Depreciation on computers and furniture is recognized on a straight-line basis over a useful life of three years and five years, respectively. Depreciation on leasehold improvements is recognized on a straight-line basis over the shorter of their useful life or the life of the lease. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $3.1 million, $1.7 million and $0.3 million, respectively, in our consolidated statements of operations and comprehensive loss. The capitalized cost and accumulated depreciation of fixed assets at December 31, 2020 and 2019 are as follows:

	2020	2019
	(dollars in millions)
Computers	$4.5	$3.5
Furniture	3.4	2.9
Leasehold improvements	6.3	6.0
Total fixed assets, at cost	$14.2	$12.4
Accumulated depreciation	(5.3)	(2.2)
Fixed assets, net	$8.9	$10.2
Share-Based Compensation—We award share-based compensation, including stock options with only a service condition, stock options with service and performance conditions, restricted stock units, or RSUs, and restricted stock, to our officers, directors, employees, and certain advisors through approval from the Compensation Committee of the Board of Directors.
Share-based compensation expense is recognized based on the grant date fair value of the awards. The fair value of stock options is determined on the grant date using the Black-Scholes Merton, or BSM, option-pricing model. The BSM option pricing model requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the options, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. The fair value of restricted stock and RSUs granted before our IPO had historically been determined by our Board of Directors, with input from management, and considering third-party valuations of our common stock. Because there had been no public market for our common stock, our board of directors had determined its fair value at the time of grant of the pre-IPO option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. Our Board of Directors determined the fair value of common stock based on valuations performed using the Option Pricing Method and the Probability Weighted Expected Return Method subject to relevant facts and circumstances. After our IPO, our common stock is now listed on the Nasdaq and we use these market prices for the fair value of our common shares. Stock options are exercisable for a period up to ten years from the grant date. We recognize forfeitures as they occur.
Stock options with only a service condition generally vest over four years - 25% cliff vests after one year and approximately 2% vests each month over three years thereafter. Stock options with service and performance conditions generally vest ratably over a four-year period assuming achievement of the performance conditions. The compensation expense associated with nonvested stock options that have performance conditions is dependent on our periodic assessment of the probability of the performance conditions being achieved. If deemed probable, we recognize compensation expense on a straight-line basis over the requisite service period. If a performance condition is no longer probable of achievement, any previously recognized compensation expense is reversed and no subsequent compensation expense is recognized until achievement is once again probable, at which point a cumulative catch-up is recognized. Restricted stocks units (RSUs) generally vest over four years - 25% cliff vests after one year and approximately 2% vests each month over three years thereafter. Certain other RSUs vest over four years - 25% cliff vests after one year and in equal increments quarterly over three years thereafter; vest over four years in equal quarterly increments; and fully cliff vest after one year. We generally recognize share-based compensation expense ratably over the respective vesting period.
Before our IPO, the fair value of common stock underlying the options had historically been determined by our board of directors, with input from management, and considering third-party valuations of our common stock. Because there had been no public market for our common stock, our board of directors had determined its fair value at the time of grant of the pre-IPO option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. Our board of directors determined the fair value of common stock based on valuations performed using the Option Pricing Method and the Probability Weighted Expected Return Method subject to relevant facts and circumstances. After our IPO, our common stock is now listed on the Nasdaq and we use these market prices for the fair value of our common shares. For additional information refer to Note 11, “Share-Based Compensation.”
Net Loss Per Share—Net loss per share results are a key indicator of the overall performance relative to each share of our outstanding common stock. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares vested and outstanding during the period. Our warrants were included in the weighted-average number of common shares outstanding, until they were exercised, because they have an insignificant exercise price of $0.0001 per share and are therefore considered outstanding common shares for computation of basic EPS. The calculation for Diluted net loss per share is similar to basic net loss per share discussed above except the conversion of dilutive securities is included in the denominator. Notable dilutive securities relevant to our operations are stock options, performance stock options, nonvested shares subject to repurchase, restricted stock units, warrants and redeemable convertible preferred stock.
We have operated at a loss from operations for the years ended December 31, 2020, 2019, and 2018. Therefore, the conversion of potential shares from dilutive securities would increase the denominator of the earnings (loss) per share, or EPS, calculation and would create a lower loss per share. This means that the potentially dilutive securities are considered antidilutive as they increase our EPS. Due to these losses from operations, diluted EPS would be equal to basic EPS. Earnings are allocated equally between each class of common stock because they are entitled to the same liquidation and dividend rights.
Adopted Accounting Pronouncement—In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. We early adopted ASU 2018-15 on January 1, 2020. The adoption of this standard did not have a material impact on our financial statements or notes to financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments in the update simplify the accounting for income taxes by, among other things, removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items like comprehensive income, and recognizing franchise tax that is partially based on income as an income-based tax. We early adopted ASU 2019-12 on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements or notes to consolidated financial statements.
Upcoming Accounting Pronouncements—We currently qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, whereby we have the option to adopt new or revised accounting guidance within the same time periods as private companies. We have elected this option but may ultimately determine it is preferable to take advantage of early adoption provisions offered within the applicable guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. The effective date of ASU 2016-02 is for annual reporting periods beginning after December 15, 2021, and interim reporting periods beginning after December 15, 2022. We expect to elect the practical expedient which will allow us to not apply the amended lease accounting guidance to comparative periods that will be presented. The majority of our lease spend relates to real estate with the remaining lease spend primarily related to minor equipment. While we are finalizing the evaluation of the impact of this standard on our consolidated financial statements, we expect the adoption of this guidance will result in recognition of operating lease liabilities of approximately $16 million based on the present value of the remaining minimum lease commitments. We anticipate recognizing a corresponding right-of-use asset based on the operating lease liabilities adjusted for previously recognized deferred rent and a cease-use liability previously recognized under ASC 420, Exit or Disposal Cost Obligations.
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
3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at December 31, 2020 and 2019 are as follows:

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$16.9	$0.1	$—	$17.0
Municipal securities	22.6	0.8	—	23.4
Corporate debt securities	87.5	3.1	(0.1)	90.5
Residential mortgage-backed securities	7.8	—	—	7.8
Commercial mortgage backed securities	57.1	1.3	—	58.4
Other debt obligations	23.5	0.4	—	23.9
Total fixed maturities	215.4	5.7	(0.1)	221.0
Short-term investments	3.0	—	—	3.0
Total	$218.4	$5.7	$(0.1)	$224.0

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$9.7	$0.1	$—	$9.8
Municipal securities	10.2	0.1	—	10.3
Corporate debt securities	38.3	0.4	(0.1)	38.6
Residential mortgage-backed securities	3.3	—	—	3.3
Commercial mortgage backed securities	31.5	0.1	(0.1)	31.5
Other debt obligations	25.7	0.1	—	25.8
Total fixed maturities	118.7	0.8	(0.2)	119.3
Short-term investments	3.5	—	—	3.5
Total	$122.2	$0.8	$(0.2)	$122.8
The following tables reflect the gross unrealized losses, fair value on bonds, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019:

	2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
U.S. Treasury securities and agencies	$15.7	$—	$—	$—	$15.7	$—
Municipal securities	2.3	—	—	—	2.3	—
Corporate debt securities	2.9	(0.1)	—	—	2.9	(0.1)
Residential mortgage-backed securities	3.7	—	—	—	3.7	—
Commercial mortgage-backed securities	4.9	—	—	—	4.9	—
Other debt obligations	0.1	—	—	—	0.1	—
Total bonds	$29.6	$(0.1)	$—	$—	$29.6	$(0.1)

	2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
Municipal securities	$5.5	$—	$—	$—	$5.5	$—
Corporate debt securities	12.8	(0.1)	—	—	12.8	(0.1)
Residential mortgage-backed securities	1.9	—	—	—	1.9	—
Commercial mortgage-backed securities	24.5	(0.1)	—	—	24.5	(0.1)
Other debt obligations	7.4	—	—	—	7.4	—
Total bonds	$52.1	$(0.2)	$—	$—	$52.1	$(0.2)
There were no other-than-temporary impairments recognized for the years ended December 31, 2020, 2019 or 2018, respectively.
The amortized cost and fair value of short-term investments and fixed maturity securities by contractual maturity at December 31, 2020 and 2019 are as follows:

	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$12.9	$13.0	$14.3	$14.3
Due after one year through five years	158.9	163.7	81.6	82.1
Due five years through 10 years	13.3	13.5	4.9	4.9
Due after 10 years	33.3	33.8	21.4	21.5
Total	$218.4	$224.0	$122.2	$122.8
Net realized gains on investments was $0.3 million for the year ended December 31, 2020 and zero for years ended December 31, 2019 and 2018, respectively.

The following table sets forth the components of net investment income for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(dollars in millions)
Interest on bonds	$4.2	$1.8	$0.4
Interest on deposits and cash equivalents	1.7	3.8	0.9
Total	5.9	5.6	1.3
Investment expense	(0.5)	(0.4)	(0.1)
Net investment income	$5.4	$5.2	$1.2
The following tables summarize the credit ratings of investments at December 31, 2020 and 2019:

	December 31, 2020
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$116.5	$118.7	53.0%
AA+, AA, AA-, A-1	22.7	23.3	10.4
A+, A, A-	57.5	59.4	26.5
BBB+, BBB, BBB-	21.7	22.6	10.1
Total	$218.4	$224.0	100.0%

	December 31, 2019
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$78.8	$79.0	64.3%
AA+, AA, AA-, A-1	8.7	8.8	7.2
A+, A, A-	26.6	26.9	21.9
BBB+, BBB, BBB-	8.1	8.1	6.6
Total	$122.2	$122.8	100.0%
Pursuant to certain regulatory requirements, we are required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in fixed maturities, available-for-sale on the consolidated balance sheets. As of December 31, 2020 and 2019, these required deposits had an amortized cost of $12.8 million and $10.6 million, respectively, and fair value of $13.6 million and $10.9 million, respectively.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets and liabilities measured and reported at fair value:

	2020
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$17.0	$—	$—	$17.0
Municipal securities	—	23.4	—	23.4
Corporate debt securities	—	90.5	—	90.5
Residential mortgage-backed securities	—	7.8	—	7.8
Commercial mortgage-backed securities	—	58.4	—	58.4
Other debt obligations	—	23.9	—	23.9
Total fixed maturities	17.0	204.0	—	221.0
Short-term investments	2.2	0.8	—	3.0
Cash equivalents	568.4	—	—	568.4
Total Assets at fair value	$587.6	$204.8	$—	$792.4

	2019
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$9.8	$—	$—	$9.8
Municipal securities	—	10.3	—	10.3
Corporate debt securities	—	38.6	—	38.6
Residential mortgage-backed securities	—	3.3	—	3.3
Commercial mortgage-backed securities	—	31.5	—	31.5
Other debt obligations	—	25.8	—	25.8
Total fixed maturities	9.8	109.5	—	119.3
Short-term investments	3.0	0.5	—	3.5
Cash equivalents	316.6	—	—	316.6
Total Assets at fair value	$329.4	$110.0	$—	$439.4
Liabilities
Warrant liability	$—	$—	$20.3	$20.3
Total Liabilities at fair value	$—	$—	$20.3	$20.3
We estimate the fair value of all our different classes of Level 2 fixed rate maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows.
In conjunction with the closing of a note purchase agreement, we issued warrants that were disaggregated from the long-term debt in order to appropriately determine their standalone fair value. To calculate the fair value we utilized the BSM approach. The significant inputs in calculating the fair value of the warrants were the current price from the most recently completed 409A, the current risk-free rate used by the United States Treasury, the expected term and the volatility assumption. As of December 31, 2019, the BSM calculation yielded a fair value of $7.2497 per share for each of the 2.8 million warrants for a standalone fair value of $20.3 million classified as long-term debt and warrants on the consolidated balance sheets. Upon the completion of our IPO, the warrant to purchase shares of preferred stock was converted into a warrant to purchase shares of our common stock. All warrants were exercised into shares of Class B common stock. As a result, the warrant liability was remeasured immediately prior to the IPO and reclassified to additional paid in capital within stockholders' equity on our consolidated balance sheets. During the year ended December 31, 2020 and 2019, we recognized an adjustment of $54.7 million and zero, respectively, to the fair value of the warrants within interest expense of our consolidated statements of operations and comprehensive loss.
The carrying amount of long-term debt is recorded at historical amounts. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. For the years ended December 31, 2020 and 2019 the carrying amounts and fair values of these financial instruments were as follows:

	Carrying amount as of December 31, 2020	Estimated Fair Value as of December 31, 2020	Carrying amount as of December 31, 2019	Estimated Fair Value as of December 31, 2019
	(dollars in millions)
Long-term debt	$188.2	$209.0	$172.7	$200.8
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	2020	2019	2018
	(dollars in millions)
Gross loss and LAE reserves, January 1	$140.7	$33.3	$1.6
Reinsurance recoverable on unpaid losses	(18.9)	(11.4)	(0.8)
Net loss and LAE reserves, January 1	121.8	21.9	0.8
Net incurred loss and LAE related to:
Current year	341.9	312.6	43.7
Prior years	20.9	8.8	(0.2)
Total incurred	362.8	321.4	43.5
Net paid loss and LAE related to:
Current year	216.3	194.6	22.0
Prior years	110.7	26.9	0.4
Total paid	327.0	221.5	22.4
Net loss and LAE reserves, December 31	157.6	121.8	21.9
Plus reinsurance recoverable on unpaid losses	79.6	18.9	11.4
Gross loss and LAE reserves, December 31	$237.2	$140.7	$33.3
Incurred losses and LAE attributable to prior accident years was an increase of $20.9 million and $8.8 million during 2020 and 2019, respectively, and a decrease of $0.2 million during 2018.
The increase to held loss reserves of prior years in 2020 of approximately $20.9 million was primarily related to higher than estimated reported losses resulting from frequency and severity in excess of expectations for bodily injury claims as well as higher emergence of collision claims from accident years 2019 and prior, partially due to timing of reported claims. The year ended December 31, 2020 also included development of incurred losses related to accident years 2019 and prior as a result of a change in estimate. The adjustments recorded in the year ended

December 31, 2020 were necessary in order to effectuate management’s best estimate for determining the estimated ultimate cost of settling claims using our knowledge and experience about past and current events and developments.
The increase to held loss reserves of prior years in 2019 of approximately $8.8 million was primarily related to higher than estimated reported losses resulting from higher emergence on bodily injury, uninsured and under-insured bodily injury, and property damage coverages.
Reconciliation of incurred and paid losses by LAE development to gross loss and loss expense reserves are as follows:

	2020	2019
	(dollars in millions)
Losses—net of reinsurance	$133.0	$106.6
LAE—net of reinsurance	24.6	15.2
Reinsurance recoverables on unpaid losses	79.6	18.9
Total loss and LAE reserves—gross of reinsurance	$237.2	$140.7
The following table shows incurred and paid losses and allocated loss adjustment expenses, or ALAE, development by accident year for private passenger auto in aggregate, cumulative claim frequency is defined as the number of reported claims at the claim level which includes reported claims that do not result in a liability:

Incurred Losses and ALAE—Net of Reinsurance
Accident Year	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Reported Claims(1)
	(dollars in millions)
2017	$1.2	$1.1	$1.1	$1.1	$—	543
2018		42.3	48.3	49.6	0.5	18,081
2019			287.3	306.3	14.2	89,823
2020				295.9	50.0	113,248
Total				$652.9	$64.7	221,695

Cumulative Paid Losses and ALAE—Net of Reinsurance
Accident Year	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
	(dollars in millions)
2017	$0.6	$0.9	$1.0	$1.1
2018		20.6	44.6	48.1
2019			177.0	277.7
2020				182.0
Total				$508.9

Loss and ALAE reserves—net of reinsurance				$144.0
Unallocated LAE reserves				13.6
Ceded unpaid loss and LAE				79.6
Loss and LAE reserves—gross of reinsurance				$237.2
_______________
(1)Reported by claim event.

The following table sets forth the historical average annual percentage payout of incurred losses and ALAE (claims duration), net of reinsurance, as of December 31, 2020:

Year	1	2	3	4
Incremental Paid(1)	53.8%	36.2%	8.1%	1.9%
_______________
(1)Supplemental information and unaudited.
6.REINSURANCE
The following table reflects amounts affecting the consolidated balance sheets and statements of operations and comprehensive loss for ceded reinsurance as of and for the years ended December 31:

	2020	2019	2018
	(dollars in millions)
Loss & LAE reserves:
Direct	$237.2	$140.7	$33.3
Ceded	(79.6)	(18.9)	(11.4)
Net loss and LAE reserves	$157.6	$121.8	$21.9
Unearned premiums:
Direct	$157.1	$145.4	$47.3
Ceded	(112.8)	(17.4)	(12.8)
Net unearned premiums	$44.3	$128.0	$34.5
Premiums written:
Direct	$616.8	$451.1	$106.4
Ceded	(378.0)	(82.3)	(32.8)
Net premiums written	$238.8	$368.8	$73.6
Premiums earned:
Direct	$605.2	$352.9	$61.4
Ceded	(282.7)	(77.6)	(21.2)
Net premiums earned	$322.5	$275.3	$40.2
Losses and LAE incurred:
Direct	$557.6	$395.0	$67.9
Ceded	(194.8)	(73.6)	(24.4)
Net losses and LAE incurred	$362.8	$321.4	$43.5
If our reinsurance was cancelled at December 31, 2020 and 2019, the maximum amount of return ceded commissions due with the return of unearned premiums would have been $27.2 million and $4.1 million, respectively. Our reinsurance recoverable on unpaid losses was $109.1 million and $26.7 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, we recorded a provision for sliding scale commission of $8.1 million and $9.3 million, respectively, in reinsurance premiums payable on the consolidated balance sheets. As of December 31, 2020 and 2019, a provision for loss corridor of $29.5 million and $7.8 million, respectively, was recorded as a contra asset in reinsurance recoverable on the consolidated balance sheets.
7.EMPLOYEE BENEFIT PLANS
Beginning May 1, 2018, we became employer of record providing employees with employer-related health and welfare plans, including a defined contributory retirement plan, to which we contribute a percentage of an employee's salary and is fully vested. During 2020, 2019 and 2018, we contributed $2.6 million, $1.3 million and $0.5 million, respectively, to employee benefit 401(k) plans.

8.LONG-TERM DEBT
On April 17, 2019, we closed on a $65.0 million term loan, or Term Loan A, to a group of syndicated financial institutions including SunTrust Bank (now known as Truist Bank), Huntington National Bank, Silicon Valley Bank, or, collectively, the Lenders. The maturity of Term Loan A is October 16, 2020. Interest is paid monthly and is determined on a floating interest rate calculated on the 1-month LIBOR plus an applicable margin of 4%.
On June 26, 2019, we finalized an incremental term loan joinder agreement of $35.0 million to upsize Term Loan A with an additional lender (Western Alliance Bank) to bring the total Term Loan A principal balance to $100 million.
On November 25, 2019, we entered into an amended and restated Term Loan A in conjunction with an additional closing on a note purchase agreement of $100.0 million, or Term Loan B, with Centerbridge Partners, L.P., a private equity investor, or collectively our term loans. The maturity of Term Loan B is November 25, 2024. Interest is determined on a floating interest rate calculated on the 3-month LIBOR plus an applicable margin of 7%. In the event LIBOR is no longer available to the market, we will enter into an amended agreement, in accordance with the current agreement's terms, to reflect the alternate rate of interest based on this successor rate. We have the option to pay interest in-kind, or PIK, on Term Loan B until October 15, 2021. PIK interest will be added to the principal balance every 3 months until the end of the PIK Period, and interest will subsequently be paid quarterly. Through the year ended December 31, 2019, we have elected to PIK interest on Term Loan B. As a part of closing of Term Loan B, we issued warrants to purchase 2.8 million shares of our common stock with a strike price of $0.0001 per share and an expiration date of November 25, 2026. These warrants are classified as liabilities, within long-term debt on the consolidated balance sheets, because they may be settled with a variable number of our shares. The nature of these variable warrants is such that the Term Loan B and warrants holder will earn a rate of return between 20% to 30%. Accordingly, the warrants contract does not limit the number of shares that we could be required to issue. The fair value of these warrants as of December 31, 2019 was $7.2499 per share. Interest expense of $0.4 million related to the amortization of warrants discount was recognized during the year-ended December 31, 2019 on the consolidated statements of operations and comprehensive loss. The debt discount associated with these warrants, net of accumulated amortization and issuance costs, as of December 31, 2019 is approximately $19.5 million presented as long-term debt and warrants on the consolidated balance sheets. For further information about the exercise and conversion of these warrants and the impact on our consolidated statements of operations and comprehensive loss, see Note 4, “Fair Value of Financial Instruments.”
In connection with the amended and restated Term Loan A on November 25, 2019, Silicon Valley Bank exited the Term Loan A syndication and their $24.9 million of outstanding debt was reallocated to two of the existing holders of Term Loan A on a pro rata basis. This required us to escrow $24.9 million of cash for a potential pay down of the corresponding debt. The cash in escrow is reflected as restricted cash on the consolidated balance sheets as of December 31, 2020. In February 2020, we amended Term Loan A to add a new financial institution (Goldman Sachs Lending Partners LLC) to the syndicate in the amount of $12.5 million. Accordingly, $12.4 million of the $24.9 million escrowed funds was remitted to us and the other $12.5 million was remitted to the two aforementioned existing holders to pay down the pro rata portion of the reallocated Term Loan A.
In September 2020, we amended Term Loan A to add new financial institutions (Wells Fargo, Barclays, Morgan Stanley, Deutsche Bank and Citibank) to the syndicate in the amount of $13.5 million and extended the maturity of Term Loan A to October 15, 2021. As a part of the amended Term Loan A, the syndicate committed, pro rata, to a new $100 million revolving loan. Commitment fees accrue at 0.50% per annum on the daily amount of unused revolver and is paid quarterly. For any amounts drawn on the revolving loan, interest accrues and is paid consistent with Term Loan A. In addition, there is a letter of credit fee of 4% per annum on the average daily amount of issued letters of credit against the revolver and a 0.125% per annum fronting fee based on the average daily amount of letter of credit exposure. We have no letters of credit outstanding as of December 31, 2020.
In order to amend Term Loan A, we also amended Term Loan B as the terms are pari passu. Notable changes to Term Loan B include removal of the pay-down requirement after the completion of our IPO, an interest rate increase of 3.5% (to 3-month LIBOR plus an applicable margin of 10.5%) starting March 2021, and elimination of payment-in-kind, or PIK, interest after October 15, 2021.

We currently pay interest pursuant to the terms of the loan agreements and have the option to PIK on Term Loan B until October 15, 2021. PIK interest is added to the principal balance every 3 months until we no longer PIK interest, at which point interest is paid quarterly. We have elected to PIK interest on Term Loan B from the original date of closing through December 31, 2020. Deferred PIK interest was $9.1 million and $0.8 million as of December 31, 2020 and 2019.
The following summarizes the carrying value of long-term debt and warrants as of December 31, 2020 and 2019:

	2020	2019
	(dollars in millions)
Term Loan A	$99.5	$99.5
Term Loan B	100.0	100.0
Warrants	—	20.3
Total	$199.5	$219.8

Accrued interest payable	$10.2	$0.9
Unamortized discount and debt and warrant issuance costs	(21.5)	(28.5)
Total	$188.2	$192.2
The required principal payments on long-term debt are as follows:

Years Ending	Amount
(dollars in millions)
2021	$99.5
2022	—
2023	—
2024	100.0
2025	—
Total	$199.5

9.INCOME TAXES
We had no income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
(dollars in millions)
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$—	$—	$—
The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2020, 2019 and 2018 to pretax income as a result of the following:

	2020		2019		2018
	(dollars in millions)
Loss before income taxes	$(363.0)		$(282.4)		$(69.1)
Statutory U.S. federal income tax benefit	(76.2)	21.0%	(59.3)	21.0%	(14.5)	21.0%
Valuation allowance on deferred tax assets	61.5	(16.9)	57.4	(20.3)	14.8	(21.4)
Warrants fair value adjustment	11.5	(3.2)	—	—	—	—
Share-based compensation	5.0	(1.4)	1.7	(0.6)	—	—
Other	(1.8)	0.5	0.2	(0.1)	(0.3)	0.4
Income tax expense (benefit)	$—	—%	$—	—%	$—	—%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019:

	2020	2019
	(dollars in millions)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1.5	$0.9
Unearned premium reserves	1.9	5.4
Nondeductible accruals	0.9	0.5
Deferred rent	1.4	1.0
Research and development credits	0.9	0.9
Disallowed interest carryforward	3.7	0.5
Bad debt expense	0.8	0.4
Debt issuance costs and discount	0.5	0.7
Deferred compensation	1.4	0.7
Other	0.6	0.2
Net operating loss carryforward	129.4	69.7
Gross deferred assets	$143.0	$80.9
Less valuation allowance	(137.3)	(76.8)
Total deferred tax assets, less valuation allowance	$5.7	$4.1
Deferred tax liabilities:
Internally developed software	2.1	1.4
Fixed assets	1.9	1.8
Deferred acquisition costs	0.4	0.7
Unrealized gains	1.2	0.1
Other	0.1	0.1
Deferred tax liabilities	5.7	4.1
Net deferred tax asset	$—	$—
The above amounts were calculated in accordance with ASC 740 “Income Taxes.” The application of ASC 740 requires a company to evaluate the recoverability of deferred tax assets and to establish a valuation allowance if necessary to reduce the carrying value of the deferred tax asset to an amount which is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we include many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) the timing of expected reversal; (4) taxable income in prior carry back years as well as projected taxable earnings exclusive of reversing temporary differences and carry forwards; (5) the length of time that carryovers can be used; (6) unique tax rules that would impact the utilization of the deferred tax assets; (7) and any tax planning strategies that we would employ to avoid a tax benefit expiring unused. Although lack of realization is not assured, we believe it is more likely than not that the deferred tax assets will not be realized. As such, a valuation allowance of $137.3 million has been established.
We have carryforwards related to net operating losses of $591.7 million of which $339.4 million begin to expire in tax years 2035 through 2040, with the remaining $252.3 million carried forward indefinitely. We also have carryforwards for credits related to research and development costs of $0.9 million which expire between tax years 2036 through 2038, and state operating losses of $34.4 million which expire between tax years 2029 through 2040.
We file a consolidated federal income tax return and certain state income tax returns. Tax years subsequent to 2017 are still subject to U.S. federal examinations. The federal statute of limitations is generally three years.

Currently all state income and franchise tax returns are within each taxing authorities statute of limitations and are still subject to examination.
10.CAPITAL STOCK
In October 2020, our Board of Directors approved our amended and restated certificate of incorporation, which authorized additional shares bringing our total authorized shares to 1,000.0 million of Class A common stock, 269.0 million shares of Class B Common Stock and 100.0 million shares of Preferred Stock. All classes of stock have a par value of $0.0001 per share. As of December 31, 2020 the Company had 59.4 million shares of Class A Common Stock, 192.2 million shares of Class B Common Stock, and zero shares of preferred stock issued and outstanding.
In October 2020, we completed our IPO, which resulted in the issuance and sale of 24.2 million shares of Class A common stock at the IPO price of $27.00. Concurrently, we issued and sold 18.5 million shares of our Class A common stock in private placements. We received net proceeds of $1.1 billion after deducting certain underwriting discounts and commissions and other offering costs of $57.5 million. All shares of our common stock and redeemable convertible preferred stock outstanding immediately prior to our IPO were converted into shares of our Class B common stock, and all warrants were exercised into shares of Class B common stock. After completion of the IPO, 16.7 million shares of Class B common stock were converted to Class A common stock.
Other rights, privileges, and preferences of our common stock are as follows:
Dividends— Class A and Class B common stock are entitled to the same dividend rights.
Voting Rights—Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. In October 2020, the Board of Directors increased the size of the board to eleven and filled the resulting four vacancies by the affirmative vote of a majority of our shareholders. Effective October 27, 2020, the Board of Directors assigned members already in office to one of three classes — Class I, Class II or Class III. At the first, second and third annual meetings of stockholders following such initial classification, the initial terms of the Class I, Class II and Class III directors, respectively, expire and such directors are elected for a full term of three years. At each succeeding annual meeting of stockholders, directors are elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting.
Liquidation Preferences—In the event of any liquidation, dissolution, or winding up of our business, whether voluntary or involuntary, the holders of Class A and Class B common stock are entitled to the proceeds that shall be distributed to the common stockholders on a pro-rata basis. Class A and Class B common stock are entitled to the same liquidation rights.
Conversion and Transfer—Each share of Class B common stock is convertible at any time into one share of Class A common stock. Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes.
Undesignated Preferred Stock—Shares of preferred stock may be issued from time to time in one or more series. The Board of Directors may determine, in whole or in part, the number, preferences, limitations or relative rights of any such series before the issuance of any shares of that series.
As of December 31, 2019, our certificate of incorporation, as amended and restated, authorized 266.0 million of voting common stock, 40.5 million of Series A preferred voting stock, 41.8 million Series B preferred voting stock, 35.4 million Series C voting preferred shares, 19.6 million of Series D preferred voting stock and 30.1 million of Series E preferred voting stock. All classes of stock have a par value of $0.0001 per share. The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. The redeemable convertible preferred stock was recorded in mezzanine equity because while it is not mandatorily redeemable, it becomes redeemable at the option of the preferred stockholders upon the occurrence of a deemed liquidation event that is considered not solely within our control.

On September 20, 2019, 21.2 million Series E preferred shares were issued (as part of the “Series E Transaction”) to investors at a price per share of $16.4906 for a total cash contribution of $350.0 million. Additionally, the Series E transaction was considered a qualifying event for the Simple Agreement for Future Equity ("SAFE") that was originally entered into with an outside investor in June 2019 for a total cash contribution of $10.0 million. The SAFE was recorded as a liability prior to the Series E transaction. In accordance with the terms of the agreement, the SAFE converted into 1.3 million Series E preferred shares at a conversion price of $7.7842 per share. As of December 31, 2019, we recognized $11.2 million in interest expense in the consolidated statements of operations and comprehensive loss due to the change in fair value between the issuance date and the conversion date of the SAFE. As part of the Series E transaction, our certificate of incorporation was amended, authorizing 266.0 million common shares of voting stock, 40.5 million of Series A preferred voting stock, 41.8 million Series B preferred voting stock, 35.4 million Series C voting preferred shares, 19.6 million of Series D preferred voting stock and 30.1 million of Series E preferred voting stock. All classes of stock have a par value of $0.0001 per share.
On January 2, 2019 a holder of 1.3 million Series C non-voting preferred shares converted its shares to Series C voting preferred shares.
On December 19, 2018, a holder of 1.8 million Series C non-voting preferred shares converted its shares to C voting preferred shares.
On November 1, 2018, 19.3 million Series D voting preferred shares were issued (as part of the “Series D Transaction”) to both inside and outside investors at a price per share of $5.17071 for a total cash contribution of $100.0 million. As part of the Series D transaction, our certificate of incorporation was amended, authorizing 240 million common shares of voting stock, 40.5 million of Series A preferred voting stock, 41.8 million Series B preferred voting stock, 35.4 million Series C voting preferred shares, and 3.1 million Series C non-voting preferred shares. All classes of stock have a par value of $0.0001 per share.
On June 19, 2018, a 10-for-1 stock split was approved by our Board of Directors for our common and preferred stock. As part of the stock split, our certificate of incorporation was amended, authorizing 180.0 million common shares of voting stock, 40.5 million of Series A preferred voting stock, 41.8 million Series B preferred voting stock, 35.8 million Series C voting preferred shares, and 3.2 million Series C non-voting preferred shares. All classes of stock have a par value of $0.0001 per share.
On March 16, 2018, 32.3 million Series C voting preferred shares and 3.1 million Series C non-voting preferred shares were purchased (as part of the “Series C Transaction”) by both inside and outside investors at a price per share of $1.44206 for a total cash contribution of $51.0 million. Series C non-voting preferred shares may be converted at any time to voting preferred shares by the holder of the non-voting shares. As part of the Series C Transaction, our certificate of incorporation was amended, authorizing 180.0 million common shares of voting stock, 40.5 million of Series A preferred voting stock, 41.8 million Series B preferred voting stock, 35.8 million Series C preferred voting stock and 3.2 million Series C preferred non-voting stock. All classes of stock have a par value of $0.0001 per share.

The following table displays our capital stock as of December 31, 2019:

	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Redemption Value	Common Stock Issuable Upon Conversion	Conversion Price Per Share	Redeemable on or After

Common Stock-Voting(1)	266.0	44.4	$—		—
Preferred Stock(1)
Preferred-Series A Redeemable Convertible(2)	40.5	40.0	5.1	$5.0	40.0	0.03 - 0.29	September 6, 2026
Preferred-Series B Redeemable Convertible	41.8	41.7	33.7	33.8	41.7	0.81	September 6, 2026
Preferred-Series C Redeemable Convertible - Voting	35.4	35.4	50.9	51.0	35.4	1.44	September 6, 2026
Preferred-Series D Redeemable Convertible	19.6	19.3	99.9	100.0	19.3	5.17	September 6, 2026
Preferred-Series E Redeemable Convertible(3)	30.1	22.5	370.8	360.0	22.5	7.78 - 16.49	September 6, 2026
Total Preferred Stock	167.4	158.9	$560.4	$549.8	158.9
_______________
(1)All classes of stock have a par value of $0.0001 per share
(2)Shares issued for Series A-1 had a conversion price of $0.03. Shares issued for Series A-2 had a conversion price of $0.11. Shares issued for Series A-3 had a conversion price of $0.29. Collectively these shares are referred to as Series A.
(3)Shares issued for Series E had a conversion price of $16.49. Shares issued for Series E-1 had a conversion price of $7.78. Collectively these shares are referred to as Series E.

11.SHARE-BASED COMPENSATION
2020 Equity Incentive Plan
We maintain an equity incentive plan, the 2020 Equity Incentive Plan, or the 2020 Plan, for the issuance and grant of equity awards (restricted stock, RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of December 31, 2020, the number of shares initially authorized under the 2020 Plan was 41.2 million Class A common shares, inclusive of available shares previously reserved for issuance under the 2015 Plan and subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. In addition, this reserve will automatically increase on January 1 of each year, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31 of the preceding year; however, the Board may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Class A common shares. The aggregate maximum number of shares of Class A common stock that may be issued pursuant to the exercise of incentive stock options is 120.0 million shares. As of December 31, 2020, the number of shares available for issuance under the 2020 Plan was 29.4 million.
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
2015 Equity Incentive Plan
In 2015, the board of directors of the Company adopted the 2015 Equity Incentive Plan, or the 2015 Plan, under which the Company may grant equity awards (restricted stock, and incentive and nonqualified stock options) to its officers, directors, employees and certain advisors. In October 2020, this plan was superseded by the 2020 Plan and all reserved shares under the 2015 Plan were transferred to the 2020 Plan.
The following table displays share-based compensation expense recorded in the consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.6	$—	$—
Sales and marketing	1.0	—	—
Other insurance (benefit) expense	1.0	—	—
Technology and development	5.8	—	—
General and administrative	20.4	10.0	0.1
Total share-based compensation expense	$28.8	$10.0	$0.1
The following table provides total share-based compensation expense by type of award:

	Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$0.6	$—	$—
Stock option expense	28.2	10.0	0.1
Total share-based compensation expense	$28.8	$10.0	$0.1
In March 2020, a current investor completed a tender offer for common stock from vested shareholders, many of whom were employees or members of the Board of Directors. To encourage participation, the tender offer was made at a price in excess of the fair value of our common stock. In February 2019, a similar tender offer by another investor was completed. As a result, we recognized $25.1 million and $8.6 million of share-based compensation expense related to these tender offers during the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, there was $12.8 million and $6.9 million of unrecognized compensation cost related to unvested stocks options and restricted stock units. The remaining costs are expected to be recognized over a period of six and four years, respectively.
Restricted Stock Units
A summary of RSU activity for the year ended December 31, 2020 is as follows:

	2020
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Nonvested at January 1, 2020	—	$—	$—
Granted	0.4	17.72
Vested	—	7.25	0.3
Forfeited, expired or canceled	—	22.89
Nonvested at December 31, 2020	0.4	$18.41	$6.2

Stock Options
The fair value of each stock option award is estimated on the date of grant using a BSM option-pricing model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on historical volatility of comparable publicly held companies because we did not have sufficient company-specific volatility at the time of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The assumptions used in the BSM option-pricing model for options granted by us in 2020 are as follows:

	2020
	Range			Weighted-Average
Expected term (in years)				6.0
Interest rate	0.3%	-	1.7%	0.9%
Volatility	19.7%	-	50.6%	42.0%
Grant date fair value per stock option				$3.2
A summary of option activity for the years ended December 31, 2020 and 2019 is as follows:

	2020
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding at January 1, 2020	12.3	$1.42	8.22	$70.4
Granted	1.6	7.76
Exercised	(2.8)	0.70		41.5
Forfeited, expired or canceled	(0.7)	5.00
Outstanding at December 31, 2020	10.4	$2.39	7.75	$137.7

	2019
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding at January 1, 2019	10.8	$0.60	8.62	$17.8
Granted	5.3	2.75
Exercised	(2.9)	0.97		18.6
Forfeited, expired or canceled	(0.9)	0.46
Outstanding at December 31, 2019	12.3	$1.42	8.22	$70.4

A summary of total options outstanding and exercisable at December 31, 2020:

	Options Outstanding			Options Exercisable
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
	(in millions, except exercise price and term amounts)
Range of Exercise Prices:
$0.01 - $1.00	4.1	$0.27	6.53	4.1	$0.27	6.53
$1.00 - $2.50	4.7	$2.40	8.29	4.7	$2.40	8.29
$2.50 - $13.00	1.6	$7.75	9.28	1.6	$7.75	9.28
The 2015 and 2020 Plans permit the optionee to early exercise to obtain preferred tax treatment before the completion of the award’s requisite service or vesting period. If the employee terminates employment before the end of this period, the Plans require us to repurchase the shares at the exercise price of the award. The repurchase feature is used to require the employee to remain through the requisite service or vesting period to receive the full economic benefit of the award.
Given the repurchase feature functions as a forfeiture provision for nonvested shares, we record the exercise cost of nonvested shares as a deposit liability for those shares settling in cash. As the shares vest, the deposit liability is reduced and Paid-In Capital is increased. As of December 31, 2020 and 2019, the early exercise deposit liability was $1.3 million and $1.5 million, respectively, and is included in other liabilities on the consolidated balance sheets.
12.RELATED PARTY LOANS
In July 2018 and April 2019, we entered into partial recourse promissory notes with several key employees for which proceeds were used to exercise 5.6 million in common stock options. The “recourse portion” of the note was an amount equal to 50% of the initial principal amount plus interested accrued on 100% of the principal amount, while the “non-recourse portion” was equal to 50% of the initial principal amount. The loans originally totaled $4.3 million and interest was due on the unpaid balances at a weighted-average interest rate of 2.80% compounded annually. As the stated interest rate was below the market rate that would have been charged for a loan of this nature, the transaction was accounted for as a modification of the stock options. An incremental expense was determined based on the difference in the fair value of the options immediately prior to the modification and the modified fair value. While we recognized the exercised options as shares outstanding, we did not recognize the impact of the underlying loan transaction and option exercise as the transaction is considered a non-recourse receivable in accordance with ASC 718, Compensation—Stock Compensation.
In May 2020, we settled a related party loan by accepting 0.3 million unvested shares and 0.1 million vested shares in exchange for the full repayment of the related $0.9 million related party loan and accrued interest. We recognized $0.7 million of treasury stock as a result.
In October 2020, our Board of Directors approved the forgiveness of all outstanding principal and accrued but unpaid interest for each of the remaining related party loans. As the exercise price had effectively been reduced to zero, the forgiveness was accounted for as a modification of the stock options. An incremental share-based compensation cost of $3.4 million was determined based on the difference in the fair value of the options immediately prior to the modification and the modified fair value. Based on 0.7 million shares having vested as of December 31, 2020, we recognized $0.5 million of share-based compensation expense as of December 2020. The remaining $2.9 million share-based compensation expense will be recognized ratably over the remaining vesting period of 6 years.
As of December 31, 2020 there were no related party loans outstanding. As of December 31, 2019, there were related party loans outstanding with several key employees of $4.3 million with a weighted-average interest rate of 2.80%.

13.COMMITMENTS AND CONTINGENCIES
We lease our office facilities under various non-cancelable operating lease agreements that expire in various years through February 2028. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs.
During the normal course of business, we also enter into various agreements to purchase services, primarily data and information technology based services, that are enforceable and legally binding. Certain supply contracts contain penalty provisions for early termination, in addition to variable costs that are based on volume and usage. We do not expect to incur penalty payments under these provisions that would materially affect our financial position, results of operations or cash flows.
The following table summarizes by remaining maturity, future commitments related to operating leases and other arrangements as of December 31, 2020:

	Operating Leases	Purchase Obligations
	(dollars in millions)
2021	$3.9	$10.0
2022	4.4	9.3
2023	4.4	4.8
2024	4.3	0.9
2025	1.5	0.6
2026 and thereafter	3.1	—
Total	$21.6	$25.6
Base rent and related rent expenses was $4.8 million, $2.4 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
We entered into office leases during 2020 and 2019. As part of the lease, the lessor provided us with tenant improvement incentives. These non-cash incentives were zero and $1.5 million as of December 31, 2020 and 2019, respectively, and have been capitalized as a leasehold improvement asset with an offset to deferred rent as part of other liabilities on the consolidated balance sheets. These leasehold improvement incentives are being amortized on a straight-line basis over the lease period as part of depreciation and amortization with deferred rent amortization offset against rent expense and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
There are no litigation matters outstanding or pending that will have a material effect on our financial position or results of operations.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.

14.OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in our accumulated other comprehensive income, or AOCI, for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(dollars in millions)
Changes in net unrealized gains on investments:
Accumulated other comprehensive income beginning balance	$0.6	$—	$—
Other comprehensive income before reclassifications	5.3	0.6	—
Realized gains on investments reclassified from AOCI to net loss	(0.3)	—	—
Net current period other comprehensive income	5.0	0.6	—
Accumulated other comprehensive income ending balance	$5.6	$0.6	$—

15.LOSS PER SHARE
EPS is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The calculation of income (loss) available to common stockholders and EPS is based on the underlying premise that all income after payment of dividends on preferred shares is available to and will be distributed to the common stockholders. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings (loss) with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). Accordingly, we include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrants which have an insignificant exercise price of $0.0001 per share.
Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. Our potentially dilutive securities are considered antidilutive as they create a lower loss per share; thus, diluted EPS is equal to basic EPS. Earnings are allocated equally between each class of common stock because they are entitled to the same liquidation and dividend rights.

The following table displays the computation of basic and diluted loss per share of common stock:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Net loss	$(363.0)	$(282.4)	$(69.1)
Weighted-average common shares outstanding: basic and diluted	75.5	33.9	25.3
Loss per common share: basic and diluted	$(4.81)	$(8.33)	$(2.73)
We excluded the following potential common shares, presented based on amounts outstanding at each year end, from the computation of diluted net loss per share attributable to common stockholders for the years indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2020	2019	2018
	(in millions)
Options to purchase common stock	10.4	12.3	10.8
Nonvested shares subject to repurchase	5.0	7.2	9.5
Restricted stock units	0.4	—	—
Redeemable convertible preferred stock (as converted to common stock)	—	158.9	136.4
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	0.6	0.6
	15.8	179.0	157.3
16.STATUTORY FINANCIAL INFORMATION
Root Insurance Company and Root Property & Casualty, or our insurance subsidiaries, are required to prepare statutory financial statements in conformity with the basis of accounting practices prescribed or permitted by the Ohio DOI and Delaware DOI, respectively. Ohio and Delaware have adopted the NAIC Accounting Practices and Procedures Manual as the basis of their statutory accounting practices. As of December 31, 2020, Root Property & Casualty maintained statutory capital and surplus of $16.3 million and had a statutory net loss of $25.5 million for the year ended December 31, 2020. Root Insurance Company maintained statutory capital and surplus and had statutory net loss as of and for the years ended December 31, 2020, 2019 and 2018 as follows:

	As of and for the Years Ended December 31,
	2020	2019	2018
	(in millions)
Statutory capital and surplus	$100.1	$152.3	$73.5
Statutory net loss	(123.8)	(157.6)	(58.3)
The payment of dividends by Root Insurance Company and Root Property & Casualty are subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware, respectively, or the insurance laws. The insurance laws require domestic insurance companies to notify the supervisory superintendent, commissioner and/or director to seek prior regulatory approval to pay a dividend or distribute cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer as of the prior December 31. During the years ended December 31, 2020, 2019 and 2018, we did not pay any dividends.
The insurance laws also require domestic insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the insurance laws as the amount equal to our unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses.

Additionally, following any dividend, an insurers policyholder surplus must be reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.
The NAIC Risk-Based Capital, or RBC, model law requires every insurer to calculate its total adjusted capital and RBC requirement to ensure insurer solvency. Regulatory guidelines provide for an insurance commissioner to intervene if the insurer experiences financial difficulty, as evidenced by a company's total adjusted capital falling below established relationships to required RBC. The model includes components for asset risk, underwriting risk, credit risk and other factors. The State of Ohio and the State of Delaware impose minimum RBC requirements that are developed by the NAIC. The formulas in the model for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, all of which require specified corrective action. The statutory surplus for Root Insurance Company exceeded the minimum RBC requirements for the years ended December 31, 2020 and 2019. The statutory surplus for Root Property & Casualty exceeded the minimum RBC requirements for the year ended December 31, 2020.
17.GEOGRAPHICAL BREAKDOWN OF DIRECT WRITTEN PREMIUM
Direct written premium, or DWP, by state is as follows:

	December 31,
	2020		2019		2018
	Amount	% of DWP	Amount	% of DWP	Amount	% of DWP
State	(dollars in millions)
Texas	$132.5	21.5%	$94.7	21.0%	$34.2	32.1%
Georgia	72.4	11.7	44.0	9.7	—	—
Kentucky	33.9	5.5	46.5	10.3	11.0	10.3
Pennsylvania	30.2	4.9	25.2	5.6	5.2	4.9
Arizona	28.4	4.6	26.7	5.9	9.1	8.6
Louisiana	28.0	4.5	15.3	3.4	3.8	3.6
Missouri	26.8	4.3	22.0	4.9	4.6	4.3
Utah	26.0	4.2	17.6	3.9	5.5	5.2
Oregon	22.3	3.6	12.4	2.7	1.9	1.8
Ohio	20.4	3.3	22.8	5.0	9.0	8.5
All others states	195.9	31.9	123.9	27.6	22.1	20.7
Total	$616.8	100.0%	$451.1	100.0%	$106.4	100.0%
18.SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The consolidated statements of operations for the quarterly periods in 2020 and 2019 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations and comprehensive loss.

	For the 2020 Quarter Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Revenue:
Net premiums earned(1)	$117.8	$115.7	$44.9	$44.1
Net investment income	1.9	1.3	1.1	1.1
Net realized gains on investments	—	0.1	0.1	0.1
Fee and other income	4.3	4.3	4.4	5.6
Total revenue	$124.0	$121.4	$50.5	$50.9
Operating expenses:
Loss and loss adjustment expenses(1)	129.9	97.3	76.1	59.5
Sales and marketing	35.8	17.4	36.9	49.6
Other insurance (benefit) expense(1)	11.3	15.3	(26.3)	(2.1)
Technology and development	16.0	11.3	12.9	12.7
General and administrative(3)	30.9	11.3	16.6	19.7
Total operating expenses	$223.9	$152.6	$116.2	$139.4
Interest expense(2)	5.7	7.7	19.5	44.8
Loss before income tax expense	$(105.6)	$(38.9)	$(85.2)	$(133.3)
Income tax expense	—	—	—	—
Net loss	$(105.6)	$(38.9)	$(85.2)	$(133.3)
Other comprehensive income	(1.8)	6.7	0.1	—
Comprehensive loss	$(107.4)	$(32.2)	$(85.1)	$(133.3)
Loss per common share: basic and diluted	$(2.69)	$(1.03)	$(2.20)	$(0.72)
Weighted-average common shares outstanding: basic and diluted	39.3	37.9	38.8	185.4
(1) In July 2020, we increased our use of third-party quota share reinsurance whereby we began ceding approximately 70% of direct earned premium to our third-party reinsurers. This, in turn, resulted in higher cessions of incurred losses and higher ceding commission contra-expense. For further information, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”
(2) In October 2020, in connection with our IPO, the 2.8 million liability classified warrants were exercised. As a result, the warrant liability was remeasured immediately prior to their exercise and the corresponding change in fair value was recognized as interest expense in the period. For further information, see Note 4, “Fair Value of Financial Instruments.”
(3) In March 2020, a tender offer for common stock from vested shareholders was completed, many of whom were employees or members of the Board of Directors. The tender offer was made at a price in excess of the fair value of our common stock. As a result we recognized $17.8 million of share-based compensation expense in General and administrative during the quarter ended March 31, 2020.

	For the 2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Revenue:
Net premiums earned	$39.1	$59.5	$75.8	$100.9
Net investment income	0.7	1.0	1.1	2.4
Fee and other income	1.6	2.2	2.7	3.2
Total revenue	$41.4	$62.7	$79.6	$106.5
Operating expenses:
Loss and loss adjustment expenses	50.0	59.6	100.9	110.9
Sales and marketing	16.0	23.2	34.4	36.0
Other insurance expense	8.2	10.7	15.2	18.2
Technology and development	2.8	5.6	7.0	8.6
General and administrative	13.9	8.5	9.0	11.6
Total operating expenses	$90.9	$107.6	$166.5	$185.3
Interest expense(1)	0.2	2.4	13.3	6.4
Loss before income tax expense	$(49.7)	$(47.3)	$(100.2)	$(85.2)
Income tax expense	—	—	—	—
Net loss	$(49.7)	$(47.3)	$(100.2)	$(85.2)
Other comprehensive income:
Changes in unrealized gain on investments	0.2	0.5	0.1	(0.2)
Comprehensive loss	$(49.5)	$(46.8)	$(100.1)	$(85.4)
Loss per common share: basic and diluted	$(1.61)	$(1.44)	$(2.88)	$(2.30)
Weighted-average common shares outstanding: basic and diluted	30.9	32.8	34.8	37.1
(1) During the three months ended September 30, 2019, the SAFE instrument was remeasured immediately prior to its conversion into shares of our preferred stock and the corresponding change in fair value was recognized as interest expense. Moreover, we executed new term loans during 2019 that resulted in additional interest expense, debt related fees that were expensed as incurred, and amortization of certain capitalized debt issuance costs.

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Balance Sheets (Parent Company)
(in millions, except par value)
	As of December 31,
	2020	2019
Assets
Other investments	$0.5	$—
Cash and cash equivalents	1,043.1	193.2
Restricted cash	1.0	24.9
Investments in subsidiaries	115.0	137.0
Other assets	34.6	16.4
Intercompany receivable	43.3	18.2
Total Assets	$1,237.5	$389.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities:
Long-term debt and warrants	$188.2	$192.2
Accounts payable and accrued expenses	8.2	4.4
Other liabilities	8.7	6.7
Total liabilities	205.1	203.3
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, zero and 158.9 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively (liquidation preference of zero and $549.8, respectively)	—	560.4
Stockholders’ equity (deficit):
Class A common stock, $0.0001 par value, 59.4 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Class B common stock, $0.0001 par value, 192.2 and 44.4 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Treasury stock, at cost	(0.8)	(0.1)
Additional paid-in capital	1,775.6	10.5
Accumulated other comprehensive income	5.6	0.6
Accumulated loss	(748.0)	(385.0)
Total stockholders’ equity (deficit)	1,032.4	(374.0)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,237.5	$389.7
See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Operations and Comprehensive Loss (Parent Company)
(in millions)
	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Net investment income	$0.9	$1.6	$0.4
Total revenue	0.9	1.6	0.4
Operating expenses:
Technology and development	19.5	3.5	—
General and administrative	37.8	15.7	0.4
Total operating expenses	57.3	19.2	0.4
Interest expense	77.7	22.3	0.9
Net loss before equity loss of subsidiaries	(134.1)	(39.9)	(0.9)
Net loss of subsidiaries	(228.9)	(242.5)	(68.2)
Net loss	(363.0)	(282.4)	(69.1)
Other comprehensive income of subsidiaries	5.0	0.6	—
Comprehensive loss	$(358.0)	$(281.8)	$(69.1)
See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Cash Flows (Parent Company)
(in millions)
	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net Loss	$(363.0)	$(282.4)	$(69.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3.7	1.4	0.1
Tender offer	25.1	8.6	—
Depreciation and amortization, net	11.8	3.5	0.2
Change in equity in subsidiaries	228.9	242.5	68.2
SAFE fair value adjustment	—	11.2	—
Warrants fair value adjustment	54.7	—	—
Paid-in kind interest expense	9.1	0.8	—
Changes in operating assets and liabilities:
Other assets	(15.5)	(1.2)	(1.1)
Accounts payable and accrued expenses	3.8	4.9	(0.4)
Other liabilities	2.1	0.6	0.3
Intercompany, net	(23.6)	(7.2)	(11.0)
Net cash used in operating activities	(62.9)	(17.3)	(12.8)
Cash flows from investing activities:
Purchases of investments	(0.5)	—	(9.8)
Proceeds from maturities, call and pay downs of fixed maturities available-for-sale	—	1.7	8.2
Capitalization of internally developed software	(5.4)	(3.9)	—
Purchases of fixed assets	(1.8)	(6.5)	(1.0)
Investment in subsidiaries	(201.9)	(333.0)	(95.0)
Net cash used in investing activities	(209.6)	(341.7)	(97.6)
Cash flows from financing activities:
Proceeds from issuance of common stock from IPO and concurrent private placements, net of issuance cost	1,098.1	—	—
Proceeds from exercise of stock options	2.1	1.9	0.1
Proceeds from issuance of preferred stock, net of issuance cost	—	349.6	150.8
Proceeds from debt and warrants issuance, net of issuance cost	12.0	189.5	—
Repayments of long-term debt	(13.5)	(15.5)	—
Proceeds from SAFE	—	10.0	—
Purchases of treasury stock	(0.2)	—	—
Net cash provided by financing activities	1,098.5	535.5	150.9
Net increase in cash and cash equivalents	826.0	176.5	40.5
Cash, cash equivalents and restricted cash at beginning of year	218.1	41.6	1.1
Cash, cash equivalents and restricted cash at end of year	$1,044.1	$218.1	$41.6
Supplemental disclosures:
Interest paid	$4.5	$4.3	$0.8
Federal income taxes paid	—	—	—
Leasehold improvements - noncash	—	1.5	2.6
Conversion of SAFE to preferred stock - noncash	—	11.2	—
Conversion of preferred stock to common stock - non cash	560.4	—	—
Conversion of warrants to common stock - non-cash	75.0	—	—
Purchases treasury stock - non-cash	0.5	—	—
See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Notes to Condensed Combined Financial Statements (Parent Company)
1. Business
Caret Holdings, Inc. is a holding company which was formed in 2015 to develop and launch a direct-to-consumer personal automobile insurance and mobile technology company. In August 2019 a new holding company, Root, Inc. was formed, which became the parent of Caret Holdings, Inc. and maintains 100% ownership of Caret Holdings, Inc.
2. Accounting Policies
Basis of Combination—The condensed combined financial statements include the accounts of Root, Inc. and its wholly owned subsidiary, Caret Holdings, Inc., and are prepared in accordance with accounting principles generally accepted in the United States. These financial statements have been combined in order to present comparative parent company financial statements for 2020, 2019 and 2018 and should be read in conjunction with our consolidated financial statements.
Use of Estimates—The preparation of condensed combined financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
3. Guarantees
Root, Inc. entered into an agreement with the Superintendent of Insurance, State of Ohio, (the “Superintendent”) guaranteeing that Root Insurance Company will maintain certain capital and surplus requirements or risk-based capital levels, whichever is greater, and such additional surplus as the Superintendent requires. The guarantee remains in effect until such time as the Superintendent may release Root, Inc. in writing.

ROOT, INC. AND SUBSIDIARIES
Schedule V: Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018 (in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
Year Ended December 31, 2018
Valuation allowance for deferred tax assets	$4.6	$14.8	$—	$—	$19.4
Allowance for premium receivables	$—	$0.3	$—	$(0.3)	$—

Year Ended December 31, 2019
Valuation allowance for deferred tax assets	$19.4	$57.4	$—	$—	$76.8
Allowance for premium receivables	$—	$9.0	$—	$(7.0)	$2.0

Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$76.8	$61.5	$(1.0)	$—	$137.3
Allowance for premium receivables	$2.0	$23.6	$—	$(22.1)	$3.5

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information
Not applicable.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference in the definitive proxy statement from our Annual Meeting of Stockholders to be held June 8, 2021. This proxy statement is referred to in this report as the “2021 Proxy Statement.”

Item 11.  Executive Compensation
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

Item 13.  Certain Relationships and Related Party Transactions
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

Item 14.  Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules.
(a)Exhibits.

Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39568	3.1	October 30, 2020

3.2	Amended and Restated Bylaws of Root, Inc.	S-1/A	333-249332	3.4	October 20, 2020

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Description of Securities.					X

10.1	Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated November 25, 2019.	S-1	333-249332	4.2	October 5, 2020

10.2	Warrant to Purchase Stock by and between Root, Inc. and Silicon Valley Bank, dated July 7, 2016.	S-1	333-249332	4.3	October 5, 2020

10.3	Warrant to Purchase Stock by and between Root, Inc. and Silicon Valley Bank, dated December 20, 2017, as amended.	S-1	333-249332	4.4	October 20, 2020

10.4	Form of Floating Rate Senior Secured Note Due 2024.	S-1	333-249332	4.5	October 5, 2020

10.5#	Root, Inc. Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.1	October 5, 2020

10.6	Form of Notice of Stock Option Exercise and Stock Option Exercise Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.2	October 5, 2020

10.7	Form of Notice of Stock Option Exercise and Stock Option Exercise Agreement under the Amended and Restated 2015 Equity Incentive Plan.					X

10.8	Form of RSU Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.4	October 5, 2020

10.9	Root, Inc. 2020 Equity Incentive Plan, and forms of agreements thereunder.	10-Q	001-39658	10.1	December 2, 2020

10.10	Root, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-249332	10.14	October 20, 2020

10.11	Loan and Security Agreement by and between Root, Inc. and Silicon Valley Bank, dated July 7, 2016, as amended., dated July 7, 2016, as amended.	S-1/A	333-249332	10.5	October 20, 2020

10.12	Office Lease Agreement by and between Root, Inc. and Two25 Commons LLC, dated May 9, 2018, as amended.	S-1	333-249332	10.6	October 5, 2020

10.13	Amended and Restated Term Loan Agreement by and among Root, Inc., Caret Holdings, Inc., SunTrust Bank, and the lenders from time to time party thereto, dated November 25, 2019, as amended.					X

10.14	Note Purchase Agreement by and among Root, Inc., Caret Holdings, Inc., Wilmington Trust, National Association, and the noteholders from time to time party thereto, dated November 25, 2019, as amended.	S-1	333-249332	10.8	October 5, 2020

10.15	Form of Indemnity Agreement entered into by and between Root, Inc. and each director and executive officer.	S-1	333-249332	10.9	October 20, 2020

10.16#	Offer Letter by and between Root, Inc. and Alexander Timm, dated January 4, 2021.					X

10.17#	Amended and Restated Offer Letter by and between Root, Inc. and Daniel Rosenthal, dated February 24, 2021.					X

10.18#	Offer Letter by and between Root, Inc. and Daniel Manges, dated February 24, 2021.					X

10.19	Common Stock Purchase Agreement by and between the Registrant and Dragoneer Investment Group, LLC, dated October 19, 2020.	S-1	333-249332	10.16	October 20, 2020

10.20	Common Stock Purchase Agreement by and between the Registrant and Silver Lake Partners VI, L.P., dated October 19, 2020.	S-1	333-249332	10.16	October 20, 2020

21.1	List of subsidiaries of Root, Inc.					X

23.1	Consent of Deloitte & Touche, LLP.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanex-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________
# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

Item 16.  Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 4, 2021

ROOT, INC.
By:	/s/Alexander Timm
Alexander Timm
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander Timm, Daniel Rosenthal and Megan Binkley, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Timm	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021
Alexander Timm

/s/ Daniel Rosenthal	Chief Financial Officer (Principal Financial Officer)	March 4, 2021
Daniel Rosenthal

/s/ Megan Binkley	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2021
Megan Binkley

/s/ Christopher Olsen	Director	March 4, 2021
Christopher Olsen

/s/ Doug Ulman	Director	March 4, 2021
Doug Ulman

/s/ Elliot Geidt	Director	March 4, 2021
Elliot Geidt

/s/ Jerri DeVard	Director	March 4, 2021
Jerri DeVard

/s/ Larry Hilsheimer	Director	March 4, 2021
Larry Hilsheimer

/s/ Luis von Ahn	Director	March 4, 2021
Luis von Ahn

/s/ Nancy Kramer	Director	March 4, 2021
Nancy Kramer

/s/ Nick Shalek	Director	March 4, 2021
Nick Shalek

/s/ Scott Maw	Director	March 4, 2021
Scott Maw