Form 10-Q
period 2021-03-31
Root, Inc.
filed 2021-05-06
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

Commission File Number: 001-39658
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 86,893,126 and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 166,034,886.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to retain existing customers, acquire new customers and expand our customer reach;
•our expectations regarding our future financial performance, including total revenue, gross profit/(loss), adjusted gross profit/(loss), direct contribution, direct loss ratio, marketing costs, direct loss adjustment expense, or LAE, ratio, quota share levels and expansion of our renewal premium base;
•the impact of the COVID-19 pandemic on our business and financial performance;
•our goal to be licensed in all states in the United States and the timing of obtaining additional licenses and launching in new states;
•the accuracy and efficiency of our telematics and behavioral data, and our ability to gather and leverage additional data;
•our ability to materially improve retention rates and our ability to realize benefits from retaining customers;
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
•our ability to realize economies of scale;
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
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	March 31,	December 31,
	2021	2020
	(in millions, except par value )
Assets
Investments:
Fixed maturities available-for sale, at fair value (amortized cost: $134.2 and $215.4 at March 31, 2021 and December 31, 2020, respectively)	$136.3	$221.0
Short-term investments (amortized cost: $3.0 and $3.0 at March 31, 2021 and December 31, 2020, respectively)	3.0	3.0
Other investments	0.5	0.5
Total investments	139.8	224.5
Cash and cash equivalents	1,106.3	1,112.8
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $2.0 and $3.5 at March 31, 2021 and December 31, 2020, respectively	161.0	130.1
Reinsurance recoverable	130.0	124.8
Prepaid reinsurance premiums	101.3	112.8
Other assets	64.8	56.3
Total assets	$1,704.2	$1,762.3
Liabilities and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$240.7	$237.2
Unearned premiums	199.4	157.1
Long-term debt	192.2	188.2
Reinsurance premiums payable	65.7	89.1
Accounts payable and accrued expenses	50.5	48.0
Other liabilities	21.4	10.3
Total liabilities	769.9	729.9
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100.0 shares authorized, zero shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 86.5 and 59.4 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value, 269.0 shares authorized, 166.4 and 192.2 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost	(0.8)	(0.8)
Additional paid-in capital	1,780.6	1,775.6
Accumulated other comprehensive income	2.1	5.6
Accumulated loss	(847.6)	(748.0)
Total stockholders’ equity	934.3	1,032.4
Total liabilities and stockholders’ equity	$1,704.2	$1,762.3
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
Revenue:
Net premiums earned	$59.1	$117.8
Net investment income	0.9	1.9
Net realized gains on investments	2.4	—
Fee and other income	6.2	4.3
Total revenue	68.6	124.0
Operating expenses:
Loss and loss adjustment expenses	59.9	129.9
Sales and marketing	68.4	35.8
Other insurance expense	2.4	11.3
Technology and development	13.8	16.0
General and administrative	18.4	30.9
Total operating expenses	162.9	223.9
Operating loss	(94.3)	(99.9)
Interest expense	(5.3)	(5.7)
Loss before income tax expense	(99.6)	(105.6)
Income tax expense	—	—
Net loss	(99.6)	(105.6)
Other comprehensive loss:
Changes in net unrealized losses on investments	(3.5)	(1.8)
Comprehensive loss	$(103.1)	$(107.4)
Loss per common share: basic and diluted (both Class A and B)	$(0.40)	$(2.69)
Weighted-average common shares outstanding: basic and diluted	247.1	39.3
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—January 1, 2021	—	$—	59.4	192.2	$—	4.6	$(0.8)	$1,775.6	$5.6	$(748.0)	$1,032.4
Net loss	—	—	—	—	—	—	—	—	—	(99.6)	(99.6)
Changes in other comprehensive loss	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Conversion of Class B to Class A	—	—	26.1	(26.1)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	1.0	0.3	—	—	—	2.3	—	—	2.3
Reclassification of early-exercised stock option from liabilities	—	—	—	—	—	—	—	0.4	—	—	0.4
Common stock—share-based compensation expense	—	—	—	—	—	—	—	2.3	—	—	2.3
Balance—March 31, 2021	—	$—	86.5	166.4	$—	4.6	$(0.8)	$1,780.6	$2.1	$(847.6)	$934.3

Balance—January 1, 2020	158.9	$560.4	—	44.4	$—	4.5	$(0.1)	$10.5	$0.6	$(385.0)	$(374.0)
Net loss	—	—	—	—	—	—	—	—	—	(105.6)	(105.6)
Changes in other comprehensive loss	—	—	—	—	—	—	—	—	(1.8)	—	(1.8)
Tender offer and subsequent conversion	2.9	—	—	(2.9)	—	—	—	25.1	—	—	25.1
Common stock—option exercises		—	—	0.4	—	—	—	0.3	—	—	0.3
Common stock—share-based compensation expense	—	—	—	—	—	—	—	0.6	—	—	0.6
Balance—March 31, 2020	161.8	$560.4	—	41.9	$—	4.5	$(0.1)	$36.5	$(1.2)	$(490.6)	$(455.4)

See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net loss	$(99.6)	$(105.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2.3	0.6
Tender offer	—	25.1
Depreciation and amortization	3.5	3.7
Bad debt expense	4.7	3.8
Payment-in-kind interest expense	2.4	2.2
Realized gains on investments	(2.4)	—
Changes in operating assets and liabilities:
Premiums receivable	(35.6)	(19.7)
Reinsurance recoverable	(5.2)	(12.0)
Prepaid reinsurance premiums	11.5	(21.6)
Other assets	2.0	(4.2)
Losses and loss adjustment expenses reserves	3.5	34.9
Unearned premiums	42.3	20.3
Reinsurance premiums payable	(23.4)	31.8
Accounts payable and accrued expenses	2.5	(5.4)
Other liabilities	0.6	(0.1)
Net cash used in operating activities	(90.9)	(46.2)
Cash flows from investing activities:
Purchases of investments	—	(100.8)
Proceeds from maturities, call and pay downs of investments	13.1	8.2
Sales of investments	70.2	—
Capitalization of internally developed software	(1.6)	(1.4)
Purchases of fixed assets	(0.4)	(1.3)
Net cash provided by (used in) investing activities	81.3	(95.3)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	3.3	0.3
Debt issuance costs	—	(0.1)
Repayments of long-term debt	(0.2)	(12.7)
Net cash provided by (used in) financing activities	3.1	(12.5)
Net decrease in cash, cash equivalents and restricted cash	(6.5)	(154.0)
Cash, cash equivalents and restricted cash at beginning of period	1,113.8	416.6
Cash, cash equivalents and restricted cash at end of period	$1,107.3	$262.6
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty, a Delaware-domiciled insurance company (together with Root, Inc. “We,” “us” or “our”). We were formed in 2015 and began writing personal auto insurance in July 2016.
We are a technology company operating a direct-to-consumer model with more than 75% of our personal insurance customers acquired through mobile applications. We offer auto and renters insurance products underwritten by Root Insurance Company.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed with the SEC on March 4, 2021.
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
COVID-19—In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. We, and other businesses within the insurance industry, have been impacted by certain individual state bulletins that were issued in 2020 and outlined COVID-19 premium relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. The COVID-19 pandemic has impacted and may further impact the broader economic environment, including negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates. As the COVID-19 pandemic continues to develop, there is uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. Accordingly, we cannot predict the impact that it may have on our future results of operations and financial condition.
Recently Adopted Financial Accounting Standards—In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of related cash flows. We adopted ASU 2016-02 on January 1, 2021.

We elected various practical expedients which include not applying the amended lease accounting guidance to comparative periods; including the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct costs; and excluding leases with a term of 12 months or less from lease liability and right-of-use asset recognition. We did not elect the hindsight practical expedient.
Our lease agreements contain lease components and non-lease components, both of which we have elected to account for as a single lease component for our real estate asset class. Operating lease expense for operating lease right of use assets is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain to do so and there is a significant economic incentive to exercise that option.
Upon adoption of ASU 2016-02, we recognized an operating lease liability of $16.2 million and corresponding right of use asset of $9.9 million, which includes the effect of $6.3 million from reclassifying previously recognized deferred rent and lease exit liabilities as an offset, in accordance with the transition guidance. These lease assets and liabilities are recorded as other assets and other liabilities on the condensed consolidated balance sheets. This transition adjustment was reflected as a non-cash transaction in our condensed consolidated statements of cash flows. The transition did not have a material impact on our results of operations, liquidity or debt covenant compliance under our current debt agreements. For additional information refer to Note 6, “Leases.”
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The effective date of ASU 2016-13 is for reporting periods beginning after December 15, 2022. We are currently evaluating the impact of ASU 2016-13.
3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$16.0	$0.1	$(0.1)	$16.0
Municipal securities	20.0	0.5	—	20.5
Corporate debt securities	50.6	1.2	(0.1)	51.7
Residential mortgage-backed securities	6.2	—	(0.1)	6.1
Commercial mortgage backed securities	31.4	0.5	—	31.9
Other debt obligations	10.0	0.1	—	10.1
Total fixed maturities	134.2	2.4	(0.3)	136.3
Short-term investments	3.0	—	—	3.0
Total	$137.2	$2.4	$(0.3)	$139.3

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$16.9	$0.1	$—	$17.0
Municipal securities	22.6	0.8	—	23.4
Corporate debt securities	87.5	3.1	(0.1)	90.5
Residential mortgage-backed securities	7.8	—	—	7.8
Commercial mortgage backed securities	57.1	1.3	—	58.4
Other debt obligations	23.5	0.4	—	23.9
Total fixed maturities	215.4	5.7	(0.1)	221.0
Short-term investments	3.0	—	—	3.0
Total	$218.4	$5.7	$(0.1)	$224.0
The following tables reflect the gross unrealized losses and fair value of bonds, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
U.S. Treasury securities and agencies	$14.0	$(0.1)	$—	$—	$14.0	$(0.1)
Municipal securities	6.4	—	—	—	6.4	—
Corporate debt securities	8.1	(0.1)	—	—	8.1	(0.1)
Residential mortgage-backed securities	4.3	(0.1)	0.3	—	4.6	(0.1)
Commercial mortgage-backed securities	3.1	—	—	—	3.1	—
Total bonds	$35.9	$(0.3)	$0.3	$—	$36.2	$(0.3)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
U.S. Treasury securities and agencies	$15.7	$—	$—	$—	$15.7	$—
Municipal securities	2.3	—	—	—	2.3	—
Corporate debt securities	2.9	(0.1)	—	—	2.9	(0.1)
Residential mortgage-backed securities	3.7	—	—	—	3.7	—
Commercial mortgage-backed securities	4.9	—	—	—	4.9	—
Other debt obligations	0.1	—	—	—	0.1	—
Total bonds	$29.6	$(0.1)	$—	$—	$29.6	$(0.1)

There were no other-than-temporary impairments recognized in the three months ended March 31, 2021 or 2020, respectively.
The following table reflects the gross and net realized gains and losses on short-term investments and fixed maturities that have been included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Realized gains on investments	$2.5	$—
Realized losses on investments	(0.1)	—
Net realized gains on investments	$2.4	$—
The following table sets forth the amortized cost and fair value of short-term investments and fixed maturity securities by contractual maturity at March 31, 2021:

	March 31, 2021
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$9.4	$9.4
Due after one year through five years	98.8	100.6
Due five years through 10 years	9.7	9.8
Due after 10 years	19.3	19.5
Total	$137.2	$139.3
The following table sets forth the components of net investment income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Interest on bonds	$0.8	$0.9
Interest on deposits and cash equivalents	0.3	1.1
Total	1.1	2.0
Investment expense	(0.2)	(0.1)
Net investment income	$0.9	$1.9
The following tables summarize the credit ratings of investments at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$73.2	$74.0	53.1%
AA+, AA, AA-, A-1	17.0	17.3	12.5
A+, A, A-	36.4	37.1	26.6
BBB+, BBB, BBB-	10.6	10.9	7.8
Total	$137.2	$139.3	100.0%

	December 31, 2020
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$116.5	$118.7	53.0%
AA+, AA, AA-, A-1	22.7	23.3	10.4
A+, A, A-	57.5	59.4	26.5
BBB+, BBB, BBB-	21.7	22.6	10.1
Total	$218.4	$224.0	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$16.0	$—	$—	$16.0
Municipal securities	—	20.5	—	20.5
Corporate debt securities	—	51.7	—	51.7
Residential mortgage-backed securities	—	6.1	—	6.1
Commercial mortgage-backed securities	—	31.9	—	31.9
Other debt obligations	—	10.1	—	10.1
Total fixed maturities	16.0	120.3	—	136.3
Short-term investments	2.2	0.8	—	3.0
Cash equivalents	485.7	—	—	485.7
Total assets at fair value	$503.9	$121.1	$—	$625.0

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$17.0	$—	$—	$17.0
Municipal securities	—	23.4	—	23.4
Corporate debt securities	—	90.5	—	90.5
Residential mortgage-backed securities	—	7.8	—	7.8
Commercial mortgage-backed securities	—	58.4	—	58.4
Other debt obligations	—	23.9	—	23.9
Total fixed maturities	17.0	204.0	—	221.0
Short-term investments	2.2	0.8	—	3.0
Cash equivalents	568.4	—	—	568.4
Total assets at fair value	$587.6	$204.8	$—	$792.4
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The carrying amount of long-term debt is recorded at historical amounts. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of March 31, 2021 and December 31, 2020 the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of March 31, 2021	Estimated Fair Value as of March 31, 2021	Carrying Amount as of December 31, 2020	Estimated Fair Value as of December 31, 2020
	(dollars in millions)
Long-term debt	$192.2	$211.5	$188.2	$209.0
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Gross loss and LAE reserves, January 1	$237.2	$140.7
Reinsurance recoverable on unpaid losses	(79.6)	(18.9)
Net loss and LAE reserves, January 1	157.6	121.8
Net incurred loss and LAE related to:
Current year	69.8	122.0
Prior years	(9.9)	7.9
Total incurred	59.9	129.9
Net paid loss and LAE related to:
Current year	25.3	44.1
Prior years	35.3	54.2
Total paid	60.6	98.3
Net loss and LAE reserves, March 31	156.9	153.4
Plus reinsurance recoverable on unpaid losses	83.8	22.2
Gross loss and LAE reserves, March 31	$240.7	$175.6
Incurred losses and LAE attributable to prior accident years was a decrease of $9.9 million and an increase of $7.9 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the development of incurred losses related to prior periods was primarily related to lower-than-expected reported losses on bodily injury and uninsured motorist bodily injury claims and greater than expected recoveries from subrogation and salvage from 2020. For the three months ended March 31, 2020, the development of incurred losses and related to prior periods was primarily related to higher-than-expected reported losses on bodily injury and collision coverages from 2019.
6.LEASES
We primarily have operating leases for offices that support our corporate, claims and customer service functions. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease right-of-use assets and corresponding operating lease liabilities are recognized upon the commencement date based primarily on the present value of lease payments over the lease term. We use the implicit rate of the lease, if it is readily determinable, in determining the present value of lease payments. Our leases generally do not provide an implicit rate. Therefore, we use a collateralized incremental borrowing rate that incorporates information available at commencement date, including our company-specific interest rates from recent debt issuances, which we adjust to remove the LIBOR component in order to obtain our company-specific interest rate risk. We also leverage commercial mortgage-backed securities, or CMBS rates, for transactions with similar values, origination dates, geographies and property types as the respective lease, which are adjusted using linear interpolation if the lease term falls between the published CMBS terms. As of March 31, 2021, our leases had a weighted-average discount rate of 10.8%. Our leases have remaining lease terms from less than 1 year up to approximately 7 years with a weighted-average remaining lease term of 5.1 years as of March 31, 2021.

As of March 31, 2021, we recognized an operating lease liability of $15.8 million and corresponding right-of-use asset of $9.7 million. Operating lease liabilities are included in other liabilities and operating lease right-of-use assets are included in other assets in our condensed consolidated balance sheets. For the three months ended March 31, 2021, we recognized operating lease costs of $0.8 million. Variable lease expense and short-term lease expense recognized during the three months ended March 31, 2021 were not material. Moreover, we recognized operating cash flows paid for amounts included in the measurement of operating lease liabilities of $0.9 million.

We may also sublease portions of our offices, resulting in sublease income. Sublease income and the related assets and cash flows are not material to our condensed consolidated financial statements as of and for the three months ended March 31, 2021.

Future lease payments as of March 31, 2021 were as follows:

Operating Leases
(dollars in millions)
Remainder of 2021	$2.9
2022	4.3
2023	4.4
2024	4.3
2025	1.5
2026 and thereafter	3.1
Total future lease payments	20.5
Less: imputed interest	(4.7)
Total lease liabilities	$15.8

As previously disclosed in our 2020 Annual Report on Form 10-K under the prior lease accounting guidance, the following table summarizes, by remaining maturity, future commitments related to operating leases and other arrangements as of December 31, 2020:

Operating Leases
(dollars in millions)
2021	$3.9
2022	4.4
2023	4.4
2024	4.3
2025	1.5
2026 and thereafter	3.1
Total	$21.6

7.LONG-TERM DEBT
Term Loan A is a term loan we have outstanding with a group of syndicated financial institutions which matures on October 15, 2021. Interest is paid monthly and is determined on a floating interest rate calculated on the 1-month LIBOR plus an applicable margin of 4%. As a part of the amended Term Loan A, the syndicate committed, pro rata, to a new $100 million revolving loan. Commitment fees accrue at 0.50% per annum on the daily amount of unused revolver and is paid quarterly. For any amounts drawn on the revolving loan, interest accrues and is paid consistent with Term Loan A. In addition, there is a letter of credit fee of 4% per annum on the average daily amount of issued letters of credit against the revolver and a 0.125% per annum fronting fee based on the average daily amount of letter of credit exposure. We have no letters of credit outstanding or amounts drawn against the revolving loan as of March 31, 2021.
Term Loan B is a note we issued to a private equity investor that matures on November 25, 2024. Interest is determined on a floating interest rate calculated on the 3-month LIBOR plus an applicable margin of 10.5%. We currently pay interest pursuant to the terms of the loan agreements and have the option to pay-in-kind, or PIK, on Term Loan B until October 15, 2021. PIK interest is added to the principal balance every 3 months until we no longer PIK interest, at which point interest is paid quarterly. We have elected to PIK interest on Term Loan B from the original date of closing through March 31, 2021. Deferred PIK interest was $2.4 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. Deferred PIK interest is recognized as interest expense on the condensed consolidated statements of operations and comprehensive loss.
The following summarizes the carrying value of long-term debt as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(dollars in millions)
Term Loan A	$99.3	$99.5
Term Loan B	100.0	100.0
Total	199.3	199.5

Accrued interest payable	12.7	10.2
Unamortized discount and debt issuance costs	(19.8)	(21.5)
Total	$192.2	$188.2
8.INCOME TAXES
The consolidated effective tax rate was 0.0% for both of the three months ended March 31, 2021 and 2020. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of March 31, 2021 and December 31, 2020, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

9.SHARE-BASED COMPENSATION
We maintain an equity incentive plan, the 2020 Equity Incentive Plan, or the 2020 Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of March 31, 2021, we had 30.0 million common shares authorized and available for issuance under the 2020 Plan.

The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.1	$0.4
Sales and marketing	—	1.0
Other insurance expense	0.1	0.9
Technology and development	0.3	5.2
General and administrative	1.8	18.2
Total share-based compensation expense	$2.3	$25.7
The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$0.6	$—
Stock option expense	1.7	25.7
Total share-based compensation expense	$2.3	$25.7
In March 2020, a current investor completed a tender offer for common stock from vested shareholders, many of whom were employees or members of the Board of Directors. To encourage participation, the tender offer was made at a price in excess of the fair value of our common stock. As a result, we recognized $25.1 million of share-based compensation expense during the three months ended March 31, 2020.
As of March 31, 2021, there was $7.6 million and $8.6 million of unrecognized compensation cost related to unvested stocks options and restricted stock units, respectively. The remaining costs are expected to be recognized over a period of six and four years, respectively.
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2021 is as follows:

	March 31, 2021
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Nonvested at January 1, 2021	0.4	$18.41	$6.2
Granted	0.1	16.02
Vested	—	17.27	0.3
Forfeited, expired or canceled	—	21.49
Nonvested at March 31, 2021	0.5	$17.75	$6.7

Stock Options
A summary of option activity for the three months ended March 31, 2021 is as follows:

	March 31, 2021
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2021	10.4	$2.39	7.75	$137.7
Granted	—	—
Exercised	(1.2)	2.00		12.1
Forfeited, expired or canceled	(0.7)	4.80
Outstanding and exercisable at March 31, 2021	8.5	$2.24	7.17	$88.5
10.COMMITMENTS AND CONTINGENCIES
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act, in connection with and following the Company’s IPO. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
On March 25, 2021, a purported class action complaint was filed against the Company, certain of its current officers and directors, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01301) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 11 and 15 of the Securities Act, in connection with the Company’s IPO. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.
$1.7

11.OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in our accumulated other comprehensive income (loss), or AOCI, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Change in net unrealized losses on investments:
Accumulated other comprehensive income beginning balance	$5.6	$0.6
Other comprehensive loss before reclassifications	(1.1)	(1.8)
Net realized gains on investments reclassified from AOCI to net loss	(2.4)	—
Net current period other comprehensive loss	(3.5)	(1.8)
Accumulated other comprehensive income (loss) ending balance	$2.1	$(1.2)
12.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Net loss	$(99.6)	$(105.6)
Weighted-average common shares outstanding: basic and diluted	247.1	39.3
Loss per common share: basic and diluted	$(0.40)	$(2.69)
We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2021	2020
	(in millions)
Options to purchase common stock	8.5	12.4
Nonvested shares subject to repurchase	4.6	6.6
Restricted stock units	0.5	0.1
Redeemable convertible preferred stock (as converted to common stock)	—	161.8
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	0.6
Total	13.6	181.5

13.GEOGRAPHICAL BREAKDOWN OF DIRECT WRITTEN PREMIUM
Direct written premium, or DWP, by state is as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Amount	% of DWP	Amount	% of DWP
State	(dollars in millions)
Texas	$43.0	21.2%	$34.3	20.9%
Georgia	19.0	9.4	18.2	11.1
Pennsylvania	10.4	5.1	8.5	5.2
Louisiana	10.3	5.1	6.8	4.1
Colorado	8.9	4.4	4.0	2.4
Utah	8.6	4.2	6.0	3.7
Nevada	8.3	4.1	3.4	2.1
Missouri	7.9	3.9	7.5	4.6
Kentucky	7.5	3.7	11.5	7.0
Arizona	7.3	3.6	8.5	5.2
All others states	71.3	35.3	55.5	33.7
Total	$202.5	100.0%	$164.2	100.0%

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in the Annual Report on Form 10-K filed with the SEC on March 4, 2021, or the 2020 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the 2020 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Our Business
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate a direct-to-consumer model in which we acquire the majority of our customers through mobile applications.
We believe the $260 billion U.S. auto insurance market is ripe for disruption. Auto insurance is required for the vast majority of drivers in the United States and we believe it is typically the first insurance policy purchased by consumers. As a result, our auto-first strategy establishes the foundation for an expansive lifetime relationship with the opportunity to add other personal insurance lines as customer needs evolve. As part of our strategy, we have also established the technological foundation for an enterprise software offering, diversifying our revenue streams over time.
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
Our model benefits from portfolio maturity. As we scale the business rapidly our results are disproportionately weighted towards new customers compared to traditional insurance carriers. As we build an underlying base of recurring customers, we expect the following financial impacts:
•Improve loss ratio. Renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals driving down the total loss ratio across our portfolio.
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
•Improve retention. As a young insurance carrier weighted towards new customers, we naturally have a higher percentage of more frequent shoppers. As our business tenures and our flywheel spins allowing us to increase our pricing advantage, we will have the opportunity to acquire more long-standing customers and retain those that might naturally shop frequently. In addition to our pricing advantage, our expanding relationships with customers through product bundling has also demonstrated improvement in retention.

We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. This allows us to operate with a cost to acquire and cost to serve advantage. We efficiently acquire customers directly through multiple channels, including digital (performance), strategic partnerships, channel media and referrals, and as a result our marketing costs are well below industry averages. Today, we acquire more than 75% of our customers through our mobile app and mobile website. Additionally, we are realizing operating efficiencies as we scale against our fixed expense base. Our claims management expenses, as represented by our LAE are in line with peers within only three years of bringing claims management in-house and will improve as we further embed machine learning into our processes.
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
As a rapidly growing full-stack insurance company, we currently employ a “capital light” model, which utilizes a variety of reinsurance structures at elevated levels of reinsurance. These reinsurance structures deliver three core objectives (1) top-line growth without a commensurate increase in regulatory capital requirements, (2) support of customer acquisition costs and (3) protection from outsized losses or tail events. We expect to maintain an elevated level of third-party quota share reinsurance while rapidly growing our business in order to operate a capital light business model. As our business scales, we expect to have the flexibility to reduce our quota share levels to maximize the return to shareholders.
Given the significant impact of reinsurance on our results of operations, we use certain direct basis key performance indicators to manage and measure our business operations and enhance investor understanding of our business model prior to reinsurance. We believe our long-term success will be determined by the progression of our direct metrics. Results of operations on a direct basis alone are not achievable under our regulatory landscape given our top-line growth and resulting capital requirements, which are relieved, in part, by obtaining reinsurance. The direct basis metrics include direct written premium, direct earned premium, direct contribution, ratio of direct contribution to total revenue, ratio of direct contribution to direct earned premium, direct loss ratio, direct LAE ratio and direct accident period loss ratio. For additional information, including definitions of these metrics, see “— Key Performance Indicators” and for reconciliation of direct contribution to the nearest GAAP metric, see “— Non-GAAP Financial Measures.”
Recent Developments Affecting Comparability
COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place,” or SIPs, and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. We, and other businesses within the insurance industry, have been impacted by certain individual state bulletins that were issued in 2020 and outlined COVID-19 premium relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. The COVID-19 pandemic has impacted and may further impact the broader economic environment, including negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates.
As a result of the SIPs that started to occur toward the end of March 2020, our customers drove less and we had a resulting decline in loss coverages during the first quarter of 2020. We have seen miles driven roughly return to pre-COVID levels during the quarter, although claims frequency has not yet rebounded to historic norms. This primarily impacted our Loss and Loss Adjustment Expenses. As the COVID-19 pandemic continues to develop, there is uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. See the section titled “Risk Factors” in the 2020 Annual Report on Form 10-K for more details.

Comprehensive Reinsurance
We expect to continue to utilize reinsurance in the future, and our diversified approach to reinsurance allows us to be flexible in response to changes in market conditions or our own business changes, which allows us to strategically fuel growth and technology investment by optimizing the amount of capital required.

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
Net Realized Gains on Investments
Net realized gains on investments represents the net positive difference between the amount received by us on the sale of an investment as compared to the investment’s cost-basis.
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
Loss and Loss Adjustment Expenses
Loss and LAE include an amount determined using adjuster determined case-base estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and loss adjustment expenses. These reserves are a liability established to cover the estimated ultimate cost to settle insured losses. The unpaid loss estimates consider loss trends, mix of business, and other risk factors impacting claims settlement. The method used to estimate unpaid LAE liability is based on claims transaction data, including the relative cost of adjusting and settling a range of claim types from express material damage claims to more complex injury cases.

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
Sales and Marketing
Sales and marketing expense includes spend related to performance and partnership channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related Personnel Costs and Overhead. We incur sales and marketing activities for all product offerings. Sales and marketing are expensed as incurred.
We plan to continue investing in marketing to attract and acquire new customers, increase our brand awareness, and expand our product offerings. We expect that sales and marketing will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near-term. We expect that, in the long-term, our sales and marketing will decrease as a percentage of revenue as the proportion of renewals to our total business increases.
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
Technology and Development
Technology and development expense consists of software development costs related to our mobile app and homegrown information technology systems; third-party services related to infrastructure support; Personnel Costs and Overhead for engineering, product, technology, and certain data science activities; and amortization of internally developed software. Technology and development is expensed as incurred, except for development and testing costs related to internally developed software that are capitalized and subsequently amortized over the expected useful life.
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

Interest Expense
Interest expense is not an operating expense; therefore, we include these expenses below operating expenses. Interest expense primarily relates to interest incurred on our long term debt; certain fees that are expensed as incurred; and the amortization of debt issuance costs, and the issuance of warrants. In addition, changes in the fair value of warrant liabilities that are associated with our long term debt are recorded as interest expense.
Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See the section titled “— Non-GAAP Financial Measure” for additional information regarding our use of adjusted gross profit/(loss) and direct contribution and their reconciliation to the most comparable GAAP measures.

	Three Months Ended March 31,
	2021	2020
	(dollars in millions, except Premiums per Policy)
Policies in Force
Auto	360,290	334,209
Renters	8,835	3,163
Premiums per Policy
Auto	$958	$889
Renters	$140	$133
Premiums in Force
Auto	$690.3	$594.2
Renters	$1.2	$0.4
Direct Written Premium	$202.5	$164.2
Direct Earned Premium	$160.2	$143.9
Gross Profit/(Loss)	$6.3	$(17.2)
Gross Margin	9.2%	(13.9)%
Adjusted Gross Profit/(Loss)	$17.0	$(8.7)
Direct Contribution	$26.6	$(11.0)
Ratio of Adjusted Gross Profit/(Loss) to Total Revenue	24.8%	(7.0)%
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium	10.6%	(6.0)%
Ratio of Direct Contribution to Total Revenue	38.8%	(8.9)%
Ratio of Direct Contribution to Direct Earned Premium	16.6%	(7.6)%
Direct Loss Ratio	70.9%	92.8%
Direct LAE Ratio	9.8%	10.8%
Direct Accident Period Loss Ratio	77.0%	80.1%
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
Direct Earned Premium
We define direct earned premium as the amount of direct premium that was earned during the period. Premiums are earned over the period in which insurance protection is provided, which is typically six months. We view direct earned premium as an important metric as it allows us to evaluate our growth prior to the impacts of reinsurance. It is the primary driver of our consolidated GAAP revenues. As with direct written premium, we use direct earned premium, which excludes the impact of premiums ceded to reinsurers to manage our business, because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (direct loss ratio and direct LAE) are the key drivers of our future profit opportunities.
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

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Numerator: Adjusted Gross Profit/(Loss)	$17.0	$(8.7)
Denominator: Total Direct Earned Premium	160.2	143.9
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium	10.6%	(6.0)%
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

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Numerator: Direct Contribution	$26.6	$(11.0)
Denominator: Total Direct Earned Premium	160.2	143.9
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium	16.6%	(7.6)%
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Net premiums earned	$59.1	$117.8	$(58.7)	(49.8)%
Net investment income	0.9	1.9	(1.0)	(52.6)%
Net realized gains on investments	2.4	—	2.4	N.M.
Fee and other income	6.2	4.3	1.9	44.2%
Total revenue	68.6	124.0	(55.4)	(44.7)%
Operating expenses:
Loss and loss adjustment expenses	59.9	129.9	(70.0)	(53.9)%
Sales and marketing	68.4	35.8	32.6	91.1%
Other insurance expense	2.4	11.3	(8.9)	(78.8)%
Technology and development	13.8	16.0	(2.2)	(13.8)%
General and administrative	18.4	30.9	(12.5)	(40.5)%
Total operating expenses	162.9	223.9	(61.0)	(27.2)%
Operating loss	(94.3)	(99.9)	5.6	N.M.
Interest expense	(5.3)	(5.7)	0.4	(7.0)%
Loss before income tax expense	(99.6)	(105.6)	6.0	N.M.
Income tax expense	—	—	—	—%
Net loss	(99.6)	(105.6)	6.0	N.M.
Other comprehensive loss:
Changes in unrealized losses on investments	(3.5)	(1.8)	(1.7)	94.4%
Comprehensive loss	$(103.1)	$(107.4)	$4.3	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned decreased $58.7 million, or 49.8%, to $59.1 million for the three months ended March 31, 2021, compared to the same period ended in 2020. The decrease was primarily due to greater cessions of direct earned premium as a result of a change in reinsurance structure partially offset by growth in direct earned premium between the periods.
During the three months ended March 31, 2021 and 2020, we ceded approximately 63.1% and 18.1% of our direct earned premiums to third-party reinsurers, respectively. The change in ceding percentage between the periods was driven by our evolving approach to our reinsurance structure, in an effort to produce a capital efficient model with reinsurance terms available to us in the market.

The following table presents direct written premium, ceded written premium, net written premium, direct earned premium, ceded earned premium and net earned premium for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Direct written premium	$202.5	$164.2	$38.3	23.3%
Ceded written premium	(89.6)	(47.9)	(41.7)	87.1%
Net written premium	112.9	116.3	(3.4)	(2.9)%

Direct earned premium	160.2	143.9	16.3	11.3%
Ceded earned premium	(101.1)	(26.1)	(75.0)	287.4%
Net earned premium	$59.1	$117.8	$(58.7)	(49.8)%
Direct earned premium growth was primarily due to a 23.3% increase in direct written premium from deeper market penetration across our U.S. state footprint. We also saw a 7.8% increase in Premium per Policy for automobile insurance primarily resulting from pricing increases in several U.S. states between the periods.
Fee and Other Income
Fee income increased $1.9 million, or 44.2%, to $6.2 million for the three months ended March 31, 2021 compared to the same period ended in 2020. The increase was primarily due to increased customer volumes and an increase in customers paying in installments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $70.0 million, or 53.9%, to $59.9 million for the three months ended March 31, 2021 compared to the same period ended in 2020. The decrease was primarily due to greater cession of incurred losses as a result of a change in reinsurance structure for the three months ended March 31, 2021, compared to the prior year, which more than offset the higher claims volume and reserves related to the growth in policies in force during the first quarter of 2021.
Direct accident period loss ratios decreased to 77.0% from 80.1% for the three months ended March 31, 2021 and 2020, respectively. This change corresponds with the decline in our direct loss ratio to 70.9% from 92.8%, for the three months ended March 31, 2021 and 2020, respectively. The changes in these ratios was driven by growth in average premium per policy and a greater proportion of premium from seasoned states for the three months ended March 31, 2021, compared to the same period in 2020. This was partially offset by decreased driving related to the COVID-19 pandemic for the three months ended March 31, 2020 and greater loss costs for the three months ended March 31, 2021 compared to same period in 2020.
In addition, loss and LAE for the three months ended March 31, 2021 includes a decrease in incurred losses and LAE attributable to prior accident periods of $9.9 million. This decrease relates to lower-than-expected reported losses on bodily injury and uninsured motorist claims bodily injury claims from 2020. In addition, recoveries from subrogation and salvage were higher than expected.
Sales and Marketing
Sales and marketing expense increased $32.6 million, or 91.1%, to $68.4 million for the three months ended March 31, 2021 compared to the same period ended in 2020. The increase was primarily due to increased investment in performance marketing of $17.3 million and greater brand awareness spend of $10.1 million. These investments have driven profile creation and policy conversion.

Other Insurance Expense
Other insurance expense decreased $8.9 million, or 78.8%, to $2.4 million for the three months ended March 31, 2021 compared to the same period ended in 2020. The decrease was primarily driven by greater ceding commission contra-expense due to reinsurance structure changes of $10.3 million, and lower share-based compensation expense of $0.8 million from the secondary tender offer completed during the first quarter of 2020. These were partially offset by greater underwriting costs of $2.1 million due to growth in the core insurance business for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Technology and Development
Technology and development expense decreased $2.2 million, or 13.8%, to $13.8 million for the three months ended March 31, 2021 compared to the same period ended in 2020. The decrease was primarily driven by lower share-based compensation expense of $4.9 million related to the secondary tender offer completed during the first quarter of 2020. This was partially offset by incremental investments in personnel and overhead resulting from growth of engineering and product teams of $2.2 million for the three months ended March 31, 2021 compared to the same period ended in 2020, as we continue to invest in developing and improving our technology platforms and infrastructure.
General and Administrative
General and administrative decreased $12.5 million, or 40.5%, to $18.4 million for the three months ended March 31, 2021 compared to the same period ended in 2020. The decrease was primarily driven by a $16.4 million decrease in share-based compensation expense mainly due to the secondary tender offer completed in the first quarter of 2020. This was partially offset by a $1.2 million increase in personnel costs across finance, legal, and administrative teams as of result of an increase in headcount.
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

The following table provides a reconciliation of total revenue to adjusted gross profit/(loss) and direct contribution for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Total revenue	$68.6	$124.0
Loss and loss adjustment expenses	(59.9)	(129.9)
Other insurance expense	(2.4)	(11.3)
Gross profit/(loss)	6.3	(17.2)
Gross margin	9.2%	(13.9)%
Less:
Net investment income	(0.9)	(1.9)
Net realized gains on investments	(2.4)	—
Adjustments from other insurance expense(1)	14.0	10.4
Adjusted gross profit/(loss)	$17.0	$(8.7)
Ceded earned premium	101.1	26.1
Ceded loss and LAE	(69.3)	(19.1)
Net ceding commission and other(2)	(22.2)	(9.3)
Direct contribution	$26.6	$(11.0)
Direct earned premium	$160.2	$143.9
Ratio of adjusted gross profit/(loss) to total revenue	24.8%	(7.0)%
Ratio of adjusted gross profit/(loss) to direct earned premium	10.6%	(6.0)%
Ratio of direct contribution to total revenue	38.8%	(8.9)%
Ratio of direct contribution to direct earned premium	16.6%	(7.6)%
______________
(1) Adjustments from other insurance expense includes report costs, personnel costs, allocated overhead, licenses, professional fees and other.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by sliding scale commission adjustments and amortization of excess ceding commission, and other impacts of reinsurance.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of preferred stock, debt, and sales of investments. Cash generated from operations is highly dependent on being able to efficiently acquire and maintain customers while pricing our insurance products appropriately. We are continuously evaluating alternatives for efficiently funding our ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. In addition, we expect to meet our current debt obligations as they come due through internally generated funds from operations and cash currently available. As of March 31, 2021, we had $1,106.3 million in cash and cash equivalents, of which $1,050.4 million was held outside of regulated insurance entities. As of March 31, 2021, $139.3 million was held in marketable securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. treasury securities, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations. We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and Delaware. To date, our insurance subsidiaries have not paid any dividends and as of March 31, 2021, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
As our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of March 31, 2021, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under CIMA. At March 31, 2021, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 8:1, which we maintained.
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net cash used in operating activities	$(90.9)	$(46.2)
Net cash provided by (used in) investing activities	81.3	(95.3)
Net cash provided by (used in) financing activities	3.1	(12.5)
Net cash used in operating activities for the three months ended March 31, 2021 was $90.9 million compared to $46.2 million of net cash used in operating activities for the three months ended March 31, 2020. The increase was primarily due to the volume and timing of premium receipts, claims payments and reinsurance activity as well as the non-cash impact of the tender offer during the first quarter of 2020.
Net cash provided by investing activities for the three months ended March 31, 2021 was $81.3 million, primarily due to proceeds from the sale, maturities, calls and pay downs of investments. Net cash used in investing activities for the three months ended March 31, 2020 was $95.3 million primarily due to purchases of corporate debt securities, commercial mortgage-backed securities, residential mortgage-backed securities and other debt obligations, partially offset by maturities, calls and pay downs of investments.
Net cash provided by financing activities for the three months ended March 31, 2021 was $3.1 million, primarily due to proceeds from employees exercising stock options, net of tax proceeds (withholding), which was offset by a partial repayment of long term debt. Net cash used in financing activities for the three months ended March 31, 2020 was $12.5 million primarily due to the repayment of long-term debt.
Contractual Obligations
There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and loss adjustment expense, premium write-offs and valuation allowance on our deferred tax asset. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2020 10-K for the year ended December 31, 2020 and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements - Unaudited included in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2020 10-K.

Item 4.  Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information
Item 1.  Legal Proceedings
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act, in connection with and following the Company’s IPO. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
On March 25, 2021, a purported class action complaint was filed against the Company, certain of its current officers and directors, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01301) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 11 and 15 of the Securities Act, in connection with the Company’s IPO. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2020 Annual Report on Form 10-K. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item IA, “Risk Factors” in the 2020 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/2021 - 1/31/2021	2,084	$2.40	—
2/1/2021 - 2/28/2021	3,171	$2.40	—
3/1/2021 - 3/31/2021	—	—	—
All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our Class A common stock that had been issued upon early exercise of stock options. Pursuant to the associated option award agreements, upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.
Use of Proceeds

On October 30, 2020, we closed our IPO, in which we sold 24,249,330 shares of our Class A common stock at a price of $27.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-249692), which was declared effective by the SEC on October 27, 2020. We raised approximately $615.4 million in net proceeds after deducting underwriting discounts and commissions of $39.3 million and offering expenses. We have used and will continue to use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO for acquisitions and/or strategic investments in complementary businesses, products, services or technologies. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Dividend Policy
We have never declared or paid cash dividends on our stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Dividend, Repurchase and Working Capital Restrictions
We are a holding company that transacts a majority of its business through operating subsidiaries. Our regulated insurance subsidiaries are subject to restrictions on the dividends they may pay, which could impact our ability to pay dividends to stockholders dividends to stockholders in the future.
The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory DOI. “Extraordinary dividend” is defined under the Code as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten per cent of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the twelve-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2020, neither Root Insurance Company nor Root Property & Casualty were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.” included in the 2020 10-K.
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The Ohio DOI and the Delaware DOI may in the future adopt statutory provisions more restrictive than those currently in effect.
Further, both the Term Loan A and Term Loan B include covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making any cash dividend or other distributions and from repurchasing any of our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the applicable loan agreements.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
On May 4, 2021, the Board of Directors amended and restated the Company's bylaws to remove a bracketed provision in Article III, Section 5(b)(iii), which was no longer applicable as the Company previously announced in its Annual Report on Form 10-K that its first annual meeting has been scheduled for June 8, 2021.
The foregoing summary is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.  Exhibits.
(a)Exhibits.

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39568	3.3	October 30, 2020

3.2	Amended and Restated Bylaws of Root, Inc.					X

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

10.1	Root, Inc. Non-Employee Director Compensation Policy					X

10.2	Form of Root, Inc. 2020 Equity Incentive Plan RSU Award Grant Notice and Award Agreement					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned.

Root, Inc.

Date: May 6, 2021	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Root, Inc.

Date: May 6, 2021	By:	/s/ Daniel Rosenthal
Daniel Rosenthal
Chief Financial Officer
(Principal Financial Officer)

Root, Inc.

Date: May 6, 2021	By:	/s/ Megan Binkley
Megan Binkley
Chief Accounting Officer
(Principal Accounting Officer)