Form 10-Q
period 2021-06-30
Root, Inc.
filed 2021-08-12
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
N/A
(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	ROOT	The Nasdaq Stock Market LLC
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 114,186,275 and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 139,509,179.

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
•our goal to be licensed in all states in the United States and the timing of obtaining additional licenses and launching in new states, including into Washington State by the end of the year;
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
•our ability to implement the features discussed herein, reduce customer acquisition costs, and realize other expected benefits related to the Carvana partnership;
•our ability to secure regulatory approval and close the Carvana agreement within the expected timeframe or at all;

•our ability to protect our intellectual property and any costs associated therewith;
•our ability to expand domestically and internationally;
•our ability to build an embedded insurance offering;
•our ability to drive a significant long-term competitive advantage through our partnership with Carvana;
•our ability to deliver a vertically integrated customer experience;
•our ability to develop products that utilize our telematics to drive better customer satisfaction and retention;
•our ability to develop an autonomous claims experience;
•our ability to take rate action early and react to changing environments;
•our ability to raise additional capital on commercially acceptable terms or at all;
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
We may announce material business and financial information to our investors using our investor relations website (ir.joinroot.com). We therefore encourage investors and others interested in Root to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or SEC, webcasts, press releases and conference calls.

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	June 30,	December 31,
	2021	2020
	(in millions, except par value )
Assets
Investments:
Fixed maturities available-for sale, at fair value (amortized cost: $132.3 and $215.4 at June 30, 2021 and December 31, 2020, respectively)	$134.4	$221.0
Short-term investments (amortized cost: $0.3 and $3.0 at June 30, 2021 and December 31, 2020, respectively)	0.3	3.0
Other investments	0.8	0.5
Total investments	135.5	224.5
Cash and cash equivalents	973.1	1,112.8
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $3.2 and $3.5 at June 30, 2021 and December 31, 2020, respectively	160.2	130.1
Reinsurance recoverable	142.0	124.8
Prepaid reinsurance premiums	111.5	112.8
Other assets	64.4	56.3
Total assets	$1,587.7	$1,762.3
Liabilities and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$272.5	$237.2
Unearned premiums	195.8	157.1
Long-term debt	197.1	188.2
Reinsurance premiums payable	68.6	89.1
Accounts payable and accrued expenses	70.8	48.0
Other liabilities	20.9	10.3
Total liabilities	825.7	729.9
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100.0 shares authorized, zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 114.0 and 59.4 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value, 269.0 shares authorized, 139.7 and 192.2 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost	(0.8)	(0.8)
Additional paid-in capital	1,786.9	1,775.6
Accumulated other comprehensive income	2.1	5.6
Accumulated loss	(1,026.2)	(748.0)
Total stockholders’ equity	762.0	1,032.4
Total liabilities and stockholders’ equity	$1,587.7	$1,762.3
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Revenues:
Net premiums earned	$81.2	$115.7	$140.3	$233.5
Net investment income	0.7	1.3	1.6	3.2
Net realized gains on investments	—	0.1	2.4	0.1
Fee and other income	7.9	4.3	14.1	8.6
Total revenues	89.8	121.4	158.4	245.4
Operating expenses:
Loss and loss adjustment expenses	110.2	97.3	170.1	227.2
Sales and marketing	111.7	17.4	180.1	53.2
Other insurance (benefit) expense	(1.5)	15.3	0.9	26.6
Technology and development	17.5	11.3	31.3	27.3
General and administrative	24.0	11.3	42.4	42.2
Total operating expenses	261.9	152.6	424.8	376.5
Operating loss	(172.1)	(31.2)	(266.4)	(131.1)
Interest expense	(6.5)	(7.7)	(11.8)	(13.4)
Loss before income tax expense	(178.6)	(38.9)	(278.2)	(144.5)
Income tax expense	—	—	—	—
Net loss	(178.6)	(38.9)	(278.2)	(144.5)
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	—	6.7	(3.5)	4.9
Comprehensive loss	$(178.6)	$(32.2)	$(281.7)	$(139.6)
Loss per common share: basic and diluted (both Class A and B)	$(0.72)	$(1.03)	$(1.12)	$(3.74)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	248.9	37.9	248.0	38.6
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—March 31, 2021	—	$—	86.5	166.4	$—	4.6	$(0.8)	$1,780.6	$2.1	$(847.6)	$934.3
Net loss	—	—	—	—	—	—	—	—	—	(178.6)	(178.6)
Conversion of Class B to Class A	—	—	26.8	(26.8)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	1.0	0.1	—	—	—	1.1	—	—	1.1
Reclassification of early-exercised stock options from liabilities	—	—	(0.3)	—	—	—	—	0.3	—	—	0.3
Common stock—share-based compensation expense	—	—	—	—	—	—	—	4.9	—	—	4.9
Balance—June 30, 2021	—	$—	114.0	139.7	$—	4.6	$(0.8)	$1,786.9	$2.1	$(1,026.2)	$762.0

Balance—January 1, 2021	—	$—	59.4	192.2	$—	4.6	$(0.8)	$1,775.6	$5.6	$(748.0)	$1,032.4
Net loss	—	—	—	—	—	—	—	—	—	(278.2)	(278.2)
Changes in other comprehensive loss	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Conversion of Class B to Class A	—	—	52.9	(52.9)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	2.0	0.4	—	—	—	3.4	—	—	3.4
Reclassification of early-exercised stock options from liabilities	—	—	(0.3)	—	—	—	—	0.7	—	—	0.7
Common stock—share-based compensation expense	—	—	—	—	—	—	—	7.2	—	—	7.2
Balance—June 30, 2021	—	$—	114.0	139.7	$—	4.6	$(0.8)	$1,786.9	$2.1	$(1,026.2)	$762.0

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - UNAUDITED (CONTINUED)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—March 31, 2020	161.8	$560.4	—	41.9	$—	4.5	$(0.1)	$36.5	$(1.2)	$(490.6)	$(455.4)
Net loss	—	—	—	—	—	—	—	—	—	(38.9)	(38.9)
Changes in other comprehensive income	—	—	—	—	—	—	—	—	6.7	—	6.7
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	—	0.1	—	—	—	—	—	—	—
Reclassification of early-exercised stock options from liabilities	—	—	—	(0.2)	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	—	—	0.5	—	—	0.5
Settlement of related party loan	—	—	—	(0.4)	—	0.1	(0.7)	0.5	—	—	(0.2)
Balance—June 30, 2020	161.8	$560.4	—	41.4	$—	4.6	$(0.8)	$37.6	$5.5	$(529.5)	$(487.2)

Balance—January 1, 2020	158.9	$560.4	—	44.4	$—	4.5	$(0.1)	$10.5	$0.6	$(385.0)	$(374.0)
Net loss	—	—	—	—	—	—	—	—	—	(144.5)	(144.5)
Changes in other comprehensive income	—	—	—	—	—	—	—	—	4.9	—	4.9
Tender offer and subsequent conversion	2.9	—	—	(2.9)	—	—	—	25.1	—	—	25.1
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	—	0.5	—	—	—	0.3	—	—	0.3
Reclassification of early-exercised stock options from liabilities	—	—	—	(0.2)	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	—	—	1.1	—	—	1.1
Settlement of related party loan	—	—	—	(0.4)	—	0.1	(0.7)	0.5	—	—	(0.2)
Balance—June 30, 2020	161.8	$560.4	—	41.4	$—	4.6	$(0.8)	$37.6	$5.5	$(529.5)	$(487.2)

See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net loss	$(278.2)	$(144.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7.2	1.1
Tender offer	—	25.1
Depreciation and amortization	7.2	7.1
Bad debt expense	9.4	11.2
Warrants fair value adjustment	—	2.4
Payment-in-kind interest expense	5.8	4.5
Net realized gains on investments	(2.4)	(0.1)
Changes in operating assets and liabilities:
Premiums receivable	(39.5)	(18.6)
Reinsurance recoverable	(17.2)	(17.4)
Prepaid reinsurance premiums	1.3	(23.4)
Other assets	3.3	(3.7)
Losses and loss adjustment expenses reserves	35.3	49.6
Unearned premiums	38.7	10.7
Reinsurance premiums payable	(20.5)	33.9
Accounts payable and accrued expenses	23.0	(0.1)
Other liabilities	0.1	(0.2)
Net cash used in operating activities	(226.5)	(62.4)
Cash flows from investing activities:
Purchases of investments	(6.8)	(118.8)
Proceeds from maturities, call and pay downs of investments	23.9	17.7
Sales of investments	70.2	5.7
Capitalization of internally developed software	(3.2)	(2.4)
Purchases of fixed assets	(1.5)	(1.5)
Net cash provided by (used in) investing activities	82.6	(99.3)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	4.7	0.3
Purchase of treasury stock	—	(0.2)
Debt issuance costs	—	(0.1)
Repayments of long-term debt	(0.5)	(13.0)
Net cash provided by (used in) financing activities	4.2	(13.0)
Net decrease in cash, cash equivalents and restricted cash	(139.7)	(174.7)
Cash, cash equivalents and restricted cash at beginning of period	1,113.8	416.6
Cash, cash equivalents and restricted cash at end of period	$974.1	$241.9
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, or Root Property & Casualty Company, a Delaware-domiciled insurance company together with Root, Inc. “we,” “us” or “our”. We were formed in 2015 and began writing personal auto insurance in July 2016.
We are a technology company operating a direct-to-consumer model with the majority of our personal insurance customers acquired through mobile applications. We offer auto and renters insurance products underwritten by Root Insurance Company and Root Property & Casualty Company.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021, or the 2020 10-K.
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
COVID-19—In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. We, and other businesses within the insurance industry, have been impacted by certain individual state bulletins that were issued in 2020 and outlined COVID-19 premium relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance payments for up to 60 days and restrictions on increasing policy premiums. The COVID-19 pandemic has impacted and may further impact the broader economic environment, including negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates. As the COVID-19 pandemic continues, there is uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. Accordingly, we cannot predict the impact that it may have on our future results of operations and financial condition.
Recently Adopted Financial Accounting Standards—In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of related cash flows. We adopted ASU 2016-02 on January 1, 2021.

We elected various practical expedients which include: not applying the amended lease accounting guidance to comparative periods; including the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct costs; and excluding leases with a term of 12 months or less from lease liability and right-of-use asset recognition. We did not elect the hindsight practical expedient.
Our lease agreements contain lease components and non-lease components, both of which we have elected to account for as a single lease component for our real estate asset class. Operating lease expense for operating lease right-of-use assets is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain to do so and there is a significant economic incentive to exercise that option.
Upon adoption of ASU 2016-02, we recognized an operating lease liability of $16.2 million and corresponding right-of-use asset of $9.9 million, which includes the effect of $6.3 million from reclassifying previously recognized deferred rent and lease exit liabilities as an offset, in accordance with the transition guidance. These lease assets and liabilities are recorded as other assets and other liabilities on the condensed consolidated balance sheets. This transition adjustment was reflected as a non-cash transaction in our condensed consolidated statements of cash flows. The transition did not have a material impact on our results of operations, liquidity or debt covenant compliance under our current debt agreements. For additional information refer to Note 6, “Leases.”
Upcoming Accounting Pronouncements—We currently qualify as an "emerging growth company," or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, whereby we have the option to adopt new or revised accounting guidance within the same time periods as private companies. We have elected this option, but may ultimately determine it is preferable to take advantage of early adoption provisions offered within the applicable guidance. As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700 million. We will follow the adoption criteria for public companies and reflect such adoption criteria in our Annual Report on Form 10-K for the 2021 fiscal year.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment measurement of financial assets, including reinsurance recoverables, available-for-sale securities, and premium receivables, by requiring an entity to recognize an allowance for expected credit losses as a contra asset, rather than impairment as losses are incurred. The amended guidance is intended to result in more timely recognition of expected credit losses and enhance the accounting and disclosure of credit losses on financial assets. The ASU requires a cumulative-effect change to retained earnings in the period of adoption and prospective changes on previously recorded impairments, to the extent applicable. Upon losing EGC status as of December 31, 2021, we will adopt this guidance retroactively to January 1, 2021. We are currently evaluating the impact of this ASU.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$21.6	$0.1	$(0.1)	$21.6
Municipal securities	20.0	0.5	(0.1)	20.4
Corporate debt securities	49.6	1.2	(0.1)	50.7
Residential mortgage-backed securities	4.8	—	—	4.8
Commercial mortgage backed securities	29.7	0.5	—	30.2
Other debt obligations	6.6	0.1	—	6.7
Total fixed maturities	132.3	2.4	(0.3)	134.4
Short-term investments	0.3	—	—	0.3
Total	$132.6	$2.4	$(0.3)	$134.7

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$16.9	$0.1	$—	$17.0
Municipal securities	22.6	0.8	—	23.4
Corporate debt securities	87.5	3.1	(0.1)	90.5
Residential mortgage-backed securities	7.8	—	—	7.8
Commercial mortgage backed securities	57.1	1.3	—	58.4
Other debt obligations	23.5	0.4	—	23.9
Total fixed maturities	215.4	5.7	(0.1)	221.0
Short-term investments	3.0	—	—	3.0
Total	$218.4	$5.7	$(0.1)	$224.0
Other Investments
Other investments consist of private equity investments without a readily determinable fair value. We elected to account for these investments at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. As of June 30, 2021 and December 31, 2020, other investments were $0.8 million and $0.5 million, respectively. There were no impairments recognized on other investments for the three and six months ended June 30, 2021 or 2020.

The following tables reflect the gross unrealized losses and fair value of bonds, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
U.S. Treasury securities and agencies	$19.6	$(0.1)	$—	$—	$19.6	$(0.1)
Municipal securities	5.0	(0.1)	—	—	5.0	(0.1)
Corporate debt securities	5.8	(0.1)	—	—	5.8	(0.1)
Residential mortgage-backed securities	2.7	—	0.3	—	3.0	—
Commercial mortgage-backed securities	2.1	—	—	—	2.1	—
Total bonds	$35.2	$(0.3)	$0.3	$—	$35.5	$(0.3)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
U.S. Treasury securities and agencies	$15.7	$—	$—	$—	$15.7	$—
Municipal securities	2.3	—	—	—	2.3	—
Corporate debt securities	2.9	(0.1)	—	—	2.9	(0.1)
Residential mortgage-backed securities	3.7	—	—	—	3.7	—
Commercial mortgage-backed securities	4.9	—	—	—	4.9	—
Other debt obligations	0.1	—	—	—	0.1	—
Total bonds	$29.6	$(0.1)	$—	$—	$29.6	$(0.1)

There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2021 or 2020.
The following table reflects the gross and net realized gains and losses on short-term investments and fixed maturities that have been included in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Realized gains on investments	$—	$0.1	$2.5	$0.1
Realized losses on investments	—	—	(0.1)	—
Net realized gains on investments	$—	$0.1	$2.4	$0.1

The following table sets forth the amortized cost and fair value of short-term investments and fixed maturity securities by contractual maturity at June 30, 2021:

	June 30, 2021
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$6.8	$6.9
Due after one year through five years	102.8	104.5
Due five years through 10 years	6.2	6.2
Due after 10 years	16.8	17.1
Total	$132.6	$134.7
The following table sets forth the components of net investment income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Interest on bonds	$0.6	$1.2	$1.3	$2.1
Interest on deposits and cash equivalents	0.3	0.2	0.6	1.3
Total	0.9	1.4	1.9	3.4
Investment expense	(0.2)	(0.1)	(0.3)	(0.2)
Net investment income	$0.7	$1.3	$1.6	$3.2
The following tables summarize the credit ratings of investments at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$72.4	$73.1	54.3%
AA+, AA, AA-, A-1	14.7	15.1	11.2
A+, A, A-	34.4	35.1	26.1
BBB+, BBB, BBB-	11.1	11.4	8.4
Total	$132.6	$134.7	100.0%

	December 31, 2020
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$116.5	$118.7	53.0%
AA+, AA, AA-, A-1	22.7	23.3	10.4
A+, A, A-	57.5	59.4	26.5
BBB+, BBB, BBB-	21.7	22.6	10.1
Total	$218.4	$224.0	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$21.6	$—	$—	$21.6
Municipal securities	—	20.4	—	20.4
Corporate debt securities	—	50.7	—	50.7
Residential mortgage-backed securities	—	4.8	—	4.8
Commercial mortgage-backed securities	—	30.2	—	30.2
Other debt obligations	—	6.7	—	6.7
Total fixed maturities	21.6	112.8	—	134.4
Short-term investments	—	0.3	—	0.3
Cash equivalents	336.5	—	—	336.5
Total assets at fair value	$358.1	$113.1	$—	$471.2

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$17.0	$—	$—	$17.0
Municipal securities	—	23.4	—	23.4
Corporate debt securities	—	90.5	—	90.5
Residential mortgage-backed securities	—	7.8	—	7.8
Commercial mortgage-backed securities	—	58.4	—	58.4
Other debt obligations	—	23.9	—	23.9
Total fixed maturities	17.0	204.0	—	221.0
Short-term investments	2.2	0.8	—	3.0
Cash equivalents	568.4	—	—	568.4
Total assets at fair value	$587.6	$204.8	$—	$792.4
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The carrying amount of long-term debt is recorded at historical amounts. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of June 30, 2021 and December 31, 2020, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of June 30, 2021	Estimated Fair Value as of June 30, 2021	Carrying Amount as of December 31, 2020	Estimated Fair Value as of December 31, 2020
	(dollars in millions)
Long-term debt	$197.1	$215.1	$188.2	$209.0
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Six Months Ended June 30,
	2021	2020
	(dollars in millions)
Gross loss and LAE reserves, January 1	$237.2	$140.7
Reinsurance recoverable on unpaid losses	(79.6)	(18.9)
Net loss and LAE reserves, January 1	157.6	121.8
Net incurred loss and LAE related to:
Current year	178.7	213.7
Prior years	(8.6)	13.0
Total incurred	170.1	226.7
Net paid loss and LAE related to:
Current year	81.3	105.9
Prior years	55.7	83.5
Total paid	137.0	189.4
Net loss and LAE reserves, June 30	190.7	159.1
Plus reinsurance recoverable on unpaid losses	81.8	31.2
Gross loss and LAE reserves, June 30	$272.5	$190.3
Incurred losses and LAE attributable to prior accident years was a decrease of $8.6 million and an increase of $13.0 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, the development of incurred losses related to prior periods was primarily related to lower-than-expected reported losses on bodily injury and uninsured motorist bodily injury claims and greater than expected recoveries from subrogation and salvage from 2020. For the six months ended June 30, 2020, the development of incurred losses related to prior periods was primarily related to higher-than-expected reported losses on bodily injury, uninsured and under-insured bodily injury, property damage and collision coverages.
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
Operating lease right-of-use assets and corresponding operating lease liabilities are recognized upon the commencement date based primarily on the present value of lease payments over the lease term. We use the implicit rate of the lease, if it is readily determinable, in determining the present value of lease payments. Our leases generally do not provide an implicit rate. Therefore, we use a collateralized incremental borrowing rate that incorporates information available at commencement date, including our company-specific interest rates from recent debt issuances, which we adjust to remove the LIBOR component in order to obtain our company-specific interest rate risk. We also leverage commercial mortgage-backed securities, or CMBS, rates, for transactions with similar values, origination dates, geographies and property types as the respective lease, which are adjusted using linear interpolation if the lease term falls between the published CMBS terms. As of June 30, 2021, our leases had a weighted-average discount rate of 10.8%. Our leases have remaining lease terms from approximately one year up to approximately seven years with a weighted-average remaining lease term of 4.8 as of June 30, 2021.
As of June 30, 2021, we recognized an operating lease liability of $15.3 million and corresponding right-of-use asset of $9.3 million. Operating lease liabilities are included in other liabilities and operating lease right-of-use assets are included in other assets in our condensed consolidated balance sheets. For the three and six months ended June 30, 2021, we recognized operating lease costs of $0.8 million and $1.5 million, respectively. Variable lease expense and short-term lease expense recognized during the three and six months ended June 30, 2021 were not material. Moreover, we recognized operating cash flows paid for amounts included in the measurement of operating lease liabilities of $1.2 million.
We also sublease certain office space, resulting in sublease income. Sublease income and the related assets and cash flows are not material to our condensed consolidated financial statements as of and for the three and six months ended June 30, 2021. Sublease income is recognized as a reduction to operating lease expense in our condensed consolidated statements of operations and comprehensive loss.
Future lease payments as of June 30, 2021 were as follows:

Operating Leases
(dollars in millions)
Remainder of 2021	$2.0
2022	4.3
2023	4.4
2024	4.3
2025	1.5
2026 and thereafter	3.1
Total future lease payments	19.6
Less: imputed interest	(4.3)
Total lease liabilities	$15.3

As previously disclosed in our 2020 10-K under the prior lease accounting guidance, the following table summarizes, by remaining maturity, future commitments related to operating leases and other arrangements as of December 31, 2020:

Operating Leases
(dollars in millions)
2021	$3.9
2022	4.4
2023	4.4
2024	4.3
2025	1.5
2026 and thereafter	3.1
Total	$21.6
7.LONG-TERM DEBT
Term Loan A is a term loan we have outstanding with a group of syndicated financial institutions which matures on October 15, 2021. Interest is paid monthly and is determined on a floating interest rate calculated on the one-month LIBOR plus an applicable margin of 4%. As a part of the amended Term Loan A, the syndicate committed, pro rata, to a new $100 million revolving loan. Commitment fees accrue at 0.50% per annum on the daily amount of unused revolving loan and is paid quarterly. For any amounts drawn on the revolving loan, interest accrues and is paid consistent with Term Loan A. In addition, there is a letter of credit fee of 4% per annum on the average daily amount of issued letters of credit against the revolver and a 0.125% per annum fronting fee based on the average daily amount of letter of credit exposure. We have no letters of credit outstanding or amounts drawn against the revolving loan as of June 30, 2021.
Term Loan B is a note we issued to a private equity investor that matures on November 25, 2024. Interest is determined on a floating interest rate calculated on the three-month LIBOR plus an applicable margin of 10.5%. We currently pay interest pursuant to the terms of the loan agreements and have the option to pay-in-kind, or PIK, on Term Loan B until October 15, 2021. PIK interest is added to the principal balance every three months until we no longer PIK interest, at which point interest is paid quarterly. We have elected to PIK interest on Term Loan B from the original date of closing through June 30, 2021. Deferred PIK interest was $3.4 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively. Deferred PIK interest was $5.8 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively. Deferred PIK interest is recognized as interest expense in the condensed consolidated statements of operations and comprehensive loss.
The following summarizes the carrying value of long-term debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(dollars in millions)
Term Loan A	$99.0	$99.5
Term Loan B	100.0	100.0
Total	199.0	199.5

Accrued interest payable	16.2	10.2
Unamortized discount and debt issuance costs	(18.1)	(21.5)
Total	$197.1	$188.2

8.INCOME TAXES
The consolidated effective tax rate was zero for the three and six months ended June 30, 2021 and 2020. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of June 30, 2021 and December 31, 2020, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

9.SHARE-BASED COMPENSATION
We maintain an equity incentive plan, the 2020 Equity Incentive Plan, or the 2020 Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of June 30, 2021, we had 24.7 million common shares authorized and available for issuance under the 2020 Plan.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.5	$—	$0.6	$0.5
Sales and marketing	0.2	—	0.2	1.0
Other insurance expense	0.4	—	0.5	0.9
Technology and development	1.5	0.2	1.8	5.3
General and administrative	2.3	0.3	4.1	18.5
Total share-based compensation expense	$4.9	$0.5	$7.2	$26.2

The following table provides total share-based compensation expense by type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$4.2	$—	$4.8	$—
Stock option expense	0.7	0.5	2.4	26.2
Total share-based compensation expense	$4.9	$0.5	$7.2	$26.2
In March 2020, a current investor completed a tender offer for vested common stock from shareholders, many of whom were employees or members of the Board of Directors. To encourage participation, the tender offer was made at a price in excess of the fair value of our common stock. As a result, we recognized $25.1 million of share-based compensation expense during the six months ended June 30, 2020.
As of June 30, 2021, there was $7.4 million and $66.1 million of unrecognized compensation cost related to nonvested stock options and restricted stock units, respectively. The remaining costs are expected to be recognized over a period of approximately six and four years, respectively.

Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30, 2021
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2021	0.4	$18.41	$6.2
Granted	5.8	11.55
Vested	—	16.88	0.4
Forfeited, expired or canceled	(0.2)	12.34
Nonvested at June 30, 2021	6.0	$11.96	$64.6
Stock Options
A summary of option activity for the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30, 2021
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2021	10.4	$2.39	7.75	$137.7
Granted	—	10.82
Exercised	(2.3)	1.83		23.3
Forfeited, expired or canceled	(0.7)	4.62
Outstanding and exercisable at June 30, 2021	7.4	$2.44	7.22	$61.8
10.COMMITMENTS AND CONTINGENCIES
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933, in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
On March 25, 2021, a purported class action complaint was filed against the Company, certain of its current officers and directors, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01301) on behalf of certain Root shareholders. This matter was voluntarily dismissed on May 12, 2021.

We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.
$1.7
11.OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in our accumulated other comprehensive income (loss), or AOCI, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Change in net unrealized gains on investments:
Accumulated other comprehensive income (loss) beginning balance	$2.1	$(1.2)	$5.6	$0.6
Other comprehensive income (loss) before reclassifications	—	6.8	(1.1)	5.0
Net realized gains on investments reclassified from AOCI to net loss	—	(0.1)	(2.4)	(0.1)
Net current period other comprehensive income (loss)	—	6.7	(3.5)	4.9
Accumulated other comprehensive income ending balance	$2.1	$5.5	$2.1	$5.5

12. LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net loss	$(178.6)	$(38.9)	$(278.2)	$(144.5)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	248.9	37.9	248.0	38.6
Loss per common share: basic and diluted (both Class A and B)	$(0.72)	$(1.03)	$(1.12)	$(3.74)
We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2021	2020
	(in millions)
Options to purchase common stock	7.4	12.1
Nonvested shares subject to repurchase	3.9	5.8
Restricted stock units	6.0	0.1
Redeemable convertible preferred stock (as converted to common stock)	—	161.8
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	0.6
Total	17.3	180.4

13.GEOGRAPHICAL BREAKDOWN OF DIRECT WRITTEN PREMIUM
Direct written premium, or DWP, by state is as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of DWP	Amount	% of DWP	Amount	% of DWP	Amount	% of DWP
State	(dollars in millions)
Texas	$37.4	21.1%	$30.9	21.7%	$80.4	21.2%	$65.2	21.3%
Georgia	20.7	11.7	19.4	13.6	39.7	10.5	37.6	12.3
Louisiana	10.3	5.8	5.8	4.1	20.6	5.4	12.6	4.1
Pennsylvania	9.3	5.3	6.7	4.7	19.7	5.2	15.2	5.0
Nevada	8.2	4.6	4.1	2.9	16.5	4.3	7.5	2.4
Utah	7.9	4.5	6.2	4.4	16.5	4.3	12.2	4.0
Colorado	7.5	4.2	4.4	3.1	16.4	4.3	8.4	2.7
Missouri	5.5	3.1	6.0	4.2	13.4	3.5	13.5	4.4
Arizona	5.4	3.0	6.5	4.6	12.7	3.3	15.0	4.9
South Carolina	6.5	3.7	1.2	0.8	12.6	3.3	4.3	1.4
All others states	58.4	33.0	51.1	35.9	131.1	34.7	115.0	37.5
Total	$177.1	100.0%	$142.3	100.0%	$379.6	100.0%	$306.5	100.0%

14.SUBSEQUENT EVENTS
On August 11, 2021, we and Carvana (“CVNA”) announced an investment agreement, or agreement, to embed Root’s telematics-based auto insurance products into Carvana’s industry-leading, online car buying platform, or Integrated Platform. In connection with the agreement, Carvana will invest approximately $126 million of primary capital in a convertible preferred security, convertible at $9.00 per share, into approximately 14 million Class A shares of Root, or an ownership interest of 5.0% on a fully-diluted basis as of August 11, 2021.
The agreement also includes eight tranches of warrants that will be issued to Carvana (three tranches of which are “short-term warrants” and five tranches of which are “long-term warrants”). The short-term warrants will expire three years following the earlier of the date of completion of the Integrated Platform or 18 months following closing (such earlier date, the “Reference Date”) and long-term warrants will expire five years after the Reference Date. The short-term warrants will have exercise prices of $10.00 to $12.00 and the long-term warrants will have exercise prices of $10.00 to $30.00. The warrants will be subject to certain conditions to exercise, including relating to the achievement of defined milestones tied to the development of the Integrated Platform and insurance sales through the Integrated Platform. These warrants would enable Carvana to acquire additional shares of Class A Common Stock, up to an amount representing 29.9% of the aggregate number of issued and outstanding shares of the Company’s common stock (including shares of the Company’s Class B common stock) on a fully-diluted basis as of August 11, 2021.
The exclusive partnership includes a commercial arrangement incorporating agent commissions payable to Carvana for policy origination, and an enterprise total loss replacement vehicle solution.
We plan to close the transaction during the second half of 2021, subject to customary regulatory approvals.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on March 4, 2021, or the 2020 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the 2020 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Our Business
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate a direct-to-consumer model in which we currently acquire the majority of our customers through mobile applications.
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
The Root advantage is derived from our unique ability to segment individual risk based on complex behavioral data and proprietary telematics, a customer experience built for ease of use and a product offering made possible with our full-stack insurance structure. These are all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain – from customer acquisition to underwriting to claims and administration to ongoing customer engagement.
Our model benefits from portfolio maturity. As we scale the business rapidly our results are disproportionately weighted towards new customers compared to traditional insurance carriers. As we build an underlying base of recurring customers, we expect the following financial impacts:
•Improved loss ratio. Renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals driving down the total loss ratio across our portfolio.
•Reduced marketing as a percentage of premium. Recurring customer premiums have no associated customer acquisition costs and minimal underwriting costs, driving profitability. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals without associated marketing costs.
•Improved retention. As a young insurance carrier weighted towards new customers, we naturally have a higher percentage of more frequent shoppers. As our business tenures and our flywheel spins allowing us to increase our pricing advantage, we will have the opportunity to acquire more long-standing customers and retain those that might naturally shop frequently. In addition to our pricing advantage, our expanding relationships with customers through product bundling has also demonstrated improvement in retention.
•Increased revenue per customer. Our product expansion provides an opportunity to generate additional premium and fee income per customer without material incremental marketing cost.

We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. This allows us to operate with a cost to acquire and cost to serve advantage. We efficiently acquire customers directly through multiple channels, including digital (performance), strategic partnerships, channel media and referrals. Our marketing costs have historically been well below industry averages. Today, we acquire the vast majority of our customers through our mobile app and mobile website. We believe that continued investment in and diversification of our marketing channels, including a focus on embedded insurance through our strategic partnership channel and leveraging proprietary data science and technology to scale our internal sales agent program and build out independent agent products and relationships, will position us for more sustainable, long-term and profitable growth. Additionally, we are realizing operating efficiencies as we scale against our fixed expense base. Our claims management expenses, as represented by our loss adjustment expenses, or LAE, are in line with peers within only three years of bringing claims management in-house and are expected to improve as we further embed machine learning into our processes.
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
As a rapidly growing full-stack insurance company, we currently employ a “capital light” model, which utilizes a variety of reinsurance structures at elevated levels of reinsurance. These reinsurance structures deliver three core objectives: (1) top-line growth without a commensurate increase in regulatory capital requirements; (2) support of customer acquisition costs and (3) protection from outsized losses or tail events. We expect to maintain an elevated level of third-party quota share reinsurance while rapidly growing our business in order to operate a capital light business model. As our business scales, we expect to have the flexibility to reduce our quota share levels to maximize the return to shareholders.
Given the significant impact of reinsurance on our results of operations, we use certain direct basis key performance indicators to manage and measure our business operations and enhance investor understanding of our business model prior to reinsurance. We believe our long-term success will be determined by the progression of our direct metrics. Results of operations on a direct basis alone are not achievable under our regulatory landscape given our top-line growth and resulting capital requirements, which are relieved, in part, by obtaining reinsurance. The direct basis metrics include direct written premium, direct earned premium, direct contribution, ratio of direct contribution to total revenue, ratio of direct contribution to direct earned premium, direct loss ratio, direct LAE ratio and direct accident period loss ratio. For additional information, including definitions of these metrics, see “— Key Performance Indicators” and for a reconciliation of direct contribution to the most directly comparable generally accepted accounting principles in the United States, or GAAP, metric, see “— Non-GAAP Financial Measures.”
Recent Developments Affecting Comparability
COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, “shelter in place” orders, or SIPs, and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. We, and other businesses within the insurance industry, have been impacted by certain individual state bulletins that were issued in 2020 and outlined COVID-19 premium relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. The COVID-19 pandemic has impacted and may further impact the broader economic environment, including negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates.
As a result of the SIPs that started to occur toward the end of March 2020, our customers drove less and we had a resulting decline in loss coverages during the first quarter of 2020. Most parts of the country eased COVID-19 related restrictions and began to return to customary levels of business activity during the second quarter of 2021.

We are now seeing miles driven exceed pre-COVID-19 levels, especially in the latter part of the current quarter. As a result of the increase in miles driven, we expect claims frequency to rebound accordingly. This has primarily impacted our LAE. The American Rescue Plan Act became law in March of 2021 and provided a third round of stimulus payments from the federal government to many American consumers. The easing of COVID-19 SIPs and these stimulus payments have led to an unexpected surge in interest in vehicle and auto insurance purchases. This elevated interest has resulted in a significant increase in customer acquisition and advertising campaigns in digital channels on the part of our competitors, increasing our customer acquisition costs. With the recent surge of the Delta variant of COVID-19 across the United States and increasing rates of COVID-19 cases and hospitalizations, it is unclear what the impact of the pandemic will be on the second half of 2021. As the COVID-19 pandemic continues, there is ongoing uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. See the section titled “Risk Factors” in the 2020 10-K for more details.
Comprehensive Reinsurance
We expect to continue to utilize reinsurance in the future, and our diversified approach to reinsurance allows us to be flexible in response to changes in market conditions or our own business changes, which allows us to strategically fuel growth and technology investment by optimizing the amount of capital required.
Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of auto insurance policies within the United States and, to a lesser extent, from the sale of renters insurance policies. We have agency operations that generate commission revenue by selling homeowners insurance policies on behalf of third-party insurance companies. We distribute website and app policy inquiry leads in geographies where we do not have a presence to third parties in exchange for fee revenue. We also generate revenue through fee income from our customers paying on installment and from net investment income earned on our investment portfolio.
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
Net Realized Gains on Investments
Net realized gains on investments represents the net positive difference between the amount received by us on the sale of an investment as compared to the investment’s cost basis.
Fee and Other Income
For those policyholders who pay premiums on an installment basis, we charge a flat fee for each installment related to the additional administrative costs associated with processing more frequent billing. Other income is primarily comprised of revenue earned from distributing website and app policy inquiry leads in geographies where we do not have a presence, commissions earned for homeowners policies placed with third-party insurance companies where we have no exposure to the insured risk, recognized on the effective date of the associated policy, and sale of enterprise technology products to provide telematics-based data collection and trip tracking, recognized ratably as the service is performed.

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
Sales and Marketing
Sales and marketing expense includes spend related to performance and partnership channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related Personnel Costs and Overhead. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred.
We plan to continue investing in and diversifying our marketing channels to attract and acquire new customers, increase our brand awareness, and expand our product offerings. We expect that sales and marketing will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near-term. We expect that, in the long-term, our sales and marketing will decrease as a percentage of revenue as the proportion of renewals to our total business increases.
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
Interest Expense
Interest expense is not an operating expense; therefore, we include these expenses below operating expenses. Interest expense primarily relates to interest incurred on our long-term debt; certain fees that are expensed as incurred; and amortization of debt issuance costs. In addition, changes in the fair value of warrant liabilities that were associated with our long-term debt are recorded as interest expense.

Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See the section titled “— Non-GAAP Financial Measures” for additional information regarding our use of adjusted gross profit/(loss) and direct contribution and their reconciliations to the most directly comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions, except Premiums per Policy)
Policies in Force
Auto	373,721	334,327	373,721	334,327
Renters	9,103	5,974	9,103	5,974
Premiums per Policy
Auto	$971	$909	$971	$909
Renters	$141	$139	$141	$139
Premiums in Force
Auto	$725.8	$607.8	$725.8	$607.8
Renters	$1.3	$0.8	$1.3	$0.8
Direct Written Premium	$177.1	$142.3	$379.6	$306.5
Direct Earned Premium	$180.7	$151.9	$340.9	$295.8
Gross Profit/(Loss)	$(18.9)	$8.8	$(12.6)	$(8.4)
Gross Margin	(21.0)%	7.2%	(8.0)%	(3.4)%
Adjusted Gross Profit/(Loss)	$(3.8)	$16.1	$13.2	$7.4
Direct Contribution	$(3.8)	$22.0	$22.8	$11.0
Ratio of Adjusted Gross Profit/(Loss) to Total Revenue	(4.2)%	13.3%	8.3%	3.0%
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium	(2.1)%	10.6%	3.9%	2.5%
Ratio of Direct Contribution to Total Revenue	(4.2)%	18.1%	14.4%	4.5%
Ratio of Direct Contribution to Direct Earned Premium	(2.1)%	14.5%	6.7%	3.7%
Direct Loss Ratio	89.9%	70.4%	81.0%	81.3%
Direct LAE Ratio	10.6%	8.5%	10.2%	9.5%
Direct Accident Period Loss Ratio	88.3%	66.2%	83.1%	73.0%
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
Direct Written Premium
We define direct written premium as the total amount of direct premium on policies that were bound during the period less the prorated impact of policy cancellations. We view direct written premium as an important metric because it is the metric that most closely correlates with our growth in direct earned premium. We use direct written premium, which excludes the impact of premiums ceded to reinsurers, to manage our business because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (direct loss ratio and direct LAE) are the key drivers of our future profit opportunities. Additionally, premiums ceded to reinsurers can change significantly based on the type and mix of reinsurance structures we use, and as such we have the optionality to fully retain the premiums from customers acquired in the future.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Numerator: Adjusted Gross Profit/(Loss)	$(3.8)	$16.1	$13.2	$7.4
Denominator: Total Direct Earned Premium	180.7	151.9	340.9	295.8
Ratio of Adjusted Gross Profit/(Loss) to Direct Earned Premium	(2.1)%	10.6%	3.9%	2.5%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Numerator: Direct Contribution	$(3.8)	$22.0	$22.8	$11.0
Denominator: Total Direct Earned Premium	180.7	151.9	340.9	295.8
Ratio of Direct Contribution to Direct Earned Premium	(2.1)%	14.5%	6.7%	3.7%
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$81.2	$115.7	$(34.5)	(29.8)%
Net investment income	0.7	1.3	(0.6)	(46.2)%
Net realized gains on investments	—	0.1	(0.1)	(100.0)%
Fee and other income	7.9	4.3	3.6	83.7%
Total revenues	89.8	121.4	(31.6)	(26.0)%
Operating expenses:
Loss and loss adjustment expenses	110.2	97.3	12.9	13.3%
Sales and marketing	111.7	17.4	94.3	542.0%
Other insurance (benefit) expense	(1.5)	15.3	(16.8)	(109.8)%
Technology and development	17.5	11.3	6.2	54.9%
General and administrative	24.0	11.3	12.7	112.4%
Total operating expenses	261.9	152.6	109.3	71.6%
Operating loss	(172.1)	(31.2)	(140.9)	N.M.
Interest expense	(6.5)	(7.7)	1.2	(15.6)%
Loss before income tax expense	(178.6)	(38.9)	(139.7)	N.M.
Income tax expense	—	—	—	—%
Net loss	(178.6)	(38.9)	(139.7)	N.M.
Other comprehensive income:
Changes in net unrealized gains on investments	—	6.7	(6.7)	(100.0)%
Comprehensive loss	$(178.6)	$(32.2)	$(146.4)	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned decreased $34.5 million, or (29.8)%, to $81.2 million for the three months ended June 30, 2021, compared to the same period ended in 2020. The decrease was primarily due to greater cessions of direct earned premium as a result of a change in reinsurance structure, partially offset by growth in direct earned premium between the periods.
During the three months ended June 30, 2021 and 2020, we ceded approximately 55.1% and 23.8% of our direct earned premiums to third-party reinsurers, respectively. The change in ceding percentage between the periods was driven by our evolving approach to our reinsurance structure, in an effort to produce a capital efficient model with reinsurance terms available to us in the market.

The following table presents direct written premium, ceded written premium, net written premium, direct earned premium, ceded earned premium and net earned premium for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Direct written premium	$177.1	$142.3	$34.8	24.5%
Ceded written premium	(109.7)	(37.7)	(72.0)	191.0%
Net written premium	67.4	104.6	(37.2)	(35.6)%

Direct earned premium	180.7	151.9	28.8	19.0%
Ceded earned premium	(99.5)	(36.2)	(63.3)	174.9%
Net earned premium	$81.2	$115.7	$(34.5)	(29.8)%
Direct earned premium growth was primarily due to a 24.5% increase in direct written premium from deeper market penetration across our U.S. state footprint. We also saw a 6.8% increase in Premium per Policy for automobile insurance primarily resulting from pricing increases in several U.S. states between the periods.
Fee and Other Income
Fee income increased $3.6 million, or 83.7%, to $7.9 million for the three months ended June 30, 2021 compared to the same period ended in 2020. The increase was primarily due to fee revenue from distributing web and app policy inquiry leads in geographies where we do not have a presence to third parties and an increase in customers making payments in installments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $12.9 million, or 13.3%, to $110.2 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to higher claims volume, increased claim severity and greater reserves related to the growth in policies in force for the three months ended June 30, 2021 compared to the prior year period, offset by greater cession of incurred losses as a result of a change in our reinsurance structure.
Direct accident period loss ratios increased to 88.3% from 66.2% for the three months ended June 30, 2021 and 2020, respectively. This change corresponds with the increase in our direct loss ratio to 89.9% from 70.4%, for the three months ended June 30, 2021 and 2020, respectively. The change in the ratios was driven by greater loss costs as severity per claim has increased and miles driven during the period exceeding pre-COVID-19 levels resulting in elevated claims frequency. This was partially offset by growth in average premium per policy.
Sales and Marketing
Sales and marketing expense increased $94.3 million, or 542.0%, to $111.7 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to increased investment in performance marketing of $73.0 million and branding and advertising of $18.4 million as we responded to unexpected changes in consumer behavior and increased customer acquisition and advertising campaigns in digital channels on the part of our competitors. We have focused on diversifying our marketing channels and evolving marketing investments to drive growth and deeper market penetration in the states in which we operate. During the three months ended June 30, 2020, there was a slowdown in digital marketing spend due to the uncertainty surrounding the COVID-19 pandemic.

Other Insurance (Benefit) Expense
Other insurance (benefit) expense decreased $16.8 million, or (109.8)%, to $(1.5) million for the three months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily driven by greater ceding commission contra-expense due to reinsurance structure changes of $19.7 million and lower premium write-offs of $2.6 million due to improved collections of premium receivables. These decreases were partially offset by greater underwriting costs of $3.9 million driven by growth in the core insurance business and personnel costs of $1.5 million as a result of an increase in headcount for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Technology and Development
Technology and development expense increased $6.2 million, or 54.9%, to $17.5 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by incremental investments in personnel and overhead resulting from growth of engineering and product teams of $3.8 million for the three months ended June 30, 2021 compared to the same period in 2020, as we continue to invest in developing and improving our technology platforms and infrastructure. In addition, in the three months ended June 30, 2021 we incurred an additional $1.3 million in share-based compensation expense compared to the same period in 2020 relating to our equity incentive plan.
General and Administrative
General and administrative increased $12.7 million, or 112.4%, to $24.0 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase was driven by $4.1 million in personnel costs across finance, legal and administrative teams as a result of an increase in headcount. In addition, professional service fees increased $2.7 million driven by overall growth and emerging compliance initiatives and we incurred an additional $2.0 million related to corporate insurance. Also, we incurred an additional $2.0 million in share-based compensation expense for the three months ended June 30, 2021 compared to the same period in 2020 relating to our equity incentive plan.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$140.3	$233.5	$(93.2)	(39.9)%
Net investment income	1.6	3.2	(1.6)	(50.0)%
Net realized gains on investments	2.4	0.1	2.3	2300.0%
Fee and other income	14.1	8.6	5.5	64.0%
Total revenues	158.4	245.4	(87.0)	(35.5)%
Operating expenses:
Loss and loss adjustment expenses	170.1	227.2	(57.1)	(25.1)%
Sales and marketing	180.1	53.2	126.9	238.5%
Other insurance expense	0.9	26.6	(25.7)	(96.6)%
Technology and development	31.3	27.3	4.0	14.7%
General and administrative	42.4	42.2	0.2	0.5%
Total operating expenses	424.8	376.5	48.3	12.8%
Operating loss	(266.4)	(131.1)	(135.3)	N.M.
Interest expense	(11.8)	(13.4)	1.6	(11.9)%
Loss before income tax expense	(278.2)	(144.5)	(133.7)	N.M.
Income tax expense	—	—	—	—%
Net loss	(278.2)	(144.5)	(133.7)	N.M.
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	(3.5)	4.9	(8.4)	(171.4)%
Comprehensive loss	$(281.7)	$(139.6)	$(142.1)	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned decreased $93.2 million, or (39.9)%, to $140.3 million for the six months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily due to greater cessions of direct earned premium as a result of a change in reinsurance structure, partially offset by growth in direct earned premium between the periods.
During the six months ended June 30, 2021 and 2020, we ceded approximately 58.8% and 21.1% of our direct earned premiums to third-party reinsurers, respectively. The change in ceding percentage between the periods was driven by our evolving approach to our reinsurance structure, in an effort to produce a capital efficient model with reinsurance terms available to us in the market.

The following table presents direct written premium, ceded written premium, net written premium, direct earned premium, ceded earned premium and net earned premium for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Direct written premium	$379.6	$306.5	$73.1	23.8%
Ceded written premium	(199.3)	(85.6)	(113.7)	132.8%
Net written premium	180.3	220.9	(40.6)	(18.4)%

Direct earned premium	340.9	295.8	45.1	15.2%
Ceded earned premium	(200.6)	(62.3)	(138.3)	222.0%
Net earned premium	$140.3	$233.5	$(93.2)	(39.9)%
Direct earned premium growth was primarily due to a 23.8% increase in direct written premium from deeper market penetration across our U.S. state footprint. We also saw a 6.8% increase in Premium per Policy for automobile insurance primarily resulting from pricing increases in several U.S. states between the periods.
Fee and Other Income
Fee income increased $5.5 million, or 64.0%, to $14.1 million for the six months ended June 30, 2021 compared to the same period ended in 2020. The increase was primarily due to fee revenue from distributing web and app policy inquiry leads in geographies where we do not have a presence to third parties and an increase in customers making payments in installments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $57.1 million, or (25.1)%, to $170.1 million for the six months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily due to greater cession of incurred losses as a result of a change in reinsurance structure for the six months ended June 30, 2021 compared to the prior year period, which more than offset the higher claims volume, increased claim severity, and greater reserves related to the growth in policies in force during the first half of 2021.
Direct accident period loss ratios increased to 83.1% from 73.0% for the six months ended June 30, 2021 and 2020, respectively. The change in the ratios was driven by greater loss costs due to increased severity per claim as a result of higher replacement parts cost and growth in used car values that outpaced expected inflation. Additionally, miles driven exceeded pre-COVID-19 levels resulting in elevated claims frequency. This was partially offset by growth in average premium per policy.
In addition, loss and LAE for the six months ended June 30, 2021 includes a decrease in incurred losses and LAE attributable to accident periods prior to 2021 of $8.6 million. This decrease relates to lower-than-expected reported losses on bodily injury and uninsured motorist claims bodily injury claims from 2020. In addition, recoveries from subrogation and salvage were higher than expected.
Sales and Marketing
Sales and marketing expense increased $126.9 million, or 238.5%, to $180.1 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily due to increased investment in performance marketing of $90.2 million and branding and advertising of $31.0 million as we responded to unexpected changes in consumer behavior and increased customer acquisition and advertising campaigns in digital channels on the part of our competitors. We have focused our marketing investments to drive growth and deeper market penetration in the states in which we operate. During the six months ended June 30, 2020, there was a slowdown in digital marketing spend due to the uncertainty surrounding the COVID-19 pandemic.
Other Insurance Expense
Other insurance expense decreased $25.7 million, or (96.6)%, to $0.9 million for the six months ended June 30, 2021 compared to the same period in 2020. The decrease was primarily driven by greater ceding commission contra-expense due to reinsurance structure changes of $32.7 million. This was partially offset by greater underwriting costs of $5.3 million due to growth in the core insurance business and $2.2 million in personnel costs as a result of an increase in headcount for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Technology and Development
Technology and development expense increased $4.0 million, or 14.7%, to $31.3 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was primarily driven by incremental investments in personnel and overhead resulting from growth of engineering and product teams of $5.2 million for the six months ended June 30, 2021 compared to the same period in 2020. In addition, we incurred a $2.1 million increase in software development expense, as we continue to invest in developing and improving our technology platforms and infrastructure. This was partially offset by lower share-based compensation expense of $3.5 million for the six months ended June 30, 2021 compared to the same period in 2020 primarily related to the secondary tender offer completed during the first quarter of 2020.
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

The following table provides a reconciliation of total revenue to adjusted gross profit/(loss) and direct contribution for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Total revenue	$89.8	$121.4	$158.4	$245.4
Loss and loss adjustment expenses	(110.2)	(97.3)	(170.1)	(227.2)
Other insurance benefit (expense)	1.5	(15.3)	(0.9)	(26.6)
Gross profit/(loss)	(18.9)	8.8	(12.6)	(8.4)
Gross margin	(21.0)%	7.2%	(8.0)%	(3.4)%
Less:
Net investment income	(0.7)	(1.3)	(1.6)	(3.2)
Net realized gains on investments	—	(0.1)	(2.4)	(0.1)
Adjustments from other insurance expense(1)	15.8	8.7	29.8	19.1
Adjusted gross profit/(loss)	$(3.8)	$16.1	$13.2	$7.4
Ceded earned premium	99.5	36.2	200.6	62.3
Ceded loss and LAE	(71.5)	(22.7)	(140.8)	(41.8)
Net ceding commission and other(2)	(28.0)	(7.6)	(50.2)	(16.9)
Direct contribution	$(3.8)	$22.0	$22.8	$11.0
Direct earned premium	$180.7	$151.9	$340.9	$295.8
Ratio of adjusted gross profit/(loss) to total revenue	(4.2)%	13.3%	8.3%	3.0%
Ratio of adjusted gross profit/(loss) to direct earned premium	(2.1)%	10.6%	3.9%	2.5%
Ratio of direct contribution to total revenue	(4.2)%	18.1%	14.4%	4.5%
Ratio of direct contribution to direct earned premium	(2.1)%	14.5%	6.7%	3.7%
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
Liquidity and Capital Resources
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of stock and debt and from sales of investments. Cash generated from operations is highly dependent on being able to efficiently acquire and maintain customers while pricing our insurance products appropriately. We are continuously evaluating alternatives for efficiently funding our ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of securities. In addition, we expect to meet our current debt obligations as they come due, including the $99.0 million of Term Loan A maturing in October of 2021, through refinancing, internally generated funds from operations or cash currently available. As of June 30, 2021, we had $973.1 million in cash and cash equivalents, of which $825.1 million was held outside of regulated insurance entities. As of June 30, 2021, $134.7 million was held in marketable securities. As of June 30, 2021 we had $100.0 million available under our revolving loan, of which there were no borrowings or letters of credit outstanding.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. treasury securities and agencies, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations. We believe that our existing cash and cash equivalents, marketable securities, borrowings under our revolving loan and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Company, a Delaware-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware. To date, our insurance subsidiaries have not paid any dividends and, as of June 30, 2021, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
As our insurance subsidiaries’ businesses grow, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of June 30, 2021, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority. At June 30, 2021, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 8:1, which we maintained.
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in millions)
Net cash used in operating activities	$(226.5)	$(62.4)
Net cash provided by (used in) investing activities	82.6	(99.3)
Net cash provided by (used in) financing activities	4.2	(13.0)
Net cash used in operating activities for the six months ended June 30, 2021 was $226.5 million compared to $62.4 million of net cash used in operating activities for the six months ended June 30, 2020. The increase was primarily due to the volume and timing of premium receipts, claims payments, reinsurance activity and accruals of accounts payable and expenses as well as the non-cash impact of the tender offer effected during the first quarter of 2020.
Net cash provided by investing activities for the six months ended June 30, 2021 was $82.6 million, primarily due to proceeds from sales, maturities, calls and pay downs of investments. Net cash used in investing activities for the six months ended June 30, 2020 was $99.3 million primarily due to purchases of corporate debt securities, commercial mortgage-backed securities, residential mortgage-backed securities and other debt obligations, partially offset by sales, maturities, calls and pay downs of investments.
Net cash provided by financing activities for the six months ended June 30, 2021 was $4.2 million, primarily due to proceeds from employees exercising stock options, net of tax proceeds (withholding), which was offset by a partial repayment of long term debt. Net cash used in financing activities for the six months ended June 30, 2020 was $13.0 million primarily due to the repayment of long-term debt.
Contractual Obligations
There have been no material changes to our contractual obligations from those described in our 2020 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and loss adjustment expense, premium write-offs and valuation allowance on our deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2020 10-K and the Notes to the Condensed Consolidated Financial Statements - Unaudited appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our 2020 10-K.
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
Election Under the Jumpstart Our Business Startups Act of 2012
We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to non-emerging growth companies or (2) within the same time periods as private companies.
We have elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act. As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700 million. We will be deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or Exchange Act, and will no longer qualify as an emerging growth company as of December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2020 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933, in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
On March 25, 2021, a purported class action complaint was filed against the Company, certain of its current officers and directors, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01301) on behalf of certain Root shareholders. This matter was voluntarily dismissed on May 12, 2021.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2020 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item IA, “Risk Factors” in the 2020 Annual Report on Form 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/2021 - 4/30/2021	—	—	—
5/1/2021 - 5/31/2021	21,773	1.42	—
6/1/2021 - 6/30/2021	3,542	2.40	—
All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our Class A and Class B common stock that had been issued upon early exercise of stock options. Pursuant to the associated option award agreements, upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.
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
The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory Department of Insurance, or DOI. “Extraordinary dividend” is defined under the Ohio Revised Code and Delaware Insurance Code, or Code, as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (a) 10% of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the 12-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2020, neither Root Insurance Company nor Root Property & Casualty were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.” included in the 2020 10-K.
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The Ohio DOI and the Delaware DOI may in the future adopt statutory provisions more restrictive than those currently in effect.
Further, both our Term Loan A and Term Loan B include covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making any cash dividend or other distributions and from repurchasing any of our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the applicable loan agreements.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits.
(a)Exhibits.

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.3	October 30, 2020

3.2	Amended and Restated Bylaws of Root, Inc.					X

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

10.1	Form of Root, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Option Agreement					X

10.2	Executive Employment Agreement by and between Caret Holdings, Inc. and Anirban Kundu, dated June 21, 2021					X

10.3	Investment Agreement, dated as of August 11, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.1	August 12, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Root, Inc.

Date: August 12, 2021	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Root, Inc.

Date: August 12, 2021	By:	/s/ Daniel Rosenthal
Daniel Rosenthal
Chief Financial Officer
(Principal Financial Officer)

Root, Inc.

Date: August 12, 2021	By:	/s/ Megan Binkley
Megan Binkley
Chief Accounting Officer
(Principal Accounting Officer)