Form 10-Q
period 2021-09-30
Root, Inc.
filed 2021-11-10
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2021, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 132.5 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 120.0 million.

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
•our expectations regarding our future financial performance, including total revenue, gross profit/(loss), adjusted gross profit/(loss), direct contribution, gross loss ratio, marketing costs, gross loss adjustment expense, or LAE, ratio, quota share levels and expansion of our renewal premium base;
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
•our ability to build an embedded insurance offering;
•our ability to expand our distribution channels through additional partnership relationships, digital media and referrals;
•our ability to implement the features discussed herein, reduce customer acquisition costs, and realize other expected benefits related to the partnership with Carvana Group, LLC, or Carvana;

•our ability to drive a significant long-term competitive advantage through our partnership with Carvana;
•our ability to successfully enter into a new term facility with BlackRock Financial Management, Inc., on the anticipated terms or at all;
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
•our ability to meet risk-based capital requirements;
•our ability to realize the benefits anticipated from our Texas county mutual fronting arrangement;
•our ability to expand domestically and internationally;
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

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	September 30,	December 31,
	2021	2020
	(in millions, except par value )
Assets
Investments:
Fixed maturities available-for sale, at fair value (amortized cost: $129.2 and $215.4 at September 30, 2021 and December 31, 2020, respectively)	$130.8	$221.0
Short-term investments (amortized cost: zero and $3.0 at September 30, 2021 and December 31, 2020, respectively)	—	3.0
Other investments	1.3	0.5
Total investments	132.1	224.5
Cash and cash equivalents	834.1	1,112.8
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $3.3 and $3.5 at September 30, 2021 and December 31, 2020, respectively	175.8	130.1
Reinsurance recoverable	176.4	124.8
Prepaid reinsurance premiums	114.7	112.8
Other assets	90.4	56.3
Total assets	$1,524.5	$1,762.3
Liabilities and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$300.7	$237.2
Unearned premiums	210.9	157.1
Long-term debt	201.7	188.2
Reinsurance premiums payable	89.0	89.1
Accounts payable and accrued expenses	41.5	48.0
Other liabilities	44.7	10.3
Total liabilities	888.5	729.9
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100.0 shares authorized, zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 127.0 and 59.4 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value, 269.0 shares authorized, 125.5 and 192.2 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost	(0.8)	(0.8)
Additional paid-in capital	1,794.4	1,775.6
Accumulated other comprehensive income	1.6	5.6
Accumulated loss	(1,159.2)	(748.0)
Total stockholders’ equity	636.0	1,032.4
Total liabilities and stockholders’ equity	$1,524.5	$1,762.3
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Revenues:
Net premiums earned	$85.1	$44.9	$225.4	$278.4
Net investment income	1.0	1.1	2.6	4.3
Net realized gains on investments	—	0.1	2.4	0.2
Fee and other income	7.7	4.4	21.8	13.0
Total revenues	93.8	50.5	252.2	295.9
Operating expenses:
Loss and loss adjustment expenses	114.4	76.1	284.5	303.3
Sales and marketing	65.4	36.9	245.5	90.1
Other insurance (benefit) expense	(4.5)	(26.3)	(3.6)	0.3
Technology and development	18.0	12.9	49.3	40.2
General and administrative	27.4	16.6	69.8	58.8
Total operating expenses	220.7	116.2	645.5	492.7
Operating loss	(126.9)	(65.7)	(393.3)	(196.8)
Interest expense	(6.1)	(19.5)	(17.9)	(32.9)
Loss before income tax expense	(133.0)	(85.2)	(411.2)	(229.7)
Income tax expense	—	—	—	—
Net loss	(133.0)	(85.2)	(411.2)	(229.7)
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	(0.5)	0.1	(4.0)	5.0
Comprehensive loss	$(133.5)	$(85.1)	$(415.2)	$(224.7)
Loss per common share: basic and diluted (both Class A and B)	$(0.53)	$(2.20)	$(1.65)	$(5.94)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	250.2	38.8	248.8	38.7
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—June 30, 2021	—	$—	114.0	139.7	$—	4.6	$(0.8)	$1,786.9	$2.1	$(1,026.2)	$762.0
Net loss	—	—	—	—	—	—	—	—	—	(133.0)	(133.0)
Changes in other comprehensive loss	—	—	—	—	—	—	—	—	(0.5)	—	(0.5)
Conversion of Class B to Class A	—	—	13.0	(13.0)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	—	—	0.9	—	—	0.9
Reclassification of early-exercised stock options to liabilities	—	—	(0.1)	(1.2)	—	—	—	(0.9)	—	—	(0.9)
Common stock—share-based compensation expense	—	—	—	—	—	—	—	7.5	—	—	7.5
Balance—September 30, 2021	—	$—	127.0	125.5	$—	4.6	$(0.8)	$1,794.4	$1.6	$(1,159.2)	$636.0

Balance—January 1, 2021	—	$—	59.4	192.2	$—	4.6	$(0.8)	$1,775.6	$5.6	$(748.0)	$1,032.4
Net loss	—	—	—	—	—	—	—	—	—	(411.2)	(411.2)
Changes in other comprehensive loss	—	—	—	—	—	—	—	—	(4.0)	—	(4.0)
Conversion of Class B to Class A	—	—	65.9	(65.9)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	2.1	0.4	—	—	—	4.3	—	—	4.3
Reclassification of early-exercised stock options to liabilities	—	—	(0.4)	(1.2)	—	—	—	(0.2)	—	—	(0.2)
Common stock—share-based compensation expense	—	—	—	—	—	—	—	14.7	—	—	14.7
Balance—September 30, 2021	—	$—	127.0	125.5	$—	4.6	$(0.8)	$1,794.4	$1.6	$(1,159.2)	$636.0

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - UNAUDITED (CONTINUED)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—June 30, 2020	161.8	$560.4	—	41.4	$—	4.6	$(0.8)	$37.6	$5.5	$(529.5)	$(487.2)
Net loss	—	—	—	—	—	—	—	—	—	(85.2)	(85.2)
Changes in other comprehensive income	—	—	—	—	—	—	—	—	0.1	—	0.1
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	—	1.0	—	—	—	0.9	—	—	0.9
Reclassification of early-exercised stock options from liabilities	—	—	—	0.1	—	—	—	0.2	—	—	0.2
Common stock—share-based compensation expense	—	—	—	—	—	—	—	0.8	—	—	0.8
Balance—September 30, 2020	161.8	$560.4	—	42.5	$—	4.6	$(0.8)	$39.5	$5.6	$(614.7)	$(570.4)

Balance—January 1, 2020	158.9	$560.4	—	44.4	$—	4.5	$(0.1)	$10.5	$0.6	$(385.0)	$(374.0)
Net loss	—	—	—	—	—	—	—	—	—	(229.7)	(229.7)
Changes in other comprehensive income	—	—	—	—	—	—	—	—	5.0	—	5.0
Tender offer and subsequent conversion	2.9	—	—	(2.9)	—	—	—	25.1	—	—	25.1
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	—	1.5	—	—	—	1.2	—	—	1.2
Reclassification of early-exercised stock options from liabilities	—	—	—	(0.1)	—	—	—	0.3	—	—	0.3
Common stock—share-based compensation expense	—	—	—	—	—	—	—	1.9	—	—	1.9
Settlement of related party loan	—	—	—	(0.4)	—	0.1	(0.7)	0.5	—	—	(0.2)
Balance—September 30, 2020	161.8	$560.4	—	42.5	$—	4.6	$(0.8)	$39.5	$5.6	$(614.7)	$(570.4)

See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash flows from operating activities:
Net loss	$(411.2)	$(229.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	14.7	1.9
Tender offer	—	25.1
Depreciation and amortization	11.0	10.6
Bad debt expense	14.7	16.7
Warrants fair value adjustment	—	16.0
Payment-in-kind interest expense	9.3	6.8
Net realized gains on investments	(2.4)	(0.2)
Change in fair value of equity securities	(0.4)	—
Changes in operating assets and liabilities:
Premiums receivable	(60.4)	(32.4)
Reinsurance recoverable	(51.6)	(78.8)
Prepaid reinsurance premiums	(1.9)	(101.7)
Other assets	(1.6)	(8.1)
Losses and loss adjustment expenses reserves	63.5	84.6
Unearned premiums	53.8	19.7
Reinsurance premiums payable	(0.1)	140.7
Accounts payable and accrued expenses	(7.1)	31.6
Other liabilities	5.4	2.4
Net cash used in operating activities	(364.3)	(94.8)
Cash flows from investing activities:
Purchases of investments	(10.4)	(138.1)
Proceeds from maturities, call and pay downs of investments	30.6	31.2
Sales of investments	70.2	9.4
Capitalization of internally developed software	(4.8)	(3.9)
Purchases of fixed assets	(2.3)	(1.7)
Net cash provided by (used in) investing activities	83.3	(103.1)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	3.0	1.4
Purchase of treasury stock	—	(0.2)
Proceeds from debt and warrants issuance, net of issuance costs	—	12.1
Repayments of long-term debt	(0.7)	(13.2)
Net cash provided by financing activities	2.3	0.1
Net decrease in cash, cash equivalents and restricted cash	(278.7)	(197.8)
Cash, cash equivalents and restricted cash at beginning of period	1,113.8	416.6
Cash, cash equivalents and restricted cash at end of period	$835.1	$218.8
See Notes to the Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company, an Ohio-domiciled insurance company; Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company; and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company together with Root, Inc. “we,” “us” or “our.” We were formed in 2015 and began writing personal auto insurance in July 2016.
We are a technology company operating a primarily direct-to-consumer model with the majority of our personal insurance customers acquired through mobile applications. We offer auto and renters insurance products underwritten by Root Insurance Company and Root Property & Casualty Insurance Company.
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
Reinsurance—In August 2021, we commenced a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. We route all of our new auto policies and, over time, expect to route certain renewal auto policies, in Texas through the fronting carrier and we assume 100% of the related premium and losses on those policies. The fronting arrangement allows us to have greater rating and underwriting flexibility. Premiums assumed are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums assumed. Commissions paid to the fronting carrier are capitalized as deferred acquisition costs and amortized over the same period in which the related premiums are earned. Assumed premiums and losses are subject to external reinsurance agreements. For additional information on our premiums, reinsurance, and policy acquisition cost accounting policies, please refer to our 2020 10-K.
Recently Adopted Financial Accounting Standards—In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or ASU 2016-02. The main provision of ASU 2016-02 requires the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of related cash flows. We adopted ASU 2016-02 on January 1, 2021.
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
Upon adoption of ASU 2016-02, we recognized an operating lease liability of $16.2 million and corresponding right-of-use asset of $9.9 million, which includes the effect of $6.3 million from reclassifying previously recognized deferred rent and lease exit liabilities as an offset, in accordance with the transition guidance. These lease assets and liabilities are recorded as other assets and other liabilities on the condensed consolidated balance sheets. This transition adjustment was reflected as a non-cash transaction in our condensed consolidated statements of cash flows. The transition did not have a material impact on our results of operations, liquidity or debt covenant compliance under our current debt agreements. For additional information refer to Note 7, “Leases.”
Upcoming Accounting Pronouncements—We currently qualify as an "emerging growth company," or EGC, under the Jumpstart Our Business Startups Act of 2012, whereby we have the option to adopt new or revised accounting guidance within the same time periods as private companies. We have elected this option, but may ultimately determine it is preferable to take advantage of early adoption provisions offered within the applicable guidance. As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700 million. Accordingly, we will follow the adoption criteria for public companies beginning December 31, 2021 and reflect such adoption criteria in our Annual Report on Form 10-K for the year ended December 31, 2021.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 amends previous guidance on the impairment measurement of financial assets, including reinsurance recoverables, available-for-sale securities, and premium receivables, by requiring an entity to recognize an allowance for expected credit losses as a contra asset, rather than impairment as losses are incurred. The amended guidance is intended to result in more timely recognition of expected credit losses and enhance the accounting and disclosure of credit losses on financial assets. The ASU requires a cumulative-effect change to retained earnings (accumulated loss) in the period of adoption and prospective changes on previously recorded impairments, to the extent applicable. Upon losing EGC status as of December 31, 2021, this ASU becomes effective retroactively to January 1, 2021. We continue to evaluate the impact of this amended guidance but do not expect the adoption to have a material impact on our financial statements.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$22.9	$0.1	$(0.2)	$22.8
Municipal securities	20.0	0.5	(0.1)	20.4
Corporate debt securities	48.7	1.0	(0.1)	49.6
Residential mortgage-backed securities	4.0	—	—	4.0
Commercial mortgage backed securities	29.0	0.4	—	29.4
Other debt obligations	4.6	—	—	4.6
Total	$129.2	$2.0	$(0.4)	$130.8

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$16.9	$0.1	$—	$17.0
Municipal securities	22.6	0.8	—	23.4
Corporate debt securities	87.5	3.1	(0.1)	90.5
Residential mortgage-backed securities	7.8	—	—	7.8
Commercial mortgage backed securities	57.1	1.3	—	58.4
Other debt obligations	23.5	0.4	—	23.9
Total fixed maturities	215.4	5.7	(0.1)	221.0
Short-term investments	3.0	—	—	3.0
Total	$218.4	$5.7	$(0.1)	$224.0
Other Investments
Other investments consist of private equity investments without a readily determinable fair value. We elected to account for these investments at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. As of September 30, 2021 and December 31, 2020, other investments were $1.3 million and $0.5 million, respectively. There were no impairments recognized on other investments for the three and nine months ended September 30, 2021 or 2020.

The following tables reflect the gross unrealized losses and fair value of bonds, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
U.S. Treasury securities and agencies	$19.6	$(0.2)	$—	$—	$19.6	$(0.2)
Municipal securities	5.0	(0.1)	—	—	5.0	(0.1)
Corporate debt securities	4.9	—	1.6	(0.1)	6.5	(0.1)
Residential mortgage-backed securities	1.7	—	0.7	—	2.4	—
Commercial mortgage-backed securities	3.7	—	—	—	3.7	—
Total bonds	$34.9	$(0.3)	$2.3	$(0.1)	$37.2	$(0.4)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
U.S. Treasury securities and agencies	$15.7	$—	$—	$—	$15.7	$—
Municipal securities	2.3	—	—	—	2.3	—
Corporate debt securities	2.9	(0.1)	—	—	2.9	(0.1)
Residential mortgage-backed securities	3.7	—	—	—	3.7	—
Commercial mortgage-backed securities	4.9	—	—	—	4.9	—
Other debt obligations	0.1	—	—	—	0.1	—
Total bonds	$29.6	$(0.1)	$—	$—	$29.6	$(0.1)

There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2021 or 2020.
The following table reflects the gross and net realized gains and losses on short-term investments and fixed maturities that have been included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Realized gains on investments	$—	$0.2	$2.5	$0.3
Realized losses on investments	—	(0.1)	(0.1)	(0.1)
Net realized gains on investments	$—	$0.1	$2.4	$0.2

The following table sets forth the amortized cost and fair value of short-term investments and fixed maturity securities by contractual maturity at September 30, 2021:

	September 30, 2021
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$18.1	$17.8
Due after one year through five years	90.1	91.8
Due five years through 10 years	5.0	5.0
Due after 10 years	16.0	16.2
Total	$129.2	$130.8
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Interest on bonds	$0.6	$1.1	$1.9	$3.2
Interest on deposits and cash equivalents	0.2	0.1	0.8	1.4
Other investments	0.4	—	0.4	—
Total	1.2	1.2	3.1	4.6
Investment expense	(0.2)	(0.1)	(0.5)	(0.3)
Net investment income	$1.0	$1.1	$2.6	$4.3
The following tables summarize the credit ratings of investments at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$70.2	$70.6	54.0%
AA+, AA, AA-, A-1	14.7	15.0	11.5
A+, A, A-	34.3	34.9	26.7
BBB+, BBB, BBB-	10.0	10.3	7.8
Total	$129.2	$130.8	100.0%

	December 31, 2020
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$116.5	$118.7	53.0%
AA+, AA, AA-, A-1	22.7	23.3	10.4
A+, A, A-	57.5	59.4	26.5
BBB+, BBB, BBB-	21.7	22.6	10.1
Total	$218.4	$224.0	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$22.8	$—	$—	$22.8
Municipal securities	—	20.4	—	20.4
Corporate debt securities	—	49.6	—	49.6
Residential mortgage-backed securities	—	4.0	—	4.0
Commercial mortgage-backed securities	—	29.4	—	29.4
Other debt obligations	—	4.6	—	4.6
Total fixed maturities	22.8	108.0	—	130.8
Cash equivalents	208.7	—	—	208.7
Total assets at fair value	$231.5	$108.0	$—	$339.5

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$17.0	$—	$—	$17.0
Municipal securities	—	23.4	—	23.4
Corporate debt securities	—	90.5	—	90.5
Residential mortgage-backed securities	—	7.8	—	7.8
Commercial mortgage-backed securities	—	58.4	—	58.4
Other debt obligations	—	23.9	—	23.9
Total fixed maturities	17.0	204.0	—	221.0
Short-term investments	2.2	0.8	—	3.0
Cash equivalents	568.4	—	—	568.4
Total assets at fair value	$587.6	$204.8	$—	$792.4
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The carrying amount of long-term debt is recorded at historical amounts. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of September 30, 2021 and December 31, 2020, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of September 30, 2021	Estimated Fair Value as of September 30, 2021	Carrying Amount as of December 31, 2020	Estimated Fair Value as of December 31, 2020
	(dollars in millions)
Long-term debt	$201.7	$218.3	$188.2	$209.0
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Nine Months Ended September 30,
	2021	2020
	(dollars in millions)
Gross loss and LAE reserves, January 1	$237.2	$140.7
Reinsurance recoverable on unpaid losses	(79.6)	(18.9)
Net loss and LAE reserves, January 1	157.6	121.8
Net incurred loss and LAE related to:
Current year	293.8	282.0
Prior years	(9.3)	21.3
Total incurred	284.5	303.3
Net paid loss and LAE related to:
Current year	150.4	165.8
Prior years	72.6	100.4
Total paid	223.0	266.2
Net loss and LAE reserves, September 30	219.1	158.9
Plus reinsurance recoverable on unpaid losses	81.6	66.4
Gross loss and LAE reserves, September 30	$300.7	$225.3
Incurred losses and LAE attributable to prior accident years was a decrease of $9.3 million and an increase of $21.3 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, the development of incurred losses related to prior periods was primarily related to lower-than-expected reported losses on bodily injury claims, and higher than expected recoveries from subrogation and salvage from 2020 material damage claims. For the nine months ended September 30, 2020, the development of incurred losses related to prior periods was primarily related to higher-than-expected reported losses on bodily injury and collision coverages from 2019. This period also includes adjustments recorded in order to effectuate management’s best estimate for determining the estimated ultimate cost of settling claims using our knowledge and experience about past and current events and developments.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated balance sheets and statements of operations and comprehensive loss for reinsurance as of and for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Premiums written:
Direct	$197.0	$164.6	$576.6	$471.1
Assumed	7.6	—	7.6	—
Ceded	(107.5)	(189.1)	(306.8)	(274.7)
Net premiums written	$97.1	$(24.5)	$277.4	$196.4
Premiums earned:
Direct	$188.5	$154.4	$529.4	$450.2
Assumed	0.9	—	0.9	—
Ceded	(104.3)	(109.5)	(304.9)	(171.8)
Net premiums earned	$85.1	$44.9	$225.4	$278.4
Losses and LAE incurred:
Direct	$193.7	$153.9	$504.6	$422.9
Assumed	1.9	—	1.9	—
Ceded	(81.2)	(77.8)	(222.0)	(119.6)
Net losses and LAE incurred	$114.4	$76.1	$284.5	$303.3
7.LEASES
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
Operating lease right-of-use assets and corresponding operating lease liabilities are recognized upon the commencement date based primarily on the present value of lease payments over the lease term. We use the implicit rate of the lease, if it is readily determinable, in determining the present value of lease payments. Our leases generally do not provide an implicit rate. Therefore, we use a collateralized incremental borrowing rate that incorporates information available at commencement date, including our company-specific interest rates from recent debt issuances, which we adjust to remove the LIBOR component in order to obtain our company-specific interest rate risk. We also leverage commercial mortgage-backed securities, or CMBS, rates, for transactions with similar values, origination dates, geographies and property types as the respective lease, which are adjusted using linear interpolation if the lease term falls between the published CMBS terms. As of September 30, 2021, our leases had a weighted-average discount rate of 10.8%. Our leases have remaining lease terms from approximately one year up to approximately six years with a weighted-average remaining lease term of 4.6 years as of September 30, 2021.
As of September 30, 2021, we recognized an operating lease liability of $14.7 million and corresponding right-of-use asset of $9.0 million. Operating lease liabilities are included in other liabilities and operating lease right-of-use assets are included in other assets in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, we recognized operating lease costs of $0.8 million and $2.3 million, respectively. Variable lease expense and short-term lease expense recognized during the three and nine months ended September 30, 2021 were not material. Moreover, we recognized operating cash flows paid for amounts included in the measurement of operating lease liabilities of $1.8 million.

We also sublease certain office space, resulting in sublease income. Sublease income and the related assets and cash flows are not material to our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021. Sublease income is recognized as a reduction to operating lease expense in our condensed consolidated statements of operations and comprehensive loss.
Future lease payments as of September 30, 2021 were as follows:

Operating Leases
(dollars in millions)
Remainder of 2021	$1.0
2022	4.3
2023	4.4
2024	4.3
2025	1.5
2026 and thereafter	3.1
Total future lease payments	18.6
Less: imputed interest	(3.9)
Total lease liabilities	$14.7
As previously disclosed in our 2020 10-K under the prior lease accounting guidance, the following table summarizes, by remaining maturity, future commitments related to operating leases and other arrangements as of December 31, 2020:

Operating Leases
(dollars in millions)
2021	$3.9
2022	4.4
2023	4.4
2024	4.3
2025	1.5
2026 and thereafter	3.1
Total	$21.6
8.LONG-TERM DEBT
Term Loan A was a term loan outstanding with a group of syndicated financial institutions as of September 30, 2021, which matured on October 15, 2021. For additional information refer to Note 15, “Subsequent Events.” Interest was paid monthly and was determined on a floating interest rate calculated on the one-month LIBOR plus an applicable margin of 4%. As a part of the amended Term Loan A, the syndicate committed, pro rata, to a $100 million revolving loan, which also expired on October 15, 2021. Commitment fees accrued at 0.50% per annum on the daily amount of unused revolving loan and was paid quarterly. For any amounts drawn on the revolving loan, interest accrued and was paid consistent with Term Loan A. In addition, there was a letter of credit fee of 4% per annum on the average daily amount of issued letters of credit against the revolver and a 0.125% per annum fronting fee based on the average daily amount of letter of credit exposure. We had no letters of credit outstanding or amounts drawn against the revolving loan as of September 30, 2021.
Term Loan B was a note we issued to a private equity investor that had a maturity date of November 25, 2024. We repaid Term Loan B on November 8, 2021. For additional information refer to Note 15, “Subsequent Events.” Interest was determined on a floating interest rate calculated on the three-month LIBOR plus an applicable margin of 10.5%. We paid interest pursuant to the terms of the loan agreements and had the option to pay-in-kind, or PIK, on Term Loan B until October 15, 2021. PIK interest was added to the principal balance every three months until we no longer PIK interest, at which point interest would be paid quarterly. We elected to PIK interest on Term Loan B from the original date of closing through September 30, 2021. Deferred PIK interest was $3.5 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively. Deferred PIK interest was $9.3 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively. Deferred PIK interest is recognized as interest expense in the condensed consolidated statements of operations and comprehensive loss.
The following summarizes the carrying value of long-term debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(dollars in millions)
Term Loan A	$98.8	$99.5
Term Loan B	100.0	100.0
Total	198.8	199.5

Accrued interest payable	19.3	10.2
Unamortized discount and debt issuance costs	(16.4)	(21.5)
Total	$201.7	$188.2
9.INCOME TAXES
The consolidated effective tax rate was zero for the three and nine months ended September 30, 2021 and 2020. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of September 30, 2021 and December 31, 2020, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

10.SHARE-BASED COMPENSATION
We maintain an equity incentive plan, the 2020 Equity Incentive Plan, or the 2020 Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of September 30, 2021, we had 22.2 million common shares authorized and available for issuance under the 2020 Plan.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$—	$—	$0.6	$0.5
Sales and marketing	0.4	—	0.6	1.0
Other insurance expense	0.4	—	0.9	1.0
Technology and development	2.9	0.2	4.7	5.4
General and administrative	3.8	0.6	7.9	19.1
Total share-based compensation expense	$7.5	$0.8	$14.7	$27.0

The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$6.1	$—	$10.9	$—
Stock option expense	1.4	0.8	3.8	27.0
Total share-based compensation expense	$7.5	$0.8	$14.7	$27.0
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
As of September 30, 2021, there was $5.7 million and $81.7 million of unrecognized compensation cost related to nonvested stock options and RSUs, respectively. The remaining costs are expected to be recognized over a period of approximately five and four years, respectively.
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30, 2021
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2021	0.4	$18.41	$6.2
Granted	8.9	10.71
Vested	(0.1)	15.77	0.7
Forfeited, expired or canceled	(0.8)	11.79
Nonvested at September 30, 2021	8.4	$10.93	$44.6

Stock Options
A summary of option activity for the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30, 2021
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2021	10.4	$2.39	7.75	$137.7
Granted	—	10.82
Exercised	(2.4)	1.88		23.4
Forfeited, expired or canceled	(1.0)	4.71
Outstanding and exercisable at September 30, 2021	7.0	$2.28	6.93	$23.7
11.COMMITMENTS AND CONTINGENCIES
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
$1.7

12.OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in our accumulated other comprehensive income, or AOCI, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Change in net unrealized gains (losses) on investments:
Accumulated other comprehensive income beginning balance	$2.1	$5.5	$5.6	$0.6
Other comprehensive income (loss) before reclassifications	(0.5)	0.2	(1.6)	5.2
Net realized gains on investments reclassified from AOCI to net loss	—	(0.1)	(2.4)	(0.2)
Net current period other comprehensive income (loss)	(0.5)	0.1	(4.0)	5.0
Accumulated other comprehensive income ending balance	$1.6	$5.6	$1.6	$5.6

13. LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net loss	$(133.0)	$(85.2)	$(411.2)	$(229.7)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	250.2	38.8	248.8	38.7
Loss per common share: basic and diluted (both Class A and B)	$(0.53)	$(2.20)	$(1.65)	$(5.94)
We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
	(in millions)
Options to purchase common stock	7.0	11.6
Nonvested shares subject to repurchase	2.3	5.3
Restricted stock units	8.4	0.1
Redeemable convertible preferred stock (as converted to common stock)	—	161.8
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	0.6
Total	17.7	179.4

14.GEOGRAPHICAL BREAKDOWN OF GROSS WRITTEN PREMIUM
Gross written premium, by state is as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
State	(dollars in millions)
Texas(1)	$40.4	19.7%	$35.2	21.4%	$120.8	20.7%	$100.4	21.3%
Georgia	21.6	10.6	18.8	11.4	61.3	10.5	56.4	12.0
Louisiana	12.3	6.0	8.0	4.9	32.9	5.6	20.6	4.4
Pennsylvania	11.8	5.8	7.9	4.8	31.5	5.4	23.1	4.9
Nevada	9.5	4.6	5.8	3.5	26.0	4.5	13.3	2.8
Colorado	9.3	4.5	5.8	3.5	25.7	4.4	14.3	3.0
Utah	9.1	4.4	6.9	4.2	25.6	4.4	19.1	4.1
South Carolina	8.0	3.9	2.1	1.3	20.6	3.5	6.3	1.3
Arizona	6.4	3.1	7.9	4.8	19.1	3.3	22.9	4.9
Missouri	6.3	3.1	7.5	4.6	19.7	3.4	21.1	4.5
All others states	69.9	34.3	58.7	35.6	201.0	34.3	173.6	36.8
Total	$204.6	100.0%	$164.6	100.0%	$584.2	100.0%	$471.1	100.0%
______________
(1) Includes automobile insurance premiums assumed under quota share agreement with an unaffiliated Texas county mutual insurance company, whereby we assume 100% of the written premium. See Note 6, “Reinsurance,” for additional information regarding gross premiums.
15.SUBSEQUENT EVENTS
On October 1, 2021, we closed the convertible preferred equity investment by Carvana pursuant to the investment agreement that we entered into with Carvana on August 11, 2021, or the Investment Agreement. We received approximately $126 million of gross proceeds from the issuance of convertible preferred stock designated as the Series A Convertible Preferred Stock and issued Carvana eight tranches of warrants to purchase shares of the Company’s Class A common stock.
As part of the investment agreement, we and Carvana entered into a five-year commercial agreement whereby our telematics-based auto insurance products will be embedded into Carvana’s online car buying platform, or Integrated Platform. The commercial arrangement provides for agent commissions payable to Carvana for policy origination and an enterprise total loss replacement vehicle solution.
We issued to Carvana approximately 14 million shares of preferred stock that is initially convertible into approximately 14 million Class A shares of Root based on an initial liquidation preference of $9.00 per share. In connection with this issuance, we filed a Certificate of Designations that established the rights and restrictions of the preferred stock, including that it will become convertible or redeemable at the option of the preferred stockholder in connection with any change of control of the Company, which is considered not solely within our control. Accordingly, the preferred stock issued to Carvana will be classified as mezzanine equity.
Concurrent with the convertible preferred equity investment, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants”. The short-term warrants will expire three years following the earlier of the date of completion of the Integrated Platform and 18 months following closing of the Investment Agreement, such earlier date, the Reference Date, and the long-term warrants will expire five years after the Reference Date. The short-term warrants have exercise prices of $10.00 to $12.00 and the long-term warrants have exercise prices of $10.00 to $30.00. The warrants will be subject to certain conditions to exercise, including relating to the achievement of defined milestones tied to the development of the Integrated Platform and insurance sales through the Integrated Platform. If the warrants are fully exercised by

Carvana for cash, Carvana will have the opportunity to purchase approximately 129 million shares of Class A Common Stock, representing 29.9% of the aggregate number of issued and outstanding shares of our common stock on a fully-diluted basis as of August 11, 2021.
In connection with the Investment Agreement, we incurred issuance costs of approximately $20 million, $9 million of which are contingent upon the success of the Investment Agreement as measured by achievement of certain warrant vesting milestones. As of September 30, 2021, these costs were accrued for in other assets, other liabilities and accounts payable and accrued expenses on our condensed consolidated balance sheets.
On October 15, 2021, upon the maturity of Term Loan A and expiration of the related revolving loan, we repaid the outstanding Term Loan A principal balance of $98.8 million and accrued interest and fees of $0.2 million.
On November 8, 2021, we repaid the outstanding Term Loan B principal balance of $100.0 million and accrued interest, including PIK interest, and fees of $20.9 million. As of September 30, 2021, we had unamortized discount and debt issuance costs of $16.4 million. Upon repayment, any unamortized costs will be recognized as interest expense in our consolidated statements of operations for the year ended December 31, 2021.

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
Our Business
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate primarily a direct-to-consumer model in which we currently acquire the majority of our customers through mobile applications.
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
•Improved retention. As a young insurance carrier weighted towards new customers, we naturally have a higher percentage of more frequent shoppers. As our business tenures and our flywheel spins allowing us to increase our pricing advantage, we will have the opportunity to acquire more long-standing customers and retain those that might naturally shop frequently. In addition to our pricing advantage, we anticipate our expanding relationships with customers through product bundling will demonstrate further improvement in retention.

•Increased revenue per customer. Our product expansion provides an opportunity to generate additional premium and fee income per customer without material incremental marketing cost.
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. This allows us to operate with a cost to acquire and cost to serve advantage. We efficiently acquire customers directly through multiple channels, including digital (performance), strategic partnerships, channel media and referrals. Our marketing costs have historically been well below industry averages. Today, we acquire the vast majority of our customers through our mobile app and mobile website. We believe that continued investment in and diversification of our marketing channels, including a focus on embedded insurance through our strategic partnership channel, and leveraging proprietary data science and technology to scale our internal sales agent program and build out independent agent products and relationships, will position us for more sustainable, long-term and profitable growth. Additionally, we are realizing operating efficiencies as we scale against our fixed expense base. Our claims management expenses, as represented by our loss adjustment expenses, or LAE, are in line with peers within only three years of bringing claims management in-house and are expected to improve as we further embed machine learning into our processes.
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
In August 2021, we commenced a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. We route all of our new auto policies and, over time, expect to route certain renewal auto policies, in Texas through the fronting carrier and we assume 100% of the related premium and losses on those policies. Through this fronting arrangement, we have greater rating and underwriting flexibility that we believe will allow us to more accurately segment risk in Texas to improve profitability.
Given the significant impact of reinsurance on our results of operations, we use certain gross basis key performance indicators to manage and measure our business operations and enhance investor understanding of our business model prior to reinsurance. We believe our long-term success will be determined by the progression of our gross metrics. Results of operations on a gross basis alone are not achievable under our regulatory landscape given our top-line growth and resulting capital requirements, which are relieved, in part, by obtaining reinsurance. The gross basis metrics include gross written premium, gross earned premium, direct contribution, ratio of direct contribution to total revenue, ratio of direct contribution to gross earned premium, gross loss ratio, gross LAE ratio and gross accident period loss ratio. For additional information, including definitions of these metrics, see “— Key Performance Indicators” and for a reconciliation of direct contribution to the most directly comparable generally accepted accounting principles in the United States, or GAAP, metric, see “— Non-GAAP Financial Measures.”
Recent Developments Affecting Comparability
COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, “shelter in place” orders, or SIPs, and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unprecedented levels of unemployment. We, and other businesses within the insurance industry, have been impacted by certain individual state bulletins that were issued in 2020 and outlined COVID-19 premium relief efforts, including restrictions on the ability to cancel policies for non-

payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. The COVID-19 pandemic has impacted and may further impact the broader economic environment, including negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates.
As a result of the SIPs that started to occur toward the end of March 2020, our customers drove less and we had a resulting decline in loss costs during the first quarter of 2020. Most parts of the country eased COVID-19 related restrictions and began to return to customary levels of business activity during the second quarter of 2021. We are now seeing miles driven exceed pre-COVID-19 levels, especially in the latter part of the second quarter. As a result of the increase in average miles driven, claims frequency has rebounded proportionally. In addition, the economic instability caused by the COVID-19 pandemic has led to acute inflationary pressures and supply chain disruptions, which have increased the value of used vehicles and replacement parts in 2021. These cost increases have resulted in greater claims severity while being partially offset by higher salvage and subrogation recoveries on damaged vehicles. The American Rescue Plan Act became law in March 2021 and provided a third round of stimulus payments from the federal government to many American consumers. The easing of COVID-19 SIPs and these stimulus payments have led to an unexpected surge in interest in vehicle and auto insurance purchases. This elevated interest has resulted in a significant increase in customer acquisition and advertising campaigns in digital channels on the part of our competitors, increasing our customer acquisition costs. With the recent surge of the Delta variant of COVID-19 across the United States and increasing rates of COVID-19 cases and hospitalizations, it is unclear what the impact of the pandemic will be on future operations. As the COVID-19 pandemic continues, there is ongoing uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. See the section titled “Risk Factors” in the 2020 10-K for more details.
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

Fee and Other Income
For those policyholders who pay premiums on an installment basis, we charge a flat fee for each installment related to the additional administrative costs associated with processing more frequent billing. We recognize this fee income in the period in which we process each installment. Other income is primarily comprised of revenue earned from distributing website and app policy inquiry leads in geographies where we do not have a presence, recognized when we generate the lead; commissions earned for homeowners policies placed with third-party insurance companies where we have no exposure to the insured risk, recognized on the effective date of the associated policy; and sale of enterprise technology products to provide telematics-based data collection and trip tracking, recognized ratably as the service is performed.
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
We plan to continue investing in and diversifying our marketing channels to attract and acquire new customers, increase our brand awareness, and expand our product offerings. We expect that in the long term, our sales and marketing will decrease as a percentage of revenue as the proportion of renewals to our total business increases.
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
Interest Expense
Interest expense is not an operating expense; therefore, we include these expenses below operating expenses. Interest expense primarily relates to interest incurred on our long-term debt, certain fees that are expensed as incurred and amortization of debt issuance costs. In addition, changes in the fair value of warrant liabilities that were associated with our long-term debt are recorded as interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions, except Premiums per Policy)
Policies in Force
Auto	380,836	322,423	380,836	322,423
Renters	9,143	7,367	9,143	7,367
Premiums per Policy
Auto	$986	$929	$986	$929
Renters	$140	$139	$140	$139
Premiums in Force
Auto	$751.0	$599.1	$751.0	$599.1
Renters	$1.3	$1.0	$1.3	$1.0
Gross Written Premium(1)	$204.6	$164.6	$584.2	$471.1
Gross Earned Premium(1)	$189.4	$154.4	$530.3	$450.2
Gross Profit/(Loss)	$(16.1)	$0.7	$(28.7)	$(7.7)
Gross Margin	(17.2)%	1.4%	(11.4)%	(2.6)%
Adjusted Gross Profit/(Loss)	$(2.7)	$9.7	$10.5	$17.1
Direct Contribution	$(10.5)	$(5.5)	$12.3	$5.5
Ratio of Adjusted Gross Profit/(Loss) to Total Revenue	(2.9)%	19.2%	4.2%	5.8%
Ratio of Adjusted Gross Profit/(Loss) to Gross Earned Premium	(1.4)%	6.3%	2.0%	3.8%
Ratio of Direct Contribution to Total Revenue	(11.2)%	(10.9)%	4.9%	1.9%
Ratio of Direct Contribution to Gross Earned Premium	(5.5)%	(3.6)%	2.3%	1.2%
Gross Loss Ratio	92.7%	89.8%	85.2%	84.2%
Gross LAE Ratio	10.6%	9.9%	10.3%	9.7%
Gross Accident Period Loss Ratio	91.3%	79.6%	87.1%	74.9%
______________
(1) Includes premiums assumed from the fronting carrier that commenced in August 2021. Assumed written premium for the three and nine months ended September 30, 2021 was $7.6 million. Assumed earned premium for the three and nine months ended September 30, 2021 was $0.9 million. Prior to the three months ended September 30, 2021 we did not assume any premiums.

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

Premiums per Policy
We define premiums per policy as the ratio of gross written premium on policies in force divided by policies in force. We view premiums per policy as an important metric since the higher the premiums per policy the greater the amount of earned premium we expect from each policy. As discussed below in gross written premium, this key performance indicator has been updated to include assumed written premiums beginning during the period ended September 30, 2021. There is no impact to any prior periods for this change.
Premiums in Force
We define premiums in force for our auto policies as premiums per policy multiplied by policies in force multiplied by two. We view premiums in force as an estimate of annualized run rate of gross written premium as of a given period. Since our auto policies are six-month policies, we multiply this figure by two in order to determine an annualized amount of premiums in force. We define premiums in force for our renters policies as premiums per policy multiplied by policies in force. We view this as an important metric because it is an indicator of the size of our portfolio of policies as well as an indicator of expected earned premium over the coming 12 months. Premiums in force is not a forecast of future revenue nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of premiums in force is useful to investors and analysts because it captures the impact of growth in customers and premiums per policy at the end of each reported period, without adjusting for known or projected policy updates, cancellations and non-renewals.
Gross Written Premium
We define gross written premium as the total amount of gross premium on policies that were bound during the period less the prorated impact of policy cancellations. Gross written premiums includes direct premiums and premiums that are assumed from the fronting carrier. We began assuming premium during the three months ended September 30, 2021, therefore there is no impact to this key performance indicator for any prior periods. We view gross written premium as an important metric because it is the metric that most closely correlates with our growth in our earned premium. We use gross written premium, which excludes the impact of premiums ceded to reinsurers, to manage our business because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE) are the key drivers of our future profit opportunities. Additionally, premiums ceded to reinsurers can change significantly based on the type and mix of reinsurance structures we use, and as such we have the optionality to fully retain the premiums from customers acquired in the future.
Gross Earned Premium
We define gross earned premium as the amount of gross premium that was earned during the period. Premiums are earned over the period in which insurance protection is provided, which is typically six months. Gross earned premium includes direct premiums and premiums that are assumed from the fronting carrier. We began assuming premium during the three months ended September 30, 2021; therefore, there is no impact to this key performance indicator for any prior periods. We view gross earned premium as an important metric as it allows us to evaluate our growth prior to the impacts of reinsurance. It is the primary driver of our consolidated GAAP revenues. As with gross written premium, we use gross earned premium, which excludes the impact of premiums ceded to reinsurers to manage our business, because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE) are the key drivers of our future profit opportunities.
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
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as adjusted gross profit/(loss) excluding ceded earned premium, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by related sliding scale commission adjustments and amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance (benefit) expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business, but exclusive of net ceding commission, ceded loss and LAE and other impacts of reinsurance ceded. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
The ratio of direct contribution to total revenue is equal to direct contribution divided by total revenue.
See the section titled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Ratio of Adjusted Gross Profit/(Loss) to Gross Earned Premium
The ratio of adjusted gross profit/(loss) to gross earned premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other. We rely on this measure, which supplements our gross profit/(loss) ratio as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends with respect to our customer base. We use gross earned premium as the denominator in calculating this ratio because it reflects business volume free of elective capital efficiency choices related to our reinsurance programs. As discussed above in gross written premium, this key performance indicator has been updated to include assumed earned premiums in the calculation of ratio of adjusted gross profit/(loss) to gross earned premium during the period ended September 30, 2021. There is no impact to any prior periods for this change.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Numerator: Adjusted Gross Profit/(Loss)	$(2.7)	$9.7	$10.5	$17.1
Denominator: Total Gross Earned Premium	$189.4	$154.4	$530.3	$450.2
Ratio of Adjusted Gross Profit/(Loss) to Gross Earned Premium	(1.4)%	6.3%	2.0%	3.8%
Ratio of Direct Contribution to Gross Earned Premium
The ratio of direct contribution to gross earned premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other, without contemplating the impacts of reinsurance. We rely on this measure, which supplements our gross margin as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends with respect to our total policy portfolio. We use gross earned premium as the denominator in calculating this ratio because it reflects business volume free of elective capital efficiency cession or commission structures choices from our reinsurance ceded programs. As discussed above in gross written premium, this key performance indicator has been updated to include assumed earned premiums in the calculation of ratio of direct contribution to gross earned premium during the period ended September 30, 2021. There is no impact to any prior periods for this change.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Numerator: Direct Contribution	$(10.5)	$(5.5)	$12.3	$5.5
Denominator: Total Gross Earned Premium	$189.4	$154.4	$530.3	$450.2
Ratio of Direct Contribution to Gross Earned Premium	(5.5)%	(3.6)%	2.3%	1.2%
Gross Loss Ratio
We define gross loss ratio expressed as a percentage, as the ratio of gross losses to gross earned premium. Gross loss ratio excludes LAE. We view gross loss ratio as an important metric because it allows us to evaluate incurred losses and LAE separately prior to the impact of reinsurance. As discussed above in gross written premium, this key performance indicator has been changed to include assumed losses and assumed earned premiums in the calculation of gross loss ratio beginning during period ended September 30, 2021. There is no impact to any prior periods for this change.
Gross LAE Ratio
We define gross LAE ratio expressed as a percentage, as the ratio of gross LAE to gross earned premium. We view gross LAE ratio as an important metric because it allows us to evaluate incurred losses and LAE separately. Currently, we do not cede any of our LAE on our third-party quota share reinsurance treaties; therefore, we actively monitor LAE ratio as it has a direct impact on our results regardless of our reinsurance strategy. As discussed above in gross written premium, this key performance indicator has been changed to include assumed LAE and assumed earned premium in the calculation of gross LAE ratio beginning during the period ended September 30, 2021. There is no impact to any prior periods from this change.

Gross Accident Period Loss Ratio
Gross accident period loss ratio, expressed as a percentage, represents all losses and claims expected to arise from insured events that occurred during the applicable period regardless of when they are reported and finally settled divided by gross earned premiums for the same period. Changes to our loss reserves are the primary driver of the difference between our gross accident period loss ratio and gross calendar period loss ratio. We believe that gross accident period loss ratio is useful in evaluating expected losses prior to the impact of reinsurance. As discussed above in gross written premium, this key performance indicator has been changed to include assumed accident period losses and assumed earned premiums in the calculation of gross accident period loss ratio beginning during the period ended September 30, 2021. There is no impact to any prior periods from this change.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$85.1	$44.9	$40.2	89.5%
Net investment income	1.0	1.1	(0.1)	(9.1)%
Net realized gains on investments	—	0.1	(0.1)	(100.0)%
Fee and other income	7.7	4.4	3.3	75.0%
Total revenues	93.8	50.5	43.3	85.7%
Operating expenses:
Loss and loss adjustment expenses	114.4	76.1	38.3	50.3%
Sales and marketing	65.4	36.9	28.5	77.2%
Other insurance benefit	(4.5)	(26.3)	21.8	82.9%
Technology and development	18.0	12.9	5.1	39.5%
General and administrative	27.4	16.6	10.8	65.1%
Total operating expenses	220.7	116.2	104.5	89.9%
Operating loss	(126.9)	(65.7)	(61.2)	N.M.
Interest expense	(6.1)	(19.5)	13.4	(68.7)%
Loss before income tax expense	(133.0)	(85.2)	(47.8)	N.M.
Income tax expense	—	—	—	—%
Net loss	(133.0)	(85.2)	(47.8)	N.M.
Other comprehensive income:
Changes in net unrealized gains on investments	(0.5)	0.1	(0.6)	(600.0)%
Comprehensive loss	$(133.5)	$(85.1)	$(48.4)	N.M.
______________
N.M. - Percentage change not meaningful

Revenue
Net Premiums Earned
Net premiums earned increased $40.2 million, or 89.5%, to $85.1 million for the three months ended September 30, 2021, compared to the same period ended in 2020. The increase was primarily due to a decrease in cession rate as well as growth in gross earned premium between the periods.
During the three months ended September 30, 2021 and 2020, we ceded approximately 55.1% and 70.9% of our gross earned premiums to third-party reinsurers, respectively. The change in ceding percentage between the periods was driven by our evolving approach to our reinsurance structure, in an effort to produce a capital efficient model with reinsurance terms available to us in the market.
The following table presents gross written premium, ceded written premium, net written premium, gross earned premium, ceded earned premium and net earned premium for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Gross written premium	$204.6	$164.6	$40.0	24.3%
Ceded written premium	(107.5)	(189.1)	81.6	(43.2)%
Net written premium	97.1	(24.5)	121.6	496.3%

Gross earned premium	189.4	154.4	35.0	22.7%
Ceded earned premium	(104.3)	(109.5)	5.2	(4.7)%
Net earned premium	$85.1	$44.9	$40.2	89.5%
Gross earned premium growth was primarily due to a 24.3% increase in gross written premium from deeper market penetration across our U.S. state footprint. We also saw a 6.1% increase in Premium per Policy for automobile insurance primarily resulting from pricing increases in several states between the periods.
Fee and Other Income
Fee income increased $3.3 million, or 75.0%, to $7.7 million for the three months ended September 30, 2021 compared to the same period ended in 2020. The increase was primarily due to fee revenue from distributing web and app policy inquiry leads in geographies where we do not have a presence to third parties and an increase in customers making payments in installments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $38.3 million, or 50.3%, to $114.4 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to higher claims volume, increased claim severity and greater reserves related to the growth in policies in force for the three months ended September 30, 2021 compared to the prior year period.
Gross accident period loss ratios increased to 91.3% from 79.6% for the three months ended September 30, 2021 and 2020, respectively. This change corresponds with the increase in our calendar period gross loss ratio to 92.7% from 89.8%, for the three months ended September 30, 2021 and 2020, respectively. The change in the loss ratios was driven by elevated claims frequency as miles driven during the period exceeded pre-COVID-19 levels and higher loss costs as severity per claim has increased. This increase in loss costs was partially offset by greater salvage and subrogation as well as growth in average premium per policy.

Sales and Marketing
Sales and marketing expense increased $28.5 million, or 77.2%, to $65.4 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to increased investment in performance marketing of $15.1 million and branding and advertising of $8.1 million due to increased customer acquisition and advertising campaign expense. During the three months ended September 30, 2021 we incurred an additional $3.3 million of content development and partnership marketing expense compared to the prior year period. We have focused on diversifying our marketing channels, including prioritization of our partnership marketing channel, and evolving marketing investments to drive growth and deeper market penetration in the states in which we operate. These changes include a decline in performance marketing spend during the three months ended September 30, 2021 as we navigate the exposure to significant cost increases we experienced earlier in the year. During the three months ended September 30, 2020, marketing expense was reduced as we navigated the uncertainty surrounding the ongoing COVID-19 pandemic.
Other Insurance Benefit
Other insurance benefit decreased $21.8 million, or 82.9%, to a benefit of $4.5 million for the three months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily driven by lower ceding commission contra-expense of $18.2 million due to greater commissions earned on unearned premiums on ceded policies at the inception of the reinsurance agreement on July 1, 2020. Underwriting costs increased by $2.7 million driven by growth in the core insurance business for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Technology and Development
Technology and development expense increased $5.1 million, or 39.5%, to $18.0 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by an additional $2.7 million in share-based compensation expense compared to the same period in 2020 relating to our equity incentive plan. In addition we made incremental investments in personnel and overhead resulting from growth of engineering and product teams of $1.7 million for the three months ended September 30, 2021 compared to the same period in 2020, as we continue to invest in developing and improving our technology platforms and infrastructure.
General and Administrative
General and administrative increased $10.8 million, or 65.1%, to $27.4 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase was driven by $4.5 million in personnel costs as a result of an increase in headcount. In addition, we incurred an additional $3.2 million in share-based compensation expense. Also, we incurred an additional $2.1 million of corporate insurance expense for the three months ended September 30, 2021 compared to the same period in 2020.
Non-Operating Expenses
Interest Expense
Interest expense decreased $13.4 million, or 68.7%, to $6.1 million for the three months ended September 30, 2021 compared to the same period ended in 2020. The decrease was primarily due to the warrant fair value adjustment of $13.7 million that we recognized during the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$225.4	$278.4	$(53.0)	(19.0)%
Net investment income	2.6	4.3	(1.7)	(39.5)%
Net realized gains on investments	2.4	0.2	2.2	1100.0%
Fee and other income	21.8	13.0	8.8	67.7%
Total revenues	252.2	295.9	(43.7)	(14.8)%
Operating expenses:
Loss and loss adjustment expenses	284.5	303.3	(18.8)	(6.2)%
Sales and marketing	245.5	90.1	155.4	172.5%
Other insurance (benefit) expense	(3.6)	0.3	(3.9)	(1300.0)%
Technology and development	49.3	40.2	9.1	22.6%
General and administrative	69.8	58.8	11.0	18.7%
Total operating expenses	645.5	492.7	152.8	31.0%
Operating loss	(393.3)	(196.8)	(196.5)	N.M.
Interest expense	(17.9)	(32.9)	15.0	(45.6)%
Loss before income tax expense	(411.2)	(229.7)	(181.5)	N.M.
Income tax expense	—	—	—	—%
Net loss	(411.2)	(229.7)	(181.5)	N.M.
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	(4.0)	5.0	(9.0)	(180.0)%
Comprehensive loss	$(415.2)	$(224.7)	$(190.5)	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned decreased $53.0 million, or 19.0%, to $225.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily due to greater cessions of gross earned premium as a result of a change in reinsurance structure, partially offset by growth in gross written premium between the periods.
During the nine months ended September 30, 2021 and 2020, we ceded approximately 57.5% and 38.2% of our gross earned premiums to third-party reinsurers, respectively. The change in ceding percentage between the periods was driven by our evolving approach to reinsurance structure, in an effort to produce a capital efficient model with reinsurance terms available to us in the market.

The following table presents gross written premium, ceded written premium, net written premium, gross earned premium, ceded earned premium and net earned premium for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Gross written premium	$584.2	$471.1	$113.1	24.0%
Ceded written premium	(306.8)	(274.7)	(32.1)	11.7%
Net written premium	277.4	196.4	81.0	41.2%

Gross earned premium	530.3	450.2	80.1	17.8%
Ceded earned premium	(304.9)	(171.8)	(133.1)	77.5%
Net earned premium	$225.4	$278.4	$(53.0)	(19.0)%
Gross earned premium growth was primarily due to a 24.0% increase in gross written premium from deeper market penetration across our U.S. state footprint. We also saw a 6.1% increase in Premium per Policy for automobile insurance primarily resulting from pricing increases in several states between the periods.
Fee and Other Income
Fee income increased $8.8 million, or 67.7%, to $21.8 million for the nine months ended September 30, 2021 compared to the same period ended in 2020. The increase was primarily due to fee revenue from distributing web and app policy inquiry leads in geographies where we do not have a presence to third parties and an increase in customers making payments in installments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $18.8 million, or 6.2%, to $284.5 million for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily due to higher cessions of incurred losses as a result of a change in reinsurance structure for the nine months ended September 30, 2021 compared to the prior year period, which more than offset the higher claims volume, increased claim severity, and greater reserves related to the growth in policies in force during the first nine months of 2021.
Gross accident period loss ratios increased to 87.1% from 74.9% for the nine months ended September 30, 2021 and 2020, respectively. The change in the ratios was driven by higher loss costs due to elevated claims frequency as miles driven exceeded pre-COVID-19 and increased severity per claim as a result of higher replacement parts cost and growth in used car values that outpaced expected inflation. This increase in loss costs was partially offset by greater salvage and subrogation as well as growth in average premium per policy.
In addition, loss and LAE for the nine months ended September 30, 2021 includes a decrease in incurred losses and LAE attributable to accident periods prior to 2021 of $9.3 million. This decrease relates to lower-than-expected reported losses on bodily injury claims from 2020. In addition, recoveries from subrogation and salvage from 2020 material damage claims were higher than expected.
Sales and Marketing
Sales and marketing expense increased $155.4 million, or 172.5%, to $245.5 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to increased investment in performance marketing of $105.3 million and branding and advertising of $39.2 million as we responded to unexpected changes in consumer behavior and increased customer acquisition and advertising campaigns in digital channels on the part of our competitors. These changes include a decline in performance marketing spend during the three months ended September 30, 2021 as we navigate the exposure to significant cost increases we experienced earlier in the year. We have focused on diversifying our marketing investments to drive growth and deeper market penetration in the states in which we operate. Additionally, marketing spend was lower through much of the nine months ended September 30, 2020 due to uncertainty surrounding the ongoing COVID-19 pandemic.
Other Insurance (Benefit) Expense
Other insurance (benefit) expense decreased $3.9 million, or 1,300.0%, to a benefit of $3.6 million for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease was primarily driven by greater ceding commission contra-expense due to reinsurance structure changes of $14.6 million and lower premium write-offs of $2.0 million. This was partially offset by greater underwriting costs of $8.6 million due to growth in the core insurance business and $3.4 million in personnel costs as a result of an increase in headcount for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Technology and Development
Technology and development expense increased $9.1 million, or 22.6%, to $49.3 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily driven by incremental investments in personnel and overhead resulting from growth of engineering and product teams of $6.9 million for the nine months ended September 30, 2021 compared to the same period in 2020. In addition, we incurred a $2.0 million increase in software development expense, as we continue to invest in developing and improving our technology platforms and infrastructure.
General and Administrative
General and administrative increased $11.0 million, or 18.7%, to $69.8 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was driven by $8.6 million in personnel costs as a result of an increase in headcount. In addition, we incurred an additional $6.3 million of corporate insurance expense, $1.9 million of professional services, $1.9 million of support application services and $1.3 million in enterprise costs. This was partially offset by a decrease in share-based compensation expense of $11.2 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily related to the 2020 tender offer.
Non-Operating Expenses
Interest Expense
Interest expense decreased $15.0 million, or 45.6%, to $17.9 million for the nine months ended September 30, 2021 compared to the same period ended in 2020. The decrease was primarily due to the warrant fair value adjustment of $13.7 million that we recognized during the nine months ended September 30, 2020.
Non-GAAP Financial Measures
The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted gross profit/(loss) and direct contribution should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
The following table provides a reconciliation of total revenue to adjusted gross profit/(loss) and direct contribution for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Total revenue	$93.8	$50.5	$252.2	$295.9
Loss and loss adjustment expenses	(114.4)	(76.1)	(284.5)	(303.3)
Other insurance benefit (expense)	4.5	26.3	3.6	(0.3)
Gross profit/(loss)	$(16.1)	$0.7	$(28.7)	$(7.7)
Gross margin	(17.2)%	1.4%	(11.4)%	(2.6)%
Less:
Net investment income	$(1.0)	$(1.1)	$(2.6)	$(4.3)
Net realized gains on investments	—	(0.1)	(2.4)	(0.2)
Adjustments from other insurance expense(1)	14.4	10.2	44.2	29.3
Adjusted gross profit/(loss)	(2.7)	9.7	10.5	17.1
Ceded earned premium	104.3	109.5	304.9	171.8
Ceded loss and LAE	(81.2)	(77.8)	(222.0)	(119.6)
Net ceding commission and other(2)	(30.9)	(46.9)	(81.1)	(63.8)
Direct contribution	(10.5)	(5.5)	12.3	5.5
Gross earned premium	$189.4	$154.4	$530.3	$450.2
Ratio of adjusted gross profit/(loss) to total revenue	(2.9)%	19.2%	4.2%	5.8%
Ratio of adjusted gross profit/(loss) to gross earned premium	(1.4)%	6.3%	2.0%	3.8%
Ratio of direct contribution to total revenue	(11.2)%	(10.9)%	4.9%	1.9%
Ratio of direct contribution to gross earned premium	(5.5)%	(3.6)%	2.3%	1.2%
______________
(1) Adjustments from other insurance expense includes report costs, personnel costs, allocated overhead, licenses, professional fees and other.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by sliding scale commission adjustments and amortization of excess ceding commission, and other impacts of reinsurance ceded.
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
In October 2021, upon maturity of our Term Loan A and expiration of the revolving loan, we repaid the outstanding Term Loan A principal balance of $98.8 million and accrued interest and fees of $0.2 million. Additionally, in October 2021 we received $126 million of gross proceeds from Carvana Group, LLC, or Carvana, from the issuance of approximately 14 million shares of convertible preferred stock and we issued Carvana eight tranches of warrants to purchase shares of the Company’s Class A common stock. In November 2021, we repaid the outstanding Term Loan B principal balance of $100.0 million and accrued interest, including PIK interest, and fees of $20.9 million.
In November, we signed an exclusive term sheet with BlackRock Financial Management, Inc., on behalf of funds and accounts under its management, or BlackRock, to put in place a larger term loan facility with a longer maturity than our previous structure. We expect to work in good faith with BlackRock to close the facility before year-end, subject to negotiation and documentation of final terms and the terms and conditions contained in the definitive documentation.
As of September 30, 2021, we had $834.1 million in cash and cash equivalents, of which $684.6 million was held outside of regulated insurance entities and $130.8 million was held in marketable securities. As of September 30, 2021, we had $100.0 million available under our revolving loan, of which there were no borrowings or letters of credit outstanding. The revolving loan expired upon maturity of Term Loan A in October 2021.
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
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware. To date, our insurance subsidiaries have not paid any dividends and, as of September 30, 2021, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
As our insurance subsidiaries’ businesses grow, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of September 30, 2021, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority. At September 30, 2021, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 15:1, which we maintained.

The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Net cash used in operating activities	$(364.3)	$(94.8)
Net cash provided by (used in) investing activities	83.3	(103.1)
Net cash provided by financing activities	2.3	0.1
Net cash used in operating activities for the nine months ended September 30, 2021 was $364.3 million compared to $94.8 million of net cash used in operating activities for the nine months ended September 30, 2020. The increase was primarily due to the volume and timing of premium receipts, claims payments, reinsurance activity, sales and marketing, accruals of accounts payable and other expenses. In addition, we incurred greater share-based compensation during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, there was a non-cash impact relating to the tender offer and fair value adjustment of warrants.
Net cash provided by investing activities for the nine months ended September 30, 2021 was $83.3 million, primarily due to proceeds from sales, maturities, calls and pay downs of investments. Net cash used in investing activities for the nine months ended September 30, 2020 was $103.1 million primarily due to purchases of corporate debt securities, commercial mortgage-backed securities, residential mortgage-backed securities and other debt obligations, partially offset by sales, maturities, calls and pay downs of investments.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $2.3 million, primarily due to proceeds from employees exercising stock options, net of tax proceeds/(withholding), which was offset by a partial repayment of long term debt. Net cash used in financing activities for the nine months ended September 30, 2020 was $0.1 million primarily due to primarily due to proceeds from amending our Term Loan A agreement, which was offset by a partial repayment of Term Loan A.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and LAE, premium write-offs and valuation allowance on our deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2020 10-K and the Notes to the Condensed Consolidated Financial Statements - Unaudited appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our 2020 10-K.

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
Election Under the Jumpstart Our Business Startups Act of 2012
We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to non-emerging growth companies or (2) within the same time periods as private companies.
We have elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act. As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700 million. Accordingly, we will be deemed a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or Exchange Act, and will no longer qualify as an emerging growth company as of December 31, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2020 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2020 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item IA, “Risk Factors” in the 2020 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/2021 - 7/31/2021	12,762	$2.25	—
8/1/2021 - 8/31/2021	1,602,287	$0.71	—
9/1/2021 - 9/30/2021	—	$—	—
All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our Class A and Class B common stock that had been issued upon early exercise of stock options. Pursuant to the associated option award agreements, upon termination of employment of a person holding unvested shares, we were entitled to repurchase the unvested shares.
Use of Proceeds
On October 30, 2020, we closed our initial public offering, or IPO, in which we sold 24,249,330 shares of our Class A common stock at a price of $27.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-249692), which was declared effective by the SEC on October 27, 2020. We raised approximately $615.4 million in net proceeds after deducting underwriting discounts and commissions of $39.3 million and offering expenses. We also issued and sold an aggregate of 18,518,518 shares, or the Private Placement Shares, of our Class A common stock, par value $0.0001 per share, or the Class A Common Stock, to funds affiliated with Dragoneer Investment Group, LLC, or Dragoneer, and Silver Lake Technology Management, L.L.C, or Silver Lake, in private placements that occurred concurrently with the closing of our IPO. The aggregate cash purchase price of the Private Placement Shares was $500.0 million, representing a per share price of $27.00, the same price at which shares of Class A Common Stock were sold to the public in the IPO.
We have used and will continue to use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO for acquisitions and/or strategic investments in complementary businesses, products, services or technologies. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC. The private placement did not involve any underwriters, any underwriting discounts or commissions, or any public offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
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

The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory Department of Insurance, or DOI. “Extraordinary dividend” is defined under the Ohio Revised Code and Delaware Insurance Code, or Code, as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (a) 10% of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the 12-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2020, neither Root Insurance Company nor Root Property & Casualty Insurance Company were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.” included in the 2020 10-K.
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The Ohio DOI and the Delaware DOI may in the future adopt statutory provisions more restrictive than those currently in effect.
Further, both our Term Loan A, which is no longer outstanding as of October 15, 2021, and our Term Loan B, which is no longer outstanding as of November 8, 2021, included covenants that required us to maintain certain levels of liquidity and restricted us from declaring or making any cash dividend or other distributions and from repurchasing any of our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the applicable loan agreements.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Amended and Restated Bylaws of Root, Inc.	10-Q	001-39658	3.2	August 12, 2021

3.3	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

10.1	Advisor Agreement with Daniel Manges, effective July 3, 2021	8-K	001-39658	10.1	July 2, 2021

10.2	Investment Agreement, dated as of August 11, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.1	August 12, 2021

10.3§	Commercial Agreement, dated as of October 1, 2021	8-K	001-39658	10.1	October 1, 2021

10.4	First Amendment to Investment Agreement, dated as of September 29, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.3	October 1, 2021

10.5
Third Amendment to Note Purchase Agreement, dated August 11, 2021, by and among Root, Inc., Caret Holdings, Inc., Wilmington Trust, National Association, and the noteholders from time to time party thereto
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

§ The exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
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

Root, Inc.

Date: November 10, 2021	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Root, Inc.

Date: November 10, 2021	By:	/s/ Daniel Rosenthal
Daniel Rosenthal
Chief Revenue and Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Root, Inc.

Date: November 10, 2021	By:	/s/ Megan Binkley
Megan Binkley
Chief Accounting Officer
(Principal Accounting Officer)