Form 10-K
period 2021-12-31
Root, Inc.
filed 2022-02-23
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share (the "Class A common stock") held by non-affiliates was approximately $1,204.8 million based upon the June 30, 2021, closing price of $10.82 as reported by the Nasdaq Global Select Market.

There were 154.5 million shares of Class A common stock and 99.5 million shares of Class B common stock outstanding as of February 17, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on or about June 7, 2022.

ROOT, INC.
FORM 10-K
As of and For the Year Ended December 31, 2021

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
•our ability to retain existing customers and acquire new customers and expand our customer reach;
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
•our ability to raise additional capital;
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

•our ability to reduce customer acquisition costs and realize other expected benefits related to the partnership with Carvana Group, LLC, or Carvana;
•our ability to drive a significant long-term competitive advantage through our partnership with Carvana;
•our ability to attract, motivate and retain key personnel, or hire personnel, in a competitive labor market and to offer competitive compensation and benefits;
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
•our ability to continue to meet Nasdaq listing standards; and
•the growth rates of the markets in which we compete.
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
•We or Carvana may fail to develop an embedded insurance product and/or fail to perform under the parties’ commercial agreement.
•We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationships with them deteriorate or terminate, or if other factors related to these third parties arise which are beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business and results of operations.
•Operating system platforms and application stores controlled by third parties, such as Apple and Google, may change their terms of service or policies in a manner that increases our costs or impacts our ability to distribute our mobile app, collect data through it and market our products.
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
•We are subject to full scope financial examinations by state insurance regulatory authorities in each state in which one of our domestic insurance company subsidiaries is domiciled and market conduct examinations by state insurance regulatory authorities in any state in which our domestic insurance company subsidiaries issue insurance policies, which could result in adverse examination findings and necessitate remedial actions.
•Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Louisiana.

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
•Our brand may not become as widely known or accepted as incumbents’ brands or the brand may become tarnished.
•We rely on highly skilled and experienced personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business and future prospects.
•New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
•Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.
•Unexpected increases in the frequency or severity of claims may adversely affect our results of operations and financial condition.
•Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.
•We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature.
•We rely on our mobile application to execute our business strategy. Government regulation of the internet and the use of mobile applications in particular is evolving, and unfavorable changes could seriously harm our business.
•Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
•Litigation and legal proceedings filed by or against us and our subsidiaries, including shareholder litigation related to the initial public offering, could have a material adverse effect on our business, results of operations and financial condition, and may divert management’s attention and resources away from our business.
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
•Failure to meet the continued listing requirements of Nasdaq could result in delisting of our Class A common stock, which in turn would negatively affect the price of our Class A common stock and limit investors’ ability to trade in our common stock.

PART 1.
Item 1.  Business
Overview
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate primarily a direct-to-consumer model in which currently we acquire the majority of our customers through mobile applications.
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
We believe the $260 billion U.S. auto insurance market is ripe for disruption. Traditional methods of pooled risk assessment are not personalized and inherently less precise given individual behavioral data is underutilized or not measured as a component of the insurance risk assessment process. We believe traditional systems and processes have become outdated and are increasingly disconnected from the needs of consumers. Our initial focus on auto insurance was motivated by how well-suited we believe the product to be for fundamental improvement through technology. We believe Root is the innovator to drive this transformation.
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
We believe the Root advantage is derived from our unique ability to efficiently and effectively bind insurance policies quickly, aided by segmenting individual risk based on complex behavioral data and proprietary telematics, a customer experience built for ease of use and a product offering made possible with our full-stack insurance structure. These are all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain—from customer acquisition to underwriting to claims and administration to ongoing customer engagement.
As a full-stack insurance carrier, we have the infrastructure to design products and distribute, underwrite, administer and pay claims on all of our policies. Our model, supported by proprietary technology, allows us to be more adaptive across the value chain, provides complete design and feature discretion and we believe frees us to innovate and iterate more quickly than any of our major competitors. We view this flexibility as absolutely critical to introducing new capabilities, reinforcing customer centricity and driving growth. In practice this means we own and control an end-to-end insurance experience and have near complete operating autonomy, subject to regulation, to grow our business.
As with many data-enabled businesses, we benefit from a flywheel powered by data that allows us to improve our model and fuels growth. However, in contrast to many other flywheels where growth-generates-data-generates-growth, we believe our flywheel is more powerful in that increased data generates targeted growth to increase the lifetime value of our customers.
Our model naturally benefits from growing our data flywheel and our portfolio maturing. Renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. As we grow our business, we anticipate, consistent with industry norms, that our portfolio will mature and a greater proportion of our premiums will be from customer renewals. We expect this growing proportion of renewal premiums will bring an increasing mix of lower loss ratio premiums and premiums without associated marketing costs.
We announced in 2021 that we continue to diversify the ways we reach our customers and our product offerings. We are leveraging our technology to develop an embedded experience at the point of car purchase with Carvana. In mid-2021, we saw an elevated consumer interest in vehicle and auto insurance purchases, resulting in a significant increase in customer acquisition and advertising campaigns in digital channels on the part of our competitors, increasing our customer acquisition costs in those channels. Not only do acquisition costs in these channels vary significantly quarter to quarter, we believe an embedded product with distribution partners offers an opportunity for greater marketing efficiency than digital marketing channels alone because they allow us to approach captive audiences in a contextually relevant, data-centric way.
The economic instability caused by the COVID-19 pandemic has led to acute inflationary pressures and supply chain disruptions, which have increased the value of used vehicles and replacement parts in 2021. These cost increases have resulted in greater claims severity while being partially offset by higher salvage and subrogation recoveries on damaged vehicles. As a result of certain factors related to the COVID-19 global pandemic, we continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. In addition, we are developing underwriting models and products that vary the level of reliance on telematics and the point at which telematics are used in underwriting.
Our Industry
Insurance is one of the oldest and largest markets in the world, touching every corner of the world and protecting many of our most important assets. Global property and casualty, or P&C, insurance premiums amount to $3 trillion annually. Our primary addressable market today is U.S. personal lines insurance. This market exceeded $375 billion in 2020 premiums and has grown at a 3% compound annual growth rate, or CAGR, since 2016.
Over the past century, there have been only a few waves of innovative disruption within insurance. Perhaps the most disruptive was the advent of the internet as a distribution channel in the late 1990s, which redefined the personal auto insurance market. We believe the rise of digital distribution is the primary driver of the $50 billion market share shift that has accrued to direct models over the last 20 years. Further, we believe the next technology-driven structural shift is underway—and this time the shift is not just distribution-related but a holistic change in the way insurance is priced and delivered.
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
The hallmark of our data advantage is our integrated set of actual claims and associated proprietary telematics, which we believe to be one of the largest in the market. We match miles tracked, on an individual basis, with actual claims and identify a set of driving performance factors that cause, or on a relative basis are more likely to cause, accidents. We use an internally developed claims infrastructure to capture comprehensive structured data, contributing to our data advantage when combined with telematics experience and iterated over time. This integrated data set drives a usage-based insurance, or UBI, score. When UBI 3.14, a prior iteration of our current model, was reviewed it was determined to be almost ten times more predictive at estimating future losses than a leading third-party provider, according to a leading independent third-party actuarial and consulting firm. Since then, we have continued to iterate on our UBI models and have released UBI 4.0 in a majority of states, which we believe is more predictive than previous models.
Our model revolves around using integrated data and technology to create a pricing advantage through granular risk segmentation. The data we collect feeds proprietary risk scoring models which assist us in identifying what we believe to be the riskiest drivers on the road, a group we have elected not to quote, thus avoiding a risk segment that is up to two times more likely to get in an accident than our average targeted customer. By removing this high-risk segment, we can price the remaining population more fairly, resulting in a stronger conversion of customers whose behavioral data indicates lower risk than a market-standard demographic rating alone. Our segmentation often allows us to provide better pricing to lower risk customers based on their driving behavior, giving us an advantage in acquiring new customers, as compared to traditional insurance carriers, and allowing us to build a more attractive book of business that contributes even more data to our flywheel.
Customer Experience
We strive to meet customers where they are with a user-friendly interface and convenient, efficient experience. This is the mantra that drives our mobile engagement strategy and underpins both our user experience and our fundamental business model. App installation and initial engagement are designed to be intuitive so that customers can easily identify the coverage they need in everyday language, including offering bundling options which clearly lay out associated cost savings.
Our mobile engagement extends across the customer experience and value chain:
•Engagement. The vast majority of our new customers come through our digital or partnership channels, which are largely mobile. We continue to diversify the ways we reach our customers. We are developing an embedded experience that engages customers at contextually relevant times. In partnership with Carvana, we are deploying an embedded experience at the point of car purchase.
•Profile Creation. The Root app is available for both iOS and Android operating systems making it available to 99% of U.S. smartphone users. By simply scanning a driver’s license, a prospective customer can nearly complete a profile, part of an on-boarding process that is possible to complete in as little as 47 seconds and with no keyboard interaction.
•Underwriting. The test drive is a key component of the underwriting process. A two-to-four week test drive gathers and analyzes data from smartphone sensors measuring braking, consistency, turning, time of day and other performance and contextual data. We are developing underwriting models and products that vary the level of reliance on telematics and the point at which telematics are used in underwriting.
•Coverage Selection. As part of profile setup, our app pre-populates with a customer’s owned automobiles and existing or prior coverage terms, allowing easy and seamless selection of policy terms.

•Policy Management. Once bound, customers can perform all policy management functions seamlessly from our app, including profile or coverage adjustments, obtaining proof of insurance or chatting with a bot or human.
•Claims. We make it easy to file a claim and track processing status through to settlement via the app, allowing us to pay out claims rapidly.
Auto insurance is a product most people use every day, reinforcing the importance of our mobile-first engagement strategy for both customer experience and data collection.
Distribution
We distribute largely through the mobile channel, with the majority of our personal insurance customers acquired through either our mobile app or mobile web platform. Mobile is the fastest growing retail channel in the United States, as customers spend less time in front of computers and utilize smart phones for more convenient shopping. We therefore designed a mobile-directed customer acquisition strategy, to ultimately deliver customer acquisition costs below the average cost of doing so, through each of the embedded, direct and agent channels:
•Embedded. We build upon the superior mobile and web customer experiences of distribution partners to reach a captive customer base with an embedded solution. Through our proprietary and fully-integrated application programming interfaces, or APIs, we are able to engage prospective customers when contextually relevant in third-party applications and target high-value customer segments at a higher marketing efficiency than other channels. We expect increased penetration of this channel over time as we seek to grow embedded relationships with other tech-enabled companies like Carvana, offering access to relevant customer bases.
•Digital. Our digital channel is designed to drive volume by efficiently capturing high-intent customers. We accomplish this by meeting our customers within platforms they use extensively such as Facebook and Google or select marketplace platforms where consumers are actively shopping for insurance. We deploy dynamic data science models to optimize targeting and bidding strategies across our digital platforms, aligning customer acquisition cost to expected lifetime value of the potential customer.
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
•Agency. We have been investing in a product to bring the speed and ease of our technology to the independent agency channel. This channel provides access to a larger demographic of customers and we believe it has staying power. We developed an efficient quote and bind process that reduces the time the agent needs to spend with the customer, allowing agencies to be an efficient acquisition channel for us.
Our customer acquisition costs can vary by channel mix, by state, due to seasonality or due to the competitive environment. We believe our main channels allow us to efficiently acquire customers by leveraging our partners’ premier user experiences to approach captive audiences in a contextually relevant, data-centric way. Furthermore, we continue to invest in the technology and data science behind our distribution with A/B tests, dynamic bidding models, and rapid updates and iterations, supporting differentiated cost of customer acquisition over the long term.
Capital Management
As a full-stack insurance company, we operate a “capital-light” business model which utilizes elevated levels of reinsurance. Our capital management strategy has three core objectives: (1) prioritize revenue and targeted customer growth while also maintaining regulatory capital requirements; (2) source efficient capital to support customer acquisition costs; and (3) mitigate impact of large losses or tail events. Together these strategies serve to maximize returns on shareholder capital as we grow.
Reinsurance is a cornerstone of our capital management framework. We have multiple strategic business partnerships with leading global reinsurers who offer us reinsurance solutions on both a proportional (i.e., quota share) and non-proportional (i.e., excess of loss, or XOL, coverage) basis for multi-year periods. We also utilize a wholly-owned, Cayman Islands-based reinsurer, Root Reinsurance Company, Ltd., or Root Re.
Our Growth Strategy
We are focused on the following growth strategies to continue penetrating the $260 billion U.S. auto insurance market and ultimately the $3 trillion global P&C market. In the near term, our primary focus is to execute on the auto opportunity at hand. In the longer-term, we plan to continue to develop additional growth opportunities through the expansion of product offerings, and growing our enterprise solution and entering international markets.
•Execute the Auto Opportunity
◦Better, fairer pricing. We will never stop working to improve our ability to segment risk by increasing the influence of behavioral factors in our underwriting and pricing models. Our primary tool for improvement is to continue applying data science to our powerful flywheel, where each rotation sheds incremental light on the causes of accidents. Over time, we hope that we can replace all correlation-related inputs to our pricing model, such as credit scores, with a fully behavioral pricing model. We would view this as the ultimate achievement in customer transparency and fairness.
◦Enhance marketing efficiency. We will continue to enhance the efficiency of our marketing spend through data science and dynamic targeting, as well as expanding our embedded experience. The embedded experience will allow us to develop integrated auto insurance solutions where we build on the premium mobile and web experiences of contextually relevant partners to access their active customer base.
◦Grow national auto insurance presence. We will continue to focus on domestic growth by diversifying marketing channels, becoming active in more states while improving brand awareness. In November 2020, we acquired Catlin Indemnity Company, a shell insurance company subsequently renamed Root Property & Casualty Insurance Company, or Root Property & Casualty, that expands our ability to sell personal auto insurance in 48 states and the District of Columbia. In instances where a prospective customer solicits a quote in a state where we do not currently underwrite, we retain their contact information, with permission, and re-engage upon state entry.
•Insurance Product Expansion
◦Increase value proposition and business model through cross-sell. We launched our renters product in July of 2019 and our home product partnership in May of 2020. In bundling these products with auto insurance, we unlock the 50% of the market that we believe prefers a bundled offering and was therefore not available to us before. This strategy supports our unit economics by creating additional revenue with no incremental marketing spend. We have also observed that customers with multiple policies retain better than auto-only customers.
•Insurance Product Expansion
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

We may selectively pursue additional acquisitions and partnerships to accelerate any of our growth and profitability objectives or to improve our competitive positioning within existing and new products.
Investments
Our portfolio of investable assets is primarily held in cash, cash equivalents and available-for-sale fixed maturity securities, including U.S. Treasury securities, corporate debt securities, mortgage back securities and other debt obligations. We manage the portfolio in accordance with investment policies and guidelines approved by our board of directors. We have designed our investment policy and guidelines to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations. We set guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. For further information, see Note 3, “Investments,” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Competition
The insurance industry in which we operate is highly competitive. Many of our primary competitors have well-established national brands and market similar products. Our competitors include large national insurance companies such as Geico, Progressive and Allstate, as well as up-and-coming companies and new market entrants in the insurtech industry, some of which also utilize telematics and offer forms of usage-based insurance. Several of these established national insurance companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital, and more types of insurance coverage to offer, such as health and life, than we currently do. In particular, many of these competitors offer consumers the ability to purchase multiple other types of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products, we could face intense competition from traditional insurance companies that are already established in such markets.
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
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our platform are larger contributors to our success in the marketplace.
As of December 31, 2021, we had two issued patents and two non-provisional patent applications pending examination in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select markets in the United States. We also have registered domain names for websites that we use in our business.
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

People at Root
As an insurtech, we believe our differentiating factor is our talent. We believe our people, their knowledge, their skills and the ways they work will provide competitive advantages to allow us to innovate, move with speed in the market and bring subject matter expertise to bear in the market for our customers and shareholders.
Our Company is founded on a core set of values: be curious and push boundaries, be courageous and build trust and be focused and deliver impact. The specific words may change with time as we innovate and grow, but we look for employees who share the essence of these values – innovation, courage and bias for action to drive results.
These values form the basis for our People strategy, which is to give employees voice and choice, build leadership capability to ensure our leaders serve as trusted advisors and the source of truth for our employees and create a sense of belonging for all employees at all levels. These three pillars underscore each step on the employee lifecycle from attraction, to hire, to onboard, and through growth and development. We continue to engage with former employees as alumni.
Employees
As of December 31, 2021, we had 1,571 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. On January 20, 2022, we instituted an organizational realignment, including an involuntary workforce reduction of approximately 330 employees, which represented approximately 20% of our workforce. The majority of the reduction was driven by optimizing certain sales and claims departments, especially claims support staff in first notice of loss. These departments saw a reduced workload that corresponded with the strategic reduction in marketing spend and lower claims volume in the second half of the year. The majority of the affected employees were notified on January 20, 2022, with most job eliminations effective January 2022. All impacted employees were supported with financial and career placement aid. We have not experienced any work stoppages.
Belonging at Root
We are committed to respecting, leveraging, and rewarding the unique views and contributions of all team members by increasing diversity while building and sustaining a culture of inclusivity and belonging—a Root that empowers all employees to be unapologetic about who they are while they connect, create, and innovate. Establishing and maintaining a culture of belonging requires a shift in leadership behaviors and cultural attributes. As we move to a more distributed workforce as a result of our “work where it works best approach” we plan to focus our behaviors on those that are pointed toward driving empathy and trust across our workforce to demonstrate a sense of caring for ourselves, our people and our business. Empathy and trust, along with voice and choice are the cornerstones of our culture of belonging. We are evolving in our approach to a more integrated strategy focused on attracting talent, retaining talent and serving in our communities. Our Board continues to be actively involved in this process, prioritizing representation at all levels in the company and overseeing our belonging efforts at the full board level.
We promote a culture of diversity, equity and inclusion through, for example, Employee Resource Groups, or ERGs. We currently have four ERGs – employees who regularly meet to share like experiences, serve as connectors and support each other as they move forward in their careers and lives more broadly:
•Pride 365: Celebrating everything LGBTQ+ at Root and in our communities;
•Tribe: Cultivating a professional, healthy, and supportive environment while amplifying Black voices at Root;
•Women @ Root: Creating a culture and company that empower women and allies to do their best work; and
•Root Ability and Allies: Resource-sharing, celebrating wins, and cultivating a community of support at Root for our team members with disabilities and their allies.

Leadership at Root
We believe we will best meet the needs of our employees by ensuring strong leadership capabilities at all levels in the organization. As our employee needs and motivations change, we are helping our leaders evolve their leadership tool kits to meet these needs and positioning our leaders to be a source of truth and trusted advisors for all of our employees. Our senior management is spending more time helping leaders focus on three aspects of leadership: care for self, care for others and care for the business. We recently launched Root’s Leadership Academy, a program that provides training, leadership toolkits, opportunities to share best practices, mentorship and support to our people managers.
Ethics and Company Values
In addition to applicable laws and regulations, our Code of Conduct, company values and policies provide the grounding for our ethical framework. Employees are encouraged to report any unusual behavior or any non-compliant activities through a variety of vehicles to include our anonymous reporting system. On an annual basis, we provide ethics training to, and require acknowledgement of our Code of Conduct by, every employee. We strive to ensure our new employees know how and what to report and are encouraged through our values to challenge us and be courageous. We have an open door policy that empowers employees to reach out to leaders, our People team, our compliance and/or internal audit teams to ensure that their concerns are heard and addressed.
Hiring and Retaining Talent
We are continually working on building a culture of attraction and retention of key talent. Our recruiting approach has moved from a Columbus-centric approach to a National landscape in order to attract the best talent to innovate and meet the needs of our customers in a multitude of ways. We are continually updating our recruiting approaches to fill candidate pipelines with diverse candidates with diverse skill sets and life experiences.
Our focus on employee engagement continues with employee surveys and feedback opportunities to create action plans to address needs. Employees provide their perspectives on everything from facilities, to communication vehicles, to development approaches, to change management strategies, and on many other subjects.
In addition, we are continually revising our performance development processes to ensure that employees receive timely and actionable feedback and can improve their performance and voice their career aspirations. We are driving to build a more inclusive learning environment where employees can participate in a variety of learning programs offered through our employee assistance program, digital learning platform and our in-person classes.
In addition, we seek to provide competitive pay and benefits through a combination of fixed and variable compensation programs. We have set salary ranges, based on our defined competitive markets, and annual short and long term incentives aligned to each of our positions as we believe are appropriate.
Our executives and senior leadership roles, along with several identified roles throughout the business participate in a long-term equity-based incentive program, which we believe strongly supports a long term view and pay for performance that is aligned with our shareholders.
Our employee benefits platform is reviewed annually to offer benefits competitive with our market and designed to meet the needs of our people and their families. We invest in the emotional and physical wellbeing of our employees and their families through our benefits programs. Our benefit offering covers medical, dental, vision, prescription drug benefits along with a robust employee assistance program, life insurance, short- and long-term disability, paid time off and paid parental leave. Our move to a “work where it works best” culture allows for tremendous employee flexibility for employees to manage their lives in the ways that they want while also meeting their performance objectives at work.

Meeting Our Employees Needs While Responding to COVID-19 Demands
During the past two years, we have made some fundamental changes as a result of the COVID-19 pandemic. For the health and safety of our employees, we quickly moved as many people as possible to work from home in the early stages. As the pandemic evolved and we understood more about the evolving needs of our employees, we surveyed employees and moved to an ongoing “work where it works best” working environment. In this scenario, we are allowing employees to tell us where they would like to work – in an office, or outside an office anywhere in the continental United States. This choice allows us to help employees manage their health and the health of their family members, provides them with flexibility to live where they would like, changes our geographic footprint and empowers our leaders to be creative in finding solutions that are mutually beneficial for our employees, customers and shareholders.
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
Required Licensing
We have two wholly-owned regulated U.S. insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, or Root Property & Casualty. Root Insurance Company, an Ohio-domiciled insurer, is admitted in the state of Ohio to transact certain lines of property and casualty insurance, maintains licenses to transact insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia, and has an application pending for license to transact insurance in Massachusetts. Root Property & Casualty is domiciled in Delaware and admitted in all 50 states and the District of Columbia to transact certain lines of property and casualty insurance (including to sell personal auto insurance in 48 states and the District of Columbia). Since Root Insurance Company is our regulated insurance subsidiary with the largest premium volume, Ohio is considered our primary state insurance regulator.
We have a reinsurance captive subsidiary, Root Reinsurance Company, Ltd., or Root Re, domiciled in the Cayman Islands.
Our licensed insurance producer subsidiaries, Root Insurance Agency, LLC, Root Lone Star Insurance Agency, LLC, and Root Scout, LLC, must maintain an insurance producer license in every state in which they sell, solicit or negotiate insurance. Root Insurance Agency, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in the remaining 49 states and the District of Columbia, except for California, Florida, Massachusetts and New York. Root Lone Star Insurance Agency, LLC currently holds a resident managing general agency license in Texas. Root Scout, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in the remaining 49 states and the District of Columbia, except California, Florida, Massachusetts, and New York. Root Scout, LLC is seeking such license in California, Florida, Massachusetts, and New York and expects to have obtained them by the end of the second quarter of 2022.
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
Under the Holding Company Acts, all inter-affiliate transactions within a holding company system must meet the following conditions: (i) the terms must be fair and reasonable; (ii) charges or fees for services performed must be fair and reasonable; and (iii) expenses incurred and payments received must be allocated to the insurer in conformity with customary insurance accounting practices consistently applied. We generally must disclose any transaction between our regulated insurance subsidiaries and our other affiliates to the supervisory Department of Insurance, or DOI, and obtain prior approval from such DOI before entering into certain material inter-affiliate transactions, including, but not limited to, management agreements, tax allocation agreements, service contracts, cost-sharing arrangements, extraordinary dividends, certain reinsurance transactions and certain loan agreements.
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
ORSA
Pursuant to the Own Risk and Solvency Assessment, or ORSA, an insurance company with gross written and unaffiliated assumed premium of more than $500 million or that is part of an insurance group with gross written and unaffiliated assumed premium of more than $1 billion must maintain a risk management framework to assist the insurer with identifying, assessing, monitoring, managing, and reporting on its material and relevant risks. In addition, the insurer must regularly conduct an own risk and solvency assessment in accordance with NAIC’s ORSA Guidance Manual. Upon the request of the superintendent of the Ohio DOI, and not more than once a year, an insurer must submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. Root Insurance Company became subject to ORSA in 2020 since it had gross written and unaffiliated assumed premium in excess of $500 million for that year and its first assessment was due prior to the end of fiscal year 2021. Root, Inc. filed its first ORSA summary report with the Ohio DOI on December 30, 2021.
Restrictions on Paying Dividends
We are a holding company that transacts a majority of its business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations depends on the results of operations of our operating subsidiaries and on the ability of such subsidiaries to provide us with cash, whether in the form of dividends, distributions, loans or otherwise. The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory DOI. “Extraordinary dividend” is defined under the Code as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten percent of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the twelve-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2021, neither Root Insurance Company nor Root Property & Casualty were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.”
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

Both Ohio and Delaware have adopted the model legislation promulgated by the NAIC pertaining to risk-based capital and require annual reporting by insurers domiciled within such states to confirm that the insurer is meeting its risk-based capital requirements. Insurers falling below a risk-based capital threshold may be subject to varying degrees of regulatory action. An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100% and 70% of its authorized control level risk-based capital. When total adjusted capital falls below 70%, a mandatory control event is triggered which results in the supervisory DOI placing the insurance company in receivership and assuming control of the operations of the insurer. Root, Inc. entered into an agreement with the Superintendent of Insurance, State of Ohio, or the Superintendent, guaranteeing that Root Insurance Company will maintain certain capital and surplus requirements or risk-based capital levels, whichever is greater, and such additional surplus as the Superintendent requires. The guarantee remains in effect until such time as the Superintendent may release Root, Inc. in writing. As of December 31, 2021, both Root Insurance Company and Root Property & Casualty’s risk-based capital levels are above any of these regulatory action level thresholds and our guaranteed threshold.
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
Periodic Examinations
Our insurance subsidiaries are subject to on-site visits and financial and/or market conduct examinations by state insurance regulatory authorities. We are subject to financial condition examinations in any state in which one of our insurance company subsidiaries is domiciled. For example, Root Insurance Company is Ohio-domiciled and subject to a financial condition examination by the Ohio DOI at least every five years, during which the Ohio DOI reviews the company’s financials, governance, and operations, including its relationships and transactions with affiliates. Root Insurance Company’s first financial condition examination by the Ohio DOI covered the period of January 1, 2015 through December 31, 2019 and was completed on July 8, 2021. Root Property & Casualty, a Delaware-domiciled insurer, was subject to a similar financial condition examination by the Delaware DOI, which covered the period of January 1, 2016 through December 31, 2020 and was completed on February 2, 2022. The Ohio DOI and Delaware DOI examination reports are available to the public and contained no formal findings. Additionally, no financial statement adjustments were required as a result of the Ohio DOI and the Delaware DOI examinations.
We are also subject to market conduct examinations in any state in which one of our insurance subsidiaries issues policies. Market conduct examinations examine an insurer’s conduct toward policyholders, including complaint handling, marketing, claims, policyholder notice, rate and form filing, and customer service. These examinations can result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. Root Insurance Company is currently undergoing market conduct examinations conducted by the Virginia Bureau of Insurance and the Texas Department of Insurance. The Texas examination is expected to conclude near the end of the first quarter of 2022 and the Virginia examination is expected to conclude near the end of the second quarter of 2022. In addition, Root Re, our Cayman Islands subsidiary, is subject to inspections by the Cayman Islands Monetary Authority, or CIMA, on an ad-hoc basis and likely within a five-year period. To date no inspection has occurred.
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
Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations differ somewhat from generally accepted accounting principles in the United States, or GAAP, which are designed to measure a business on a going-concern basis. GAAP gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. Other assets such as goodwill are accounted for under GAAP financial statements but not SAP. As a result, the values for assets, liabilities, and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.
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
We currently have products on file and approved in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Wisconsin.
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
In addition, insurers are restricted in their ability to use telematics-based data to set premium rates in California. Proposition 103, which was passed by referendum in 1988, limits the factors that insurers can use to set auto insurance rates to, in decreasing order of importance: (i) the insured’s driving safety record; (ii) the number of miles he or she drives annually; (iii) the number of years of driving experience the insured has had; and (iv) those other factors that the Commissioner of the California Department of Insurance, or CA DOI, may adopt by regulation and that have a substantial relationship to the risk of loss. Under current California regulation, the use of telematics-based data beyond miles driven, including when, where or how the car is driven, is prohibited. We are currently in discussions with the CA DOI to revise its regulations to allow us to use telematics to a greater extent to underwrite and price insurance policies, although we cannot predict the outcome of these discussions, and there can be no assurance that the CA DOI will revise its regulations accordingly, if at all.
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
Investment Regulation
Root Insurance Company is subject to Ohio’s rules and regulations governing the investment of its assets. Similarly, Root Property & Casualty is subject to Delaware’s rules and regulations governing invested assets. These laws generally require that an insurance company invest in a diverse portfolio and limit their investments in certain asset categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of those investments.
Trade Practices
Insurance producers are subject to regulation on how they may sell, solicit or negotiate insurance and conduct their business, with state laws prohibiting certain unfair trade practices. Such practices include, but are not limited to, false advertising, making false statements to regulators, unfair discrimination and rebating premium to policyholders above certain de minimis amounts. We set business conduct policies and provide training to make our employee-agents and other customer service personnel aware of these prohibitions and require them to conduct their activities in compliance with these statutes.
Unfair Claims Practices
Insurance companies, third-party administrators and individual claims adjusters are generally prohibited by state statutes from engaging in unfair claims practices. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions, failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies, failing to adopt reasonable standards for the investigation and settlement of a claim and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. We set business conduct policies to make claims adjusters aware of these prohibitions and to require them to conduct their activities in compliance with these statutes.
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
We are also subject to the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and the California Privacy Rights Act, or CPRA, which will become effective January 1, 2023. The CCPA and CPRA give California residents the right to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed disclosures about how their personal information is used and shared. The CCPA and CPRA exempt certain information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, the Gramm-Leach-Bliley Act or the federal Driver’s Privacy Protection Act, which also apply to us. However, the definition of “personal information” in the CCPA is broad and encompasses other information that we process beyond the scope of this exemption.

Cybersecurity
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider and adopt new cybersecurity regulations. On October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. A number of states have adopted versions of the Insurance Data Security Model Law, each with a different effective date. Root takes steps to comply with financial industry cybersecurity regulations and believes it complies in all material respects with their requirements but the patchwork nature of the laws in this area currently can make it more costly and difficult to ensure compliance. Our board of directors oversees cybersecurity risk management and delegates oversight of our information security program to our executive officers and chief information security officer, who is responsible for the day-to-day management of our information security program and provides updates to the audit committee of our board of directors at each of its meetings. Our incident response team, headed by our general counsel, reports material information security incidents to our executive officers, who in turn report them to our board of directors.
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
Although the FIO has limited direct regulatory authority over insurance companies or other insurance industry participants, it does represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors, or IAIS. In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, or FSOC, assists the Secretary of the U.S. Department of the Treasury with administration of the Terrorism Risk Insurance Program, monitors trends in the insurance industry and advises the secretary of the U.S. Department of the Treasury on important national and international insurance matters. The FIO has the ability to make a recommendation to the FSOC to designate an insurer as “systemically significant,” subjecting the insurer to regulation by the Federal Reserve as a bank holding company, which could lead to higher capital requirements.
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
Available Information
General information about Root, Inc., including our Corporate Governance Guidelines and our Code of Business and Ethics, can be found at ir.joinroot.com under the “Governance” tab by selecting “Documents & Charters.” We will post on our website any amendments to, or waivers from, our Code of Business and Ethics requiring disclosure under applicable rules within four business days of the amendment or waiver. Charters for the Audit, Risk and Finance Committee, Compensation Committee, and Nominating and Governance Committee are also available at this location. Root, Inc. uses its website, ir.joinroot.com, as a channel for routine distribution of important information, including news releases and other investor communications. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. Additionally, the SEC maintains a website (www.sec.gov) that contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.

Item 1A.  Risk Factors
The following are certain risk factors that could affect our business, financial position and results of operations. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated. The risks that we have highlighted in the following section of this report are not the only ones that we face. Our business involves various risks and uncertainties as well as those associated with the general business and insurance industry environments.
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
We have incurred net losses on an annual basis since our incorporation in 2015, and we may incur significant net losses in the future. We incurred net losses of $521.1 million, $363.0 million and $282.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. We had an accumulated loss of $1,270.1 million and $748.0 million as of December 31, 2021 and December 31, 2020, respectively.
The principal driver of our losses to date is our loss ratios associated with accidents by our customers. As a newer and high growth-focused full-stack insurance company, we have a higher proportion of new customers and/or customers who are inclined to more regularly shop for insurance relative to longer-tenured insurance companies. This higher proportion of new and shopper customers typically generates proportionately greater losses, thus impacting our loss ratio. Like with other more-tenured insurance companies, over time we expect a greater proportion of all customers will be renewal customers. Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustments expenses, or LAE, and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our results of operations and our profitability.
We expect accumulated net loss to continue to increase as we continue to make investments in the development and expansion of our business. Expenses contributing to a net loss may occur in the areas of building embedded products, telematics, digital marketing, brand advertising, consumer-facing technologies, core insurance operations services and lines of insurance not presently offered by Root. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, which may result in increased costs, and it is difficult to predict the size and growth rate of our market, demand for our services and success of current or potential future competitors. Our investments to grow our business may not result in increased or sufficient revenue or growth for several years or at all. Additionally, we will continue to incur significant expenses in connection with the repayment of the outstanding principal and accrued interest on our term loan, and as a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company.
Our limited operating history may make it difficult to evaluate our current business and our future prospects. While our revenue has grown in recent periods, our historic growth rate may not be sustainable. With changes to our focus areas of growth, our historic growth rates should not be considered indicative of future performance, and we may not realize sufficient revenue to achieve or maintain profitability. Revenue growth rates may slow in future periods due to a number of reasons. We may chose to preserve capital, change our focus areas of growth, or encounter unforeseen or unpredictable factors, which may result in increased operating expenses, complications or delays slowing demand for our service, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be seriously harmed and we may not achieve or maintain profitability in future periods.
We may lose existing customers or fail to acquire new customers, and our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive. If we are unable to maintain the levels of customer service or continue technological innovation and improvements, our prospects for future growth may be materially adversely affected.
Our ability to attract and retain customers depends, in part, on our ability to successfully expand geographically, grow our business in the markets we currently serve, expand into new lines of business and offer additional products beyond automobile, renters and homeowners insurance. Expanding into new geographic markets takes time, may place us in unfamiliar competitive environments, requires us to navigate and comply with extensive regulations and may occur more slowly than we expect or than it has occurred in the past. While our loss performance has generally improved over time, loss performance is influenced by a number of factors, including inflation, and as more customers renew their policies and remain policyholders for longer, a future loss of customers could lead to higher loss ratios or loss ratios that cease to decline, which would adversely impact our profitability. If we lose customers, our value will diminish. In addition, we may fail to accurately predict risk segmentation of new customers or potential customers, which could also reduce our profitability.
Further, the insurance industry in which we operate is highly competitive. Many of our primary competitors have well-established national brands and market similar products. Our competitors include large national insurance companies, as well as up-and-coming companies and new market entrants in the insurtech industry, some of which also utilize telematics and offer forms of usage-based insurance. Several of these established national insurance companies are larger than us and have significant competitive advantages over us, including better name recognition, higher financial ratings, greater resources, additional access to capital, and more types of insurance coverage to offer, such as health and life. In particular, many of our competitors offer consumers the ability to purchase multiple types of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. As we expand into new lines of business and offer additional products, we could face intense competition from traditional insurance companies that are already established in such markets.
Our business model and technology are still nascent compared to the established business models of the well-established incumbents in the insurance market. Our success in the automobile insurance market depends on our deep understanding of this industry. To penetrate new vertical markets, we will need to develop a deep understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings. New insurance products could take an extended amount of time to be approved by regulatory authorities or may not be approved at all. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate, and our business, results of operations and financial condition could be materially adversely affected.
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
•we fail to develop an effective embedded insurance platform;
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
If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Class A common stock. Further, if the trading price of our Class A common stock remains depressed or declines further, the potential magnitude of this dilution will increase. As an insurance company, we are subject to extensive laws and regulations in every jurisdiction in which we conduct business, and any such issuances of equity or convertible debt securities to secure additional funds may be impeded by regulatory approvals or requirements imposed by such regulatory authorities if such issuances are deemed to result in a person acquiring “control” of our company under applicable insurance laws and regulations. Such regulatory requirements may require potential investors to disclose their organizational structure and detailed financial statements as well as require managing partners, directors and/or senior officers to submit biographical affidavits which may deter investment in our company.
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
Our business has been and may continue to be impacted by the effects of the outbreak of the novel strain of coronavirus, or COVID-19, which was declared a global pandemic in March 2020. This pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place,” or SIPs, and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unemployment. In 2020, our business was favorably impacted by the SIPs as our customers drove less and we had a resulting material decline in loss coverages, which returned to pre-COVID-19 levels in 2021. Our business has also been impacted by certain state regulations related to COVID-19 relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in meetings, events, and conferences), and we expect to take further actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and customers. Furthermore, the COVID-19 pandemic and governmental responses thereto have impacted and may further impact the broader economies of affected countries, including creating or exacerbating supply chain disruptions and inflation and negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. It is possible that the pandemic and governmental responses thereto will cause increased inflation, an economic slowdown of potentially extended duration, as well as a global recession. The COVID-19 pandemic and governmental responses thereto have resulted, and could further result in, an increase in costs associated with claims under our policies, including the cost to repair or replace vehicles, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. Furthermore, due to the COVID-19 pandemic’s negative impact on driving, regulators in many states either mandated or requested that auto insurance companies refund a portion of their premium to their policyholders to reflect the insurer’s decrease in projected loss exposure due to the virus, and could do so again in the future. In all of the states in which we operate, state insurance regulators have either encouraged, strongly suggested or mandated insurers to provide COVID-19-related consumer relief. Regulators in 13 states in which we operate placed a mandatory moratorium on non-pay cancellations, providing consumers grace periods ranging from 30 days to 120 days in duration during which premium did not need to be paid in a timely fashion. These moratoriums were part of the increase of premium write offs to 2.5% during the year ended December 31, 2021. These mandates and similar regulations or requests could negatively impact our ability to charge or increase premiums to adequately cover our losses and could result in continued increased premium write offs.
Though we continue to monitor the COVID-19 pandemic closely, due to the speed with which it continues to develop, including as a result of new variants, the global breadth of its spread, the range of governmental and community reactions thereto and any delays in wide distribution, or public acceptance, of vaccines (including boosters), there is considerable uncertainty around its duration and ultimate impact. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience severe economic aftereffects, such as increased inflation and/or a recession, and we anticipate our business and operations could be materially adversely affected by either in the United States. The impact of the pandemic may also exacerbate the other risks described in these Risk Factors, and additional impacts may arise that we are not currently aware of, any of which could have a material effect on us. In addition, if there is a future resurgence of COVID-19 or the emergence of another pandemic, these negative impacts on our business may be further exacerbated. As a result, the full extent of the impact of the pandemic on our overall financial and operating results, whether in the near or long term, cannot be reasonably estimated at this time.
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
In addition, the National Association of Insurance Commissioners, or NAIC, announced on July 23, 2020 the formation of a new Race and Insurance Special Committee, or the Special Committee. The Special Committee is tasked with analyzing the level of diversity, equity and inclusion within the insurance sector, identifying current practices in the insurance industry that disadvantage minorities and making recommendations to increase diversity, equity and inclusion within the insurance sector and address practices that disadvantage minorities. The Special Committee may look into strengthening unfair discrimination laws, such as prohibiting the use of credit scores in the underwriting of auto insurance. Any new unfair discrimination legislation that would prohibit us from using data that we currently use or plan to use in the future to underwrite insurance could negatively impact our business.
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
We or Carvana may fail to develop an embedded insurance product and/or fail to perform under the parties’ commercial agreement.
We entered into a commercial agreement with Carvana on October 1, 2021, in which the parties agreed to develop an integrated automobile insurance solution for Carvana’s online car buying platform, and we will pay commissions to Carvana for insurance policies purchased by Carvana customers. The commercial agreement includes exclusivity rights to offer automobile insurance on Carvana’s platform, and we will partner exclusively with Carvana for an enterprise total loss replacement vehicle solution. If we or Carvana are unable to satisfy the obligations under the commercial agreement, or if we are unable to develop an embedded insurance product, that could have a material and adverse effect on our business, financial condition and results of operations.
We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationships with them deteriorate or terminate, or if other factors related to these third parties arise which are beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business and results of operations.
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
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including but not limited to Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data, or DASHBOARD, Act would mandate annual disclosure to the Securities and Exchange Commission, or the SEC, of the type and “aggregate value” of user data used by harvesting companies, such as Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, changes to regulations applicable to the insurance brokerage and distribution business may limit our ability to rely on key distribution platforms, such as the Root API, if the third-party distribution platforms are unable to continue to distribute our insurance products without an insurance producer license pursuant to applicable insurance laws and regulations.
From time to time (including in 2021), competition for limited and/or high-value advertising space from our competitors or other companies can result in increases in the costs we incur in our marketing efforts. These increases to our customer acquisition costs depend on a number of factors outside of our control and can negatively affect our business and operating results.
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
Operating system platforms and application stores controlled by third parties, such as Apple and Google, may change their terms of service or policies in a manner that increases our costs or impacts our ability to distribute our mobile app, collect data through it and market our products.
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

Our success depends in significant part on our ability to expand into additional markets in the United States and abroad. We currently hold Certificates of Authority in 50 states and the District of Columbia and operate in 32 of those states. We plan to have a presence in all 50 states and the District of Columbia, but cannot guarantee that we will be able to provide nationwide coverage on that timeline or at all. We have applied for licenses in 11 states that have not been approved or were withdrawn. Root Insurance Company has one pending certificate of authority application with the Massachusetts Division of Insurance and has not had a license application denied by any insurance regulators. Generally, regulators in states in which our applications were withdrawn preferred that we seek approval at such time that we could demonstrate an underwriting profit and/or willingness to commit to a risk-based capital position greater than what had been required by the Ohio Department of Insurance, or the Ohio DOI.
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
State insurance regulators perform examinations of insurance companies under their jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities at least every five years. Root Insurance Company is Ohio-domiciled and has completed, its first five-year financial examination with the Ohio DOI, which includes a review of the company’s financials, governance, and operations, including its relationships and transactions with affiliates, and a specific examination of our pricing and underwriting methodologies and our regulatory capital. Similarly, Root Property & Casualty is a Delaware-domiciled insurer and completed a similar financial examination by the Delaware DOI. If, as a result of examinations, our regulators determine that our financial condition, capital resources or other aspects of any of our operations are not satisfactory, or that we have violated applicable laws or regulations, such regulator may subject us to fines or other penalties and/or require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as pursuant to an enforcement action or, in the case of regulatory capital, require us to maintain additional capital. The results of the examinations are a matter of public record, and our reputation may also be harmed by such penalties.

We are subject to market conduct examinations by state insurance regulatory authorities in any state in which our domestic insurance subsidiaries issue insurance policies, which could result in adverse examination findings and necessitate remedial actions.
Our domestic insurance subsidiaries are also subject to other investigations or inquiries, including market conduct examinations, in any state in which they issue policies. These examinations can result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. For example, Root Insurance Company is currently subject to a market conduct examination by the Virginia State Corporation Commission’s Bureau of Insurance and the Texas Department of Insurance. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from this examination could have a material adverse effect on our business, reputation, financial condition or results of operations.
Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Louisiana.
Approximately 36.9% of our gross written premium for the year ended December 31, 2021 originated from customers in Texas, Georgia and Louisiana. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, and cause material losses in Texas, Georgia or Louisiana, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in Texas, Georgia or Louisiana may expose us to more significant risks.
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
The requirements of the CCPA will expand substantially in January 2023 as a result of California voters approving the CPRA, in November 2020. The CPRA will give California residents the ability to: limit use of precise geolocation information and other categories of information classified as “sensitive”; add e-mail addresses and passwords to the list of personal information that, if lost or breached, would entitle affected individuals to bring private lawsuits; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, the CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.
Some observers have noted that the CCPA and the CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. There is also discussion in Congress of new comprehensive federal data protection and privacy laws to which we likely would be subject to if enacted. Until an overarching federal privacy law is passed, however, it is anticipated that individual states will continue to adopt or amend state laws and regulations governing data privacy and cybersecurity, which could increase the cost and complexity of our compliance efforts and could impact the integrity and quality of our pricing and underwriting processes.
Additionally, in response to the growing threat of cyberattacks in the insurance industry, certain jurisdictions have begun to impose new cybersecurity laws and regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. A number of states have adopted versions of the Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the Insurance Data Security Model Law in the future. Also in 2017, the New York State Department of Financial Services adopted regulations providing minimum standards for insurance companies’ cybersecurity programs, requiring an annual certification confirming compliance. In May 2018, South Carolina passed a cybersecurity bill requiring, among other things, any insurance entity operating in the state to establish and implement a cybersecurity program protecting their business and their customers from a data breach, to investigate data breaches and to notify regulators of a cybersecurity event. Some jurisdictions, such as Connecticut, Massachusetts, Nevada and California have enacted more generalized data security laws that apply to certain data that we process. Although we take steps to comply with financial industry cybersecurity regulations and other data security laws and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in material regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.
If we expand into Europe, we may also face privacy, data security, and data protection risks in connection with requirements of the General Data Protection Regulation (E.U.) 2016/679, or GDPR, and other data protection regulations. Among other stringent requirements, the GDPR restricts transfers of data outside of the European Union. to third countries deemed to lack adequate privacy protections (such as the United States), unless an appropriate safeguard specified by the GDPR is implemented. A July 16, 2020 decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the United States and had called into question the viability of its primary alternative. While this ambiguity has largely been resolved, the ability of companies to lawfully transfer personal data from the European Union to the United States at the very least requires updated transfer mechanisms and great attention to detail. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit our ability to deliver our products in the European Union and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties including orders that require us to change the way we process data.
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
Our continued success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website and mobile app may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and are subject to fraud, computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or mobile app shutdowns.
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
Many of our services are provided through the Internet which increases our exposure to potential cybersecurity attacks. We have experienced cybersecurity threats to our information technology infrastructure and have experienced non-material cybersecurity attacks, attempts to breach our systems, fraudulent activity and other similar incidents.
In December 2021 a vulnerability was discovered in Apache Software Foundation’s Log4j—internet software broadly used in a variety of consumer and enterprise services, websites, applications and operational technology products—that allowed malicious attackers to execute code remotely on any exposed computer, which enabled them to then steal data, install malware or take control of the device. Although we have no external facing systems utilizing this software, certain of our contractors and vendors use this software. To date, we have not identified any malicious activity as it relates to us but our investigation is ongoing and we continue to work to both identify the effect on our contractors and vendors and help them minimize the vulnerability’s impact.
Future threats could cause harm to our business and our reputation and challenge our ability to provide reliable service, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.
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

We rely on third parties to provide critical services that help us deliver our solutions and operate our business. These third parties may support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. They may not have adequate security measures and could experience a cybersecurity incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third parties for any resulting liability that we incur.
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
A security breach or other cybersecurity incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage our reputation and brand; reduce demand for our insurance products; disrupt normal business operations; require us to expend significant capital and resources to investigate and remedy the incident and prevent recurrence; and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could have a material adverse effect on our business, financial condition and results of operations. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies in our industry could create the perception among our customers or potential customers that our digital platform is not safe to use. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
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
Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives, or our business may contract and we may lose market share. The involuntary workforce reduction we announced in January 2022 may have harmed our reputation and relationship with our employees and may make it more difficult for us to recruit top talent. We have experienced the effects of the current competitive labor market and have responded by increasing wages and/or benefits in certain circumstances and provided cash and equity to retain certain employees in order to attract and retain employees, all of which may continue to negatively impact our results of operations. Moreover, certain of our competitors or other insurance or technology businesses may seek to hire our employees. We cannot assure you that our equity incentives and other compensation will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our Class A common stock does not increase or declines further. In addition, our ability to attract, retain and motivate employees may be impacted by our recent workforce reduction. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.
We depend on our senior management, including Alexander Timm our Chief Executive Officer and co-founder, and Daniel Rosenthal, our Chief Revenue and Operating Officer and Chief Financial Officer, as well as other key personnel. We have experienced turnover among our senior management and employees. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management and other key personnel, including as a result of the COVID-19 pandemic, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.
New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
State and federal lawmakers and insurance regulators are focusing on the use of artificial intelligence broadly, including, in particular, concerns about transparency, deception, and fairness. For instance, on August 24, 2020 the NAIC adopted guiding principles on artificial intelligence developed by the NAIC’s AI Working Group to provide guidance to regulators on the use of artificial intelligence in the insurance industry. In addition, legislation regulating the use of artificial intelligence has been enacted in several states and has been proposed on the federal level. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. We may also be required to disclose our proprietary software to regulators, putting our intellectual property at risk, in order to receive regulatory approval to use such artificial intelligence in the underwriting of insurance and/or the payment of claims. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, California’s Bolstering Online Transparency Act, effective as of July 2019, makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about the bot’s artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we have taken steps to mitigate our liability for violations of this and other laws restricting the use of electronic communication tools, no assurances can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.
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
Changes in bodily injury claim severity are impacted by inflation in medical costs, litigation trends and precedents, regulation and the overall safety of automobile travel. Changes in auto property damage claim severity are driven primarily by inflation in the cost to repair or replace vehicles, including parts and labor rates, the mix of vehicles that are declared total losses, model year mix as well as used car values. While actuarial models for pricing and reserving typically include an expected level of inflation, unanticipated increases in claim severity can arise from events that are inherently difficult to predict such as inflationary shocks or surges in health care costs. Although we pursue various loss management initiatives to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.
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
In addition, the NAIC Insurance Regulatory Information System, or IRIS, is a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. If our ratios fall outside of the usual range for one or more ratios set forth by the NAIC for any number of reasons, it could subject us to heightened regulatory scrutiny or measures or create investor uncertainty around the stability of our financial condition, which could harm our business. We have disclosed to the Ohio DOI that certain of our ratios fall outside the usual range for one or more IRIS ratio factors. The Ohio DOI has acknowledged this and taken no regulatory action, although there can be no assurance that the Ohio DOI will not do so in the future.
Further, the NAIC has promulgated a Model Regulation to Define Standards and Commissioner's Authority for Companies Deemed to be in Hazardous Financial Condition, or the Hazardous Financial Condition Standards, which has been adopted by states in whole or part. If our financial condition is deemed by state insurance regulators to meet the Hazardous Financial Conditions Standards, it could subject us to heightened regulatory scrutiny or measures or create uncertainty around the stability of our financial condition, which could harm our business. The Ohio DOI has determined that our financial condition does meet certain of those standards and requires us to provide the Ohio DOI with monthly financial reports. The South Carolina Department of Insurance also requires the provision of monthly financial reports.
Similarly, our wholly-owned, Cayman Islands-based captive reinsurer, Root Re, is subject to additional capital and other regulatory requirements imposed by the CIMA. Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of Root Re’s Class B(iii) insurer license, which could adversely impact our ability to improve our overall capital efficiency and support our “capital-light” model.
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
Our trade secrets, trademarks, copyrights, patents, know-how, and other intellectual property rights are important assets for us, in the United States and other jurisdictions. We rely on, and expect to continue to rely on, various agreements with our employees, independent contractors, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, and trade secret laws, to protect our brand and other intellectual property rights. Such agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology, and we may fail to consistently obtain, police and enforce such agreements. Additionally, various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, especially in foreign jurisdictions, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary.
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
We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark or copyright, as applicable, or whether the examination process will require us to narrow our claims or otherwise limit the scope of such intellectual property. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. Because obtaining patent protection requires disclosing our inventions to the public, such disclosure may facilitate our competitors developing improvements to our innovations. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business. In addition, other parties may independently develop similar or competing technologies designed around any patents or patent applications that we hold. Some of our products and technologies are not covered by any patent or patent application. A failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies.
We currently hold various domain names relating to our brand, including joinroot.com, rootinsurance.com and root-enterprise.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our mobile app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
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
•regulatory constraints on rate increases; and
•our failure to accurately estimate investment yields and the duration of our liability for loss and LAE, as well as unanticipated court decisions, legislation or regulatory action.
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
We are subject to statutory property and casualty guaranty fund assessments in many states in which we do business. The purpose of a guaranty fund is to protect customers in a particular state by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers in such state. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer's share of voluntary premiums written in the state. During the year ended December 31, 2021, the amount we contributed to such funds were immaterial; however, as we enter new states the amount we are required to contribute may increase materially.
Maximum contributions required by law in any one year vary by state. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments due to a rise in insurance insolvencies could have a material adverse effect on our financial condition and results of operations.
Litigation and legal proceedings filed by or against us and our subsidiaries, including shareholder litigation related to the initial public offering, could have a material adverse effect on our business, results of operations and financial condition, and may divert management’s attention and resources away from our business.
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
As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we do not believe that we are a party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow, members of the insurance industry are periodically the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ a technology platform to collect customer data, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.
Additionally, on May 19, 2021, a purported class action complaint was filed against the Company and certain of its current officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders alleging that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, in connection with and following the Company’s initial public offering. This litigation can subject us to substantial costs and divert resources and the attention of management from our business. If these claims are successful, our business could be seriously harmed. Even if the claims do not result in protracted litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2021, we had federal income tax net operating losses, or NOLs, of approximately $1,042.6 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code, or the Code, or otherwise. Of our federal NOLs, $496.1 million of losses will begin to expire in tax years 2035 through 2041 and $546.5 million of losses can be carried forward indefinitely.
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
In 2021, the Company issued shares of Series A Preferred Stock to Carvana equal to 5% of the fully diluted shares outstanding in the Company at the time of issuance. In addition, the Company issued to Carvana several tranches of warrants, which if exercised, would allow Carvana to acquire Class A Common Stock up to an additional 29.9% of fully diluted shares outstanding in the Company. Carvana may elect, and the Company has the right to cause, any exercise of the warrants to be net settled. As of the year ended December 31, 2021, Root has determined that Carvana’s initial investment will not trigger an ownership change under Section 382 of the Code. The Company will continue to monitor ownership changes in the event Carvana exercises its warrants and any associated effect on the Company’s ability to utilize our NOLs.
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
We are subject to extensive laws and regulations by the individual state insurance departments in the states in which we transact business and the CIMA as it pertains to our captive reinsurance company. These laws and regulations are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital and surplus, and additional limits on our ability to grow or to achieve targeted profitability. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to: prior approval of transactions resulting in a change of “control”; approval of policy forms and premiums; approval of intercompany service agreements; statutory and risk-based capital solvency requirements, including the minimum capital and surplus our regulated insurance subsidiary must maintain; and establishing minimum reserves that insurance carriers must hold to pay projected insurance claims.
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
Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Federal Reserve Board, the Federal Insurance Office, the U.S. Department of Labor, the U.S. Department of Justice and the National Labor Relations Board. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act, or FCRA. Among other things, the FCRA requires that insurance companies (i) have a permissible purpose before obtaining and using a consumer report for underwriting purposes and (ii) comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws could subject us to regulatory fines and other sanctions. In addition, given our short operating history and rapid rate of growth, we are more vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, with respect to our customer communications. As a result of such noncompliance, regulators have in the past imposed non-material fines and penalties and could in the future impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.
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
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. As an example, an insurance holding company system’s ultimate controlling person is required to submit annually to its primary state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. As the ultimate controlling person in the insurance holding company system, we are required to file an annual enterprise risk report. Root Insurance Company submitted its annual enterprise risk report with Ohio on July 31, 2021. Other changes include the requirement that a controlling person submit prior notice to its supervisory insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its supervisory insurance regulator.
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
We provide automobile and renters insurance products through our websites and mobile apps, which compete with traditional offline insurance counterparts. We do not offer insurance through traditional, offline brokers. We believe that the continued growth and acceptance of online products and services as well as those offered through mobile devices generally will depend, to a large extent, on the continued growth in commercial use of the internet and mobile apps, and the continued migration of traditional offline markets and industries online.
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
Our actual incurred losses and LAE may be greater than our loss and LAE reserves, which could have a material adverse effect on our financial condition and results of operations.
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
We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, severe weather, economic and judicial trends and legislative and regulatory changes. Moreover, changing climate conditions, whether due to global climate change or other causes, may increase how often severe weather events and other natural disasters occur, how long they last, and how much insured damage they cause, and may change where the events occur. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial condition.
Recorded claim reserves, including case reserves and incurred but not reported, or IBNR, claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, state mix, contractual terms, industry payment and reporting patterns, and changes in claim reporting, and settlement practices. External factors are also considered, such as court decisions, changes in law and litigation imposing unintended coverage. We also consider benefits, such as requiring the availability of multiple limits for a single loss occurrence. Regulatory requirements and economic conditions are also considered.
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
There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend, or at all. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a customer may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our customers. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and LAE, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in California could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions. Under insurance laws, the insurer typically has the burden of proving an exclusion applies and any ambiguities in the terms of a loss limitation or exclusion provision are typically construed against the insurer. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
Risks Related to Ownership of Our Class A Common Stock
Failure to meet the continued listing requirements of Nasdaq could result in delisting of our Class A common stock, which in its turn would negatively affect the price of our Class A common stock and limit investors’ ability to trade in our common stock.
Our common stock trades on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. At February 22, 2022, our closing price was $1.54. If we fail to meet these continued listing requirements, Nasdaq may take steps to delist our Class A common stock. If our Class A common stock is delisted from The Nasdaq Global Select Market, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our Class A common stock;
•a reduced liquidity with respect to our Class A common stock;
•a determination that shares of our Class A common stock are a “penny stock,” which will require broker-dealers trading in our Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A common stock;
•a limited amount of news and analyst coverage for our company; and
•a limited ability to issue additional securities or obtain additional financing in the future.
The dual class structure of our common stock will have the effect of concentrating voting control with our executive officers, directors and their affiliates, which will limit your ability to influence the outcome of important transactions.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of February 17, 2022, holders of our Class B common stock collectively beneficially own shares representing approximately 85.6% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 56.4% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations have and may continue to increase our legal, accounting, investor relations, financial and other costs and expenses, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of U.S. government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Being a public company and the associated rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
In the future we may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. There is no assurance that such acquisitions or investments will perform as expected or will be successfully integrated into our business or generate substantial revenue, and we may overestimate cash flow, underestimate costs or fail to understand the risks of or related to any investment or acquired business. The process of acquiring a business, product or technology can also cause us to incur various expenses and create unforeseen operating difficulties, expenditures and other challenges, whether or not those acquisitions are consummated, such as:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•inadequacy of reserves for losses and LAE;
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
If we fail to anticipate the impact on our business of changing technology, including automotive technology, our ability to successfully operate may be materially impaired. Our business could also be affected by potential technological changes, such as autonomous or partially autonomous vehicles or technologies that facilitate ride, car or home sharing, the more widespread adoption of electric vehicles (including potentially as a result of climate change or regulatory responses to it), or vehicles with built-in telematics features. Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the automobile insurance market, causing our business to decline. Since auto insurance constitutes substantially all of our business, we are more sensitive than other insurers and more adversely affected by trends that could decrease auto insurance rates or reduce demand for auto insurance over time. We may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.
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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our corporate headquarters is located in Columbus, Ohio, and consist of 109,062 square feet under lease agreements that expire in 2024 and 2026. We lease all of our facilities and do not own any real property. We also sublease certain office space to the extent we no longer need that space for current and anticipated future needs. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
For additional information regarding our leases, refer to Note 8, “Leases,” in the Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, except as noted in Note 12, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.

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
Holders of Record
As of February 17, 2022, Root had 48 common stockholders of record of Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
As of February 17, 2022, Root had 58 common stockholders of record of Class B common stock.
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
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/2021 - 10/31/2021	3,125	$0.29	—
11/1/2021 - 11/30/2021	400	$7.25	—
12/1/2021 - 12/31/2021	63,464	$2.44	—
All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our Class A and Class B common stock that had been issued upon early exercise of stock options. Pursuant to the associated option award agreements, upon termination of employment of a person holding unvested shares, we were entitled to repurchase the unvested shares at the original exercise price.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. This Management’s Discussion and Analysis does not discuss 2019 performance or a comparison of 2020 versus 2019 performance for select areas where we have determined the omitted information is not necessary to understand our current period financial condition, changes in our financial condition, or our results. The omitted information may be found in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or the SEC, on March 4, 2021.
Overview
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate primarily a direct-to-consumer model in which we currently acquire the majority of our customers through mobile applications.
We believe the Root advantage is derived from our unique ability to efficiently and effectively bind auto insurance policies quickly, aided by segmenting individual risk based on complex behavioral data and proprietary telematics, a customer experience built for ease of use and a product offering made possible with our full-stack insurance structure. These are all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain—from customer acquisition to underwriting to claims and administration to ongoing customer engagement.
Our model benefits from portfolio maturity. As we scale the business, our results are disproportionately weighted towards new customers compared to traditional insurance carriers. As we build an underlying base of recurring customers, we expect the following financial impacts:
•Improved loss ratio. Renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals and drive down the loss ratio across our portfolio.
•Reduced marketing as a percentage of premium. Recurring customer premiums have no associated customer acquisition costs and minimal underwriting costs, driving profitability. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals without associated marketing costs.
•Improved retention. As a young insurance carrier weighted towards new customers, we naturally have a higher percentage of more frequent shoppers. As our business tenures and our flywheel spins, allowing us to increase our pricing advantage, we will have the opportunity to acquire more long-standing customers and retain those that might naturally shop frequently. In addition to our pricing advantage, we anticipate our expanding relationships with customers through product bundling will demonstrate further improvement in retention.
•Increased revenue per customer. Our product expansion provides an opportunity to generate additional premium and fee income per customer without material incremental marketing cost.
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe this allows us to operate with a cost to acquire and cost to serve advantage. We continue to develop machine learning loss models, which allows us to respond more quickly to changes in the market, improve pricing segmentation through enhancements to our UBI model and take appropriate rate actions. We efficiently acquire customers directly through multiple channels, including embedded, digital

(performance), channel media, referrals and agency. Our marketing costs have historically been well below industry averages, although in any given period, these costs can vary by channel mix, by state, or due to seasonality or due to the competitive environment. Today, we acquire the vast majority of our customers through our mobile app and mobile website. We believe that through prudent investment in and diversification of our marketing channels, including a focus on embedded insurance through our exclusive partnership with Carvana, and leveraging proprietary data science and technology to build out independent agent products and relationships, will position us for more sustainable, long-term and profitable growth. Additionally, we are realizing operating efficiencies as we scale against our fixed expense base. Our claims management expenses, as represented by our loss adjustment expenses, or LAE, are in line with peers within only three years of bringing claims management in-house and we expect to improve as we further embed machine learning into our processes.
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
As a full-stack insurance company, we currently employ a “capital-light” model, which utilizes a variety of reinsurance structures at elevated levels of reinsurance. These reinsurance structures deliver three core objectives (1) top-line growth without a commensurate increase in regulatory capital requirements, (2) support of customer acquisition costs and (3) protection from outsized losses or tail events. We expect to maintain an elevated level of third-party quota share reinsurance while rapidly growing our business in order to operate a capital-light business model. As our business scales, we expect to have the flexibility to reduce our quota share levels to maximize the return to shareholders.
In August 2021, we commenced a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. Pursuant to this arrangement, we route all of our new auto policies and, over time, expect to route certain renewal auto policies, in Texas through the fronting carrier. In exchange for a commission paid to the fronting carrier, we assume 100% of the related premium and losses on those policies. Through this fronting arrangement, we have greater rating and underwriting flexibility that we believe will allow us to more accurately segment risk in Texas to improve profitability.
Given the significant impact of reinsurance on our results of operations, we use certain gross basis key performance indicators to manage and measure our business operations and enhance investor understanding of our business model prior to reinsurance. We believe our long-term success will be apparent through the progression of our gross metrics. Results of operations on a gross basis alone are not achievable under our regulatory landscape given our top-line growth and resulting capital requirements, which are relieved, in part, by obtaining reinsurance. The gross metrics include gross written premium, gross earned premium, direct contribution, ratio of direct contribution to gross earned premium, gross loss ratio, gross LAE ratio and gross accident period loss ratio. For additional information, including definitions of these key metrics, see “— Key Performance Indicators” and for a reconciliation of direct contribution to the most directly comparable generally accepted accounting principles in the United States, or GAAP, metric, see “— Non-GAAP Financial Measures.”
Key Factors and Trends Affecting our Operating Performance
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:
Our Ability to Manage Risk
We leverage technology to help manage risk. For instance, we leverage machine learning to “clean” behavioral data obtained through a customer’s mobile device, and we use advanced statistical methods to model that data into usable behavior scores. We leverage intelligent chat functions and various forms of machine learning and advanced automation to help power our claims function. Technology is a key differentiator in managing risk across our key functions. Our success depends on our ability to adequately and competitively price risk.

Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. We intend to continue to drive new customer growth by leveraging our differentiated consumer experience, machine learning loss models and our telematics-based pricing. Additionally, our proprietary dataset will continue to scale as we grow, enabling us to enhance our predictive models to further improve pricing and attract potential new customers. We will also continue to target attractive potential customer segments through our embedded experience and digital marketing channels. Our ability to attract new customers will depend on a number of factors, including the pricing of our products, offerings of our competitors, our ability to expand into new markets, and the effectiveness of our marketing efforts. Our ability to attract and retain customers depends on maintaining and strengthening our brand by providing superior customer experiences and competitive pricing. In particular, we are challenged by traditional insurers who have more diverse product offerings and longer established operating histories. These competitors can mimic certain aspects of our digital platform and offerings, and as they have more types of insurance products, can offer customers the ability to “bundle” multiple coverage types together, which may be attractive to many customers.
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
Our Ability to be Licensed in all States in the United States
Our long-term growth opportunity will benefit from our ability to provide insurance across more states in the United States. Today, we are currently licensed in 50 states (48 states for personal auto) and the District of Columbia and operate in 32 of those states. Our continuous state expansion has unlocked a large total addressable market for sustained growth, made our direct targeted marketing more efficient and created an opportunity to build a national brand, supporting our marketing holistically.
To expand our geographic footprint, in November 2020, we acquired all of the authorized, issued and outstanding shares of Catlin Indemnity Company, subsequently renamed Root Property & Casualty Insurance Company, or Root Property & Casualty.
Our Ability to Expand Premiums and Fee Income Per Policy Through Cross-Sell
We are in the early stages of cross-selling non-auto products across our customer base. In 2019, we began offering renters insurance and, in May 2020, we launched our homeowners insurance product in partnership with Homesite Insurance, or Homesite. Cross-sales allow us to generate additional premiums (renters) and fee income (homeowners) without material incremental marketing spend, and ultimately higher revenue per customer. We have also observed that bundling products with auto insurance improves retention as the relationship with our customer expands. Our success in expanding revenues through cross-sales depends on our marketing efforts with new products, continuous state expansion of these offerings and the pricing of our bundled products. The success of our renters insurance offering is also subject to our ability to develop underwriting capabilities to adequately price renters risk.
Recent Developments Affecting Comparability
COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures,

“shelter in place” orders, or SIPs, and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains and led to unemployment. We, and other businesses within the insurance industry, have been impacted by certain individual state bulletins that were issued in 2020 and outlined COVID-19 premium relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. The COVID-19 pandemic and governmental responses thereto have impacted and may further impact the broader economic environment, including creating or exacerbating supply chain disruptions and inflation and negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates.
As a result of the SIPs that started to occur toward the end of March 2020, our customers drove less and we had a resulting decline in loss costs during the first quarter of 2020. Most parts of the country eased COVID-19-related restrictions and began to return to customary levels of business activity during the second quarter of 2021. We are now seeing miles driven exceed pre-COVID-19 levels. As a result of the increase in average miles driven, claims frequency has rebounded proportionally. In addition, the economic instability caused by the COVID-19 pandemic has led to acute inflationary pressures and supply chain disruptions, which have increased the value of used vehicles and replacement parts in 2021. These cost increases have resulted in greater claims severity while being partially offset by higher salvage and subrogation recoveries on damaged vehicles. As a result of certain factors related to the COVID-19 global pandemic, we continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends.
The American Rescue Plan Act became law in March 2021 and provided a third round of stimulus payments from the federal government to many American consumers. The easing of COVID-19 SIPs and these stimulus payments led to an unexpected surge in interest in vehicle and auto insurance purchases. This elevated interest resulted in a significant increase in customer acquisition and advertising campaigns in digital channels on the part of our competitors, increasing our customer acquisition costs during 2021. With the recent surge of the Delta and Omicron variants of COVID-19 across the United States and increasing rates of COVID-19 cases and hospitalizations, it is unclear what the impact of the pandemic will be on future operations. As the COVID-19 pandemic continues, there is ongoing uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. See the section titled “Risk Factors” for more details.
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

	Years Ended December 31,
	2021	2020	2019
	(dollars in millions, except Premiums per policy)
Policies in force
Auto	354,371	322,759	281,310
Renters	8,802	7,739	1,747
Premiums per policy
Auto	$1,006	$939	$904
Renters	$140	$140	$127
Premiums in force
Auto	$713.0	$606.1	$508.6
Renters	$1.2	$1.1	$0.2
Gross written premium(1)	$742.6	$616.8	$451.1
Gross earned premium(1)	$719.6	$605.2	$352.9
Gross profit/(loss)	$(51.9)	$(14.2)	$(83.5)
Gross margin	(15.0)%	(4.1)%	(28.8)%
Adjusted gross profit/(loss)	$(3.3)	$21.0	$(54.2)
Direct contribution	$8.1	$18.9	$(57.4)
Ratio of adjusted gross profit/(loss) to total revenue	(1.0)%	6.1%	(18.7)%
Ratio of adjusted gross profit/(loss) to gross earned premium	(0.5)%	3.5%	(15.4)%
Ratio of direct contribution to total revenue	2.3%	5.4%	(19.8)%
Ratio of direct contribution to gross earned premium	1.1%	3.1%	(16.3)%
Gross loss ratio	86.0%	82.0%	99.9%
Gross LAE ratio	10.5%	10.1%	12.0%
Gross accident period loss ratio	87.9%	76.2%	103.0%
______________
(1) Includes premiums assumed from the fronting carrier that commenced in August 2021. Assumed written premium and assumed earned premium for the year ended December 31, 2021 were $16.7 million and $7.3 million, respectively. Prior to the fronting carrier commencement, we did not assume any premiums.

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
Premiums per Policy
We define premiums per policy as the ratio of gross written premium on policies in force divided by policies in force. We view premiums per policy as an important metric since the higher the premiums per policy the greater the amount of earned premium we expect from each policy. As discussed below in gross written premium, this key performance indicator has been updated to include assumed written premiums beginning during the third quarter of 2021. There is no impact to any prior periods for this change.
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
Gross Written Premium
We define gross written premium, as the total amount of gross premium on policies that were bound during the period less the prorated impact of policy cancellations. Gross written premiums includes direct premiums and assumed premiums. We began assuming premium during the third quarter of 2021 in connection with our entry into an arrangement with a fronting carrier in Texas; therefore, there is no impact to this key performance indicator for any prior periods. We view gross written premium as an important metric because it is the metric that most closely correlates with our growth in gross earned premium. We use gross written premium, which excludes the impact of premiums ceded to reinsurers, to manage our business because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE) are the key drivers of our future profit opportunities. Additionally, premiums ceded to reinsurers can change significantly based on the type and mix of reinsurance structures we use, and, as such, we have the optionality to fully retain the premiums from customers acquired in the future.
Gross Earned Premium
We define gross earned premium as the amount of gross premium that was earned during the period. Premiums are earned over the period in which insurance protection is provided, which is typically six months. Gross earned premium includes direct premiums and assumed premiums. We began assuming premium during the third quarter of 2021 in connection with our entry into an arrangement with a fronting carrier in Texas; therefore, there is no impact to this key performance indicator for any prior periods. We view gross earned premium as an important metric as it allows us to evaluate our growth prior to the impacts of reinsurance. It is the primary driver of our consolidated GAAP revenues. As with gross written premium, we use gross earned premium, which excludes the impact of premiums ceded to reinsurers to manage our business, because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE) are the key drivers of our future profit opportunities.
Gross Profit/(Loss)
We define gross profit/(loss) as total revenue minus net loss, and LAE expense and other insurance expense (benefit) inclusive of depreciation and amortization. We view gross profit/(loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
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
Ratio of Adjusted Gross Profit/(Loss) to Gross Earned Premium
The ratio of adjusted gross profit/(loss) to gross earned premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other. We rely on this measure, which supplements our gross profit/(loss) ratio as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends with respect to our customer base. We use gross earned premium as the denominator in calculating this ratio because it reflects business volume free of elective capital-light choices related to our reinsurance programs. As discussed above in gross written premium, this key performance indicator has been updated to include assumed earned premiums in the calculation of ratio of adjusted gross profit/(loss) to gross earned premium during the third quarter of 2021. There is no impact to any prior periods for this change.

	Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Numerator: adjusted gross profit/(loss)	$(3.3)	$21.0	$(54.2)
Denominator: total gross earned premium	$719.6	$605.2	$352.9
Ratio of adjusted gross profit/(loss) to gross earned premium	(0.5)%	3.5%	(15.4)%
Ratio of Direct Contribution to Gross Earned Premium
The ratio of direct contribution to gross earned premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other, without contemplating the impacts of reinsurance. We rely on this measure, which supplements our gross margin as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends with respect to our total policy portfolio. We use gross earned premium as the denominator in calculating this ratio because it reflects business volume free of elective capital-light cession or commission structures choices from our reinsurance ceded programs. As discussed above in gross written premium, this key performance indicator has been updated to include assumed earned premiums in the calculation of ratio of direct contribution to gross earned premium during the third quarter of 2021. There is no impact to any prior periods for this change.

	Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Numerator: direct contribution	$8.1	$18.9	$(57.4)
Denominator: total gross earned premium	$719.6	$605.2	$352.9
Ratio of direct contribution to gross earned premium	1.1%	3.1%	(16.3)%
Gross Loss Ratio
We define gross loss ratio expressed as a percentage, as the ratio of gross losses to gross earned premium. Gross loss ratio excludes LAE. We view gross loss ratio as an important metric because it allows us to evaluate incurred losses and LAE separately prior to the impact of reinsurance. As discussed above in gross written premium, this key performance indicator has been changed to include assumed losses and assumed earned premiums in the calculation of gross loss ratio beginning during the third quarter of 2021. There is no impact to any prior periods for this change.
Gross LAE Ratio
We define gross LAE ratio expressed as a percentage, as the ratio of gross LAE to gross earned premium. We view gross LAE ratio as an important metric because it allows us to evaluate incurred losses and LAE separately. Currently, we do not cede any of our LAE to our third-party quota share reinsurance treaties; therefore, we actively monitor LAE ratio as it has a direct impact on our results regardless of our reinsurance strategy. As discussed above in gross written premium, this key performance indicator has been changed to include assumed LAE and assumed earned premium in the calculation of gross LAE ratio beginning during the third quarter of 2021. There is no impact to any prior periods from this change.
Gross Accident Period Loss Ratio
Gross accident period loss ratio, expressed as a percentage, represents all losses and claims expected to arise from insured events that occurred during the applicable period regardless of when they are reported and finally settled divided by gross earned premiums for the same period. Changes to our loss reserves are the primary driver of the difference between our gross accident period loss ratio and gross loss ratio. We believe that gross accident period loss ratio is useful in evaluating expected losses prior to the impact of reinsurance. As discussed above in gross written premium, this key performance indicator has been changed to include assumed accident period losses and assumed earned premium in the calculation of gross accident period loss ratio beginning during the third quarter of 2021. There is no impact to any prior periods from this change.
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
Net Investment Income
Net investment income represents interest earned from our fixed maturity and short-term investments and cash and cash equivalents less investment expenses, unrealized gains from our private equity investments, and impairment of our Low Income Housing Tax Credits, or LIHTC, project investments. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates, changes in fair value of our private equity investments and utilization of premium tax credits generated by our LIHTC investment. Net investment income will vary with both the size of our investment portfolio, market returns and the investment strategy.
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
Other Income
Other income primarily comprises revenue earned from distributing website and app policy inquiry leads in geographies where we do not have a presence, recognized when we generate the lead; commissions earned for homeowners policies placed with a third-party insurance company where we have no exposure to the insured risk, recognized on the effective date of the associated policy; and sale of enterprise technology products to provide telematics-based data collection and trip tracking, recognized ratably as the service is performed.
Operating Expenses
Our operating expenses consist of loss and LAEs, sales and marketing, other insurance expense (benefit), technology and development, and general and administrative expenses.
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
Various other expenses incurred during claims processing are considered LAE. These amounts include claims salaries, health benefits, bonuses, employee retirement plan related expenses and employee share-based compensation expense, or Personnel Costs; software expense; internally developed software amortization; and overhead allocated based on headcount, or Overhead.
Sales and Marketing
Sales and marketing expense includes spend related to performance and embedded channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related Personnel Costs, Overhead and warrant compensation expense related to our embedded channel. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred.
We plan to continue investing in and diversifying our marketing channels to attract and acquire new customers, increase our brand awareness, and expand our product offerings. We expect that in the long-term, our sales and marketing will decrease as a percentage of revenue as the proportion of renewals to our total business increases.
Other Insurance Expense (Benefit)
Other insurance expense (benefit) includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance expense (benefit) also includes amortization of deferred acquisition costs like premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense (benefit) is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. These expenses are also recognized net of ceding commissions earned.
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
Interest Expense
Interest expense is not an operating expense; therefore, we include these expenses below operating expenses. Interest expense primarily relates to interest incurred on our long-term debt, certain fees that are expensed as incurred and the amortization of debt issuance costs. In addition, changes in the fair value of warrant liabilities that were associated with our long-term debt are recorded as interest expense.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt is not an operating expense; therefore, we include these expenses below operating expenses. Loss on early extinguishment of debt primarily relates to the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. Upon extinguishment of debt, the remaining unamortized discount and debt and warrants issuance costs are recognized as expense.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$310.3	89.8%	$322.5	93.0%	$(12.2)	(3.8)%
Net investment income	5.0	1.4%	5.4	1.6%	(0.4)	(7.4)%
Net realized gains on investments	2.4	0.7%	0.3	0.1%	2.1	700.0%
Fee Income	20.9	6.1%	17.4	5.0%	3.5	20.1%
Other income	6.8	2.0%	1.2	0.3%	5.6	466.7%
Total revenues	345.4	100.0%	346.8	100.0%	(1.4)	(0.4)%
Operating expenses:
Loss and loss adjustment expenses	392.3	113.6%	362.8	104.6%	29.5	8.1%
Sales and marketing	270.2	78.2%	139.7	40.3%	130.5	93.4%
Other insurance expense (benefit)	5.0	1.4%	(1.8)	(0.5)%	6.8	377.8%
Technology and development	65.5	19.0%	52.9	15.3%	12.6	23.8%
General and administrative	97.6	28.3%	78.5	22.6%	19.1	24.3%
Total operating expenses	830.6	240.5%	632.1	182.3%	198.5	31.4%
Operating loss	(485.2)	(140.5)%	(285.3)	(82.3)%	(199.9)	N.M.
Interest expense	(20.0)	(5.8)%	(77.7)	(22.4)%	57.7	(74.3)%
Loss on early extinguishment of debt	(15.9)	(4.6)%	—	—%	(15.9)	100.0%
Loss before income tax expense	(521.1)	(150.9)%	(363.0)	(104.7)%	(158.1)	N.M.
Income tax expense	—	—%	—	—%	—	—%
Net loss	(521.1)	(150.9)%	(363.0)	(104.7)%	(158.1)	N.M.
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(5.2)	(1.5)%	5.0	1.5%	(10.2)	(204.0)%
Comprehensive loss	$(526.3)	(152.4)%	$(358.0)	(103.2)%	$(168.3)	N.M.
______________
N.M. - Percentage change not meaningful

Revenue
Net Premiums Earned
Net premiums earned decreased $12.2 million, or 3.8%, to $310.3 million for the year ended December 31, 2021 compared to 2020. The decrease was primarily due to greater cessions of gross earned premium as a result of a change in reinsurance structure partially offset by growth in gross earned premium between the periods.
During the years ended December 31, 2021 and 2020, we ceded approximately 56.9% and 46.7% of our gross earned premiums to third-party reinsurers, respectively. The change in ceding percentage between the periods was driven by our evolving approach to our reinsurance structure, in an effort to produce a capital-light model with reinsurance terms available to us in the market.
The following table presents gross written premium, ceded written premium, net written premium, gross earned premium, ceded earned premium and net earned premium for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Gross written premium	$742.6	$616.8	$125.8	20.4%
Ceded written premium	(397.3)	(378.0)	(19.3)	5.1%
Net written premium	345.3	238.8	106.5	44.6%

Gross earned premium	719.6	605.2	114.4	18.9%
Ceded earned premium	(409.3)	(282.7)	(126.6)	44.8%
Net earned premium	$310.3	$322.5	$(12.2)	(3.8)%
Gross earned premium growth was primarily due to a 20.4% increase in gross written premium from deeper market penetration across our U.S. state footprint. We also saw a 7.1% increase in premiums per policy for automobile insurance primarily resulting from pricing increases in several states between the periods.
Net Realized Gains on Investments
Net realized gains on investments increased $2.1 million, or 700.0%, to $2.4 million for the year ended December 31, 2021 compared to 2020. The increase was due to proceeds received from sales of investments in excess of investments’ cost bases.
Fee Income
Fee income increased $3.5 million, or 20.1%, to $20.9 million for the year ended December 31, 2021 compared to 2020. The increase was primarily due to increased customer volumes and an increase in customers paying in installments.
Other Income
Other income increased $5.6 million, or 466.7%, to $6.8 million for the year ended December 31, 2021 compared to 2020. The increase was primarily due to increased fee revenue from distributing web and app policy inquiry leads in geographies where we do not have a presence to third parties.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $29.5 million, or 8.1%, to $392.3 million for the year ended December 31, 2021 compared to 2020. The increase was primarily due to higher claims volume, increased claim severity and greater reserves related to the growth in policies in force, partially offset by higher cessions of incurred losses, net of higher loss corridor reserves due to an increase in our loss ratio, as a result of a change in our reinsurance structure.
Gross accident period loss ratios increased to 87.9% from 76.2% for the years ended December 31, 2021 and 2020, respectively. The change in the loss ratios was driven by higher loss costs due to elevated claims frequency as miles driven during the period exceeded pre-COVID-19 levels and average severity per claim for material damage increased as replacement parts and higher used car prices outpaced expected inflation. The increases in loss costs were partially offset by growth in average premium per policy.
In addition, loss and LAE for the year ended December 31, 2021 includes a decrease in incurred losses and LAE attributable to accident periods prior to 2021 of $13.6 million. This decrease is primarily attributed to lower-than-expected reported losses on bodily injury claims from accident year 2020. In addition, recoveries from subrogation and salvage from 2020 material damage claims were higher than estimated.
Sales and Marketing
Sales and marketing increased $130.5 million, or 93.4%, to $270.2 million for the year ended December 31, 2021 compared to 2020. The increase was primarily due to increased investment in performance marketing of $73.9 million and branding and advertising of $35.6 million as we responded to changes in consumer behavior and increased customer acquisition and advertising campaigns in digital channels on the part of our competitors. Performance marketing spend declined during the second half of 2021 as we navigated the exposure to significant cost increases we experienced earlier in the year and responded to the elevated loss cost environment. We have focused on diversifying our marketing investments to reach more customers and drive profitable growth in the states in which we operate. Additionally, marketing spend was lower through much of the year ended December 31, 2020 due to uncertainty surrounding the ongoing COVID-19 pandemic. We also recognized $8.8 million of warrant compensation expense related to Carvana’s progress toward an integrated automobile insurance solution for Carvana’s car buying platform, or Integrated Platform. See Note 11, “Shared-Based Compensation,” in the Notes to Consolidated Financial Statements for further details on these warrants.
Other Insurance Expense (Benefit)
Other insurance expense (benefit) increased $6.8 million, or 377.8%, to an expense of $5.0 million for the year ended December 31, 2021 compared to 2020. The increase was primarily driven by $6.7 million in greater underwriting costs, premium taxes and payment processing fee expense due to growth in the core insurance business and greater premiums collected on an installment basis and $5.5 million in higher Personnel Costs and Overhead due to headcount growth. This was partially offset by a $2.7 million decrease in bad debt expense primarily related to delayed cancellation of policies for non-payment stemming from compulsory state issued notices in reaction to the COVID-19 pandemic during 2020 and a $2.4 million increase in ceding commission contra-expense net of sliding scale commission expense due to reinsurance structure changes.
Technology and Development
Technology and development increased $12.6 million, or 23.8%, to $65.5 million for the year ended December 31, 2021 compared to 2020. The increase was primarily driven by incremental investments of $11.5 million in Personnel and Overhead costs as a result of headcount growth of engineering and product teams.
General and Administrative
General and administrative increased $19.1 million, or 24.3%, to $97.6 million for the year ended December 31, 2021 compared to 2020. The increase was primarily driven by a $14.6 million increase in Personnel and Overhead costs across finance, legal and administrative teams as a result of an increase in headcount. In addition, we incurred a $11.1 million increase in professional service expenses to support corporate functions and $1.5 million in higher depreciation and amortization as result of write-offs and more fixed assets in use. This was partially offset by a decrease in share-based compensation expense of $9.7 million for the year ended December 31, 2021 compared to 2020, primarily related to the completion of a secondary tender offer for common stock in 2020 by an investor.

Non-Operating Expenses
Interest Expense
Interest expense decreased $57.7 million, or 74.3%, to $20.0 million for the year ended December 31, 2021 compared to 2020. The decrease was primarily due to the warrant fair value adjustment of $54.7 million that we recognized during 2020. In addition, there was a $2.9 million decrease in amortization of discount and debt and warrants issuance costs primarily attributable to debt modifications and lower average debt balance.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt increased $15.9 million, or 100.0%, to $15.9 million for the year ended December 31, 2021 compared to 2020. The increase was driven by $15.9 million of accelerated amortization of unamortized discount and debt and warrant issuance costs from the extinguishment of our Term Loan B.
Other Comprehensive (Loss) Income
Changes in Net Unrealized (Losses) Gains on Investments
Changes in net unrealized (losses) gains on investments decreased $10.2 million, or 204.0%, to a loss of $5.2 million for the year ended December 31, 2021 compared to 2020. The decrease was primary driven by changes of $8.1 million in net unrealized losses on investments and $2.1 million in net realized gains reclassified to net loss.

Comparison of the Years Ended December 31, 2020 and 2019

The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2020	% of Total Revenue	2019	% of Total Revenue	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$322.5	93.0%	$275.3	94.9%	$47.2	17.1%
Net investment income	5.4	1.6%	5.2	1.8%	$0.2	3.8%
Net realized gains on investments	0.3	0.1%	—	—%	$0.3	100.0%
Fee and other income	18.6	5.3%	9.7	3.3%	$8.9	91.8%
Total revenue	346.8	100.0%	290.2	100.0%	56.6	19.5%
Operating expenses:
Loss and loss adjustment expenses	362.8	104.6%	321.4	110.8%	41.4	12.9%
Sales and marketing	139.7	40.3%	109.6	37.8%	30.1	27.5%
Other insurance (benefit) expense	(1.8)	(0.5)%	52.3	18.0%	(54.1)	(103.4)%
Technology and development	52.9	15.3%	24.0	8.3%	28.9	120.4%
General and administrative	78.5	22.6%	43.0	14.7%	35.5	82.6%
Total operating expenses	632.1	182.3%	550.3	189.6%	81.8	14.9%
Operating loss	(285.3)	(82.3)%	(260.1)	(89.6)%	(25.2)	N.M.
Interest expense	(77.7)	(22.4)%	(22.3)	(7.7)%	(55.4)	248.4%
Loss before income tax expense	(363.0)	(104.7)%	(282.4)	(97.3)%	(80.6)	N.M.
Income tax expense	—	—%	—	—%	—	—%
Net loss	(363.0)	(104.7)%	(282.4)	(97.3)%	(80.6)	N.M.
Other comprehensive income:
Changes in net unrealized gains on investments	5.0	1.5%	0.6	0.2%	4.4	N.M.
Comprehensive loss	$(358.0)	(103.2)%	$(281.8)	(97.1)%	$(76.2)	N.M.
______________
N.M. - Percentage change not meaningful
The December 31, 2020 and 2019 results of operations discussion can be found in Part II, Item 7, “Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The following table provides a reconciliation of total revenue to adjusted gross profit/(loss) and direct contribution for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Total revenue	$345.4	$346.8	$290.2
Loss and loss adjustment expenses	(392.3)	(362.8)	(321.4)
Other insurance (expense) benefit	(5.0)	1.8	(52.3)
Gross profit/(loss)	$(51.9)	$(14.2)	$(83.5)
Gross margin	(15.0)%	(4.1)%	(28.8)%
Less:
Net investment income	$(5.0)	$(5.4)	$(5.2)
Net realized gains on investments	(2.4)	(0.3)	—
Adjustments from other insurance (expense) benefit(1)	56.0	40.9	34.5
Adjusted gross profit/(loss)	(3.3)	21.0	(54.2)
Ceded earned premium	409.3	282.7	77.6
Ceded loss and loss adjustment expenses	(302.5)	(194.8)	(73.6)
Net ceding commission and other(2)	(95.4)	(90.0)	(7.2)
Direct contribution	8.1	18.9	(57.4)
Gross earned premium	$719.6	$605.2	$352.9
Ratio of adjusted gross profit/(loss) to total revenue	(1.0)%	6.1%	(18.7)%
Ratio of adjusted gross profit/(loss) to gross earned premium	(0.5)%	3.5%	(15.4)%
Ratio of direct contribution to total revenue	2.3%	5.4%	(19.8)%
Ratio of direct contribution to gross earned premium	1.1%	3.1%	(16.3)%
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
General
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
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware, respectively, or the insurance laws. To date, our insurance subsidiaries have not paid any dividends and as of December 31, 2021, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
As our insurance subsidiaries continue to grow, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. At December 31, 2021, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At December 31, 2021, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 15:1, which was maintained as of December 31, 2021. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan with BlackRock Financial Management, Inc., or BlackRock. The maturity of this term loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, plus 9%. Concurrently with the term loan, we also issued to the lender warrants to purchase 5,664,193 shares of Class A common stock. Under certain contingent scenarios, BlackRock may also receive additional warrants to purchase shares of Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of our common stock on a fully-diluted basis as of the triggering date.
In November 2021, we repaid the outstanding Term Loan B principal balance of $100.0 million and accrued interest, including paid-in-kind, or PIK interest, and fees of $20.9 million. As a result, we recognized a $15.9 million loss on early extinguishment.
In October 2021, we consummated the transactions contemplated by the investment agreement with Carvana, or the Investment Agreement, that we entered into on August 11, 2021. We received $126.5 million of gross proceeds from the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Convertible Preferred Stock. We also issued Carvana eight tranches of warrants to purchase shares of our Class A common stock. In connection with the Investment Agreement, we incurred issuance costs of $19.6 million, $9.0 million of which are contingent upon the success of the Investment Agreement as measured by achievement of certain warrant vesting milestones.
In October 2021, upon maturity of our Term Loan A and expiration of the revolving loan, we repaid the outstanding Term Loan A principal balance of $98.8 million and accrued interest and fees of $0.2 million.
In October 2020, we completed our initial public offering, or IPO, which resulted in the issuance and sale of 24.2 million shares of Class A common stock at the IPO price of $27.00. Concurrently, we issued and sold 18.5 million shares of our Class A common stock in private placements. We received total net proceeds of $1.1 billion after deducting underwriting discounts and other offering costs.
Liquidity
As of December 31, 2021, we had $706.0 million in cash and cash equivalents, of which $452.2 million was held outside of regulated insurance entities. We also had $129.9 million in available-for-sale fixed maturity securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our available-for-sale fixed maturity securities consist of U.S. Treasury securities and agencies, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.
We believe that our existing cash and cash equivalents, available-for-sale fixed maturity securities, cash flow from operations, along with the net proceeds from our issuance of redeemable convertible preferred stock and IPO, will be sufficient to support short-term working capital and capital expenditure requirements for at least the next 12 months.
Our long-term capital requirements depend on many factors, including our insurance premium growth rate, renewal activity, including the timing and the amount of cash received from customers, the performance of our embedded product, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, and the ongoing uncertainty in the global markets resulting from the global COVID-19 pandemic. In the first quarter 2022, in response to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities we instituted an organizational realignment, including an involuntary workforce reduction affecting approximately 330 employees, which represented approximately 20% of our workforce. In the first quarter of 2022, we have recognized charges of $6.8 million for severance, benefits and related costs as a result of these actions, of which $4.3 million of these charges are expected to result in cash expenditures. Additionally, we expect to incur real estate exit costs comprising accelerated amortization of certain right of use assets and related leasehold improvements and furniture and fixtures of approximately $2.4 million. We continue to review the potential impact of the realignment, including additional facility lease exits and employee-related costs, and are unable to estimate any additional restructuring costs or charges at this time. We expect the annual expense savings related to the organizational realignment to be approximately $30 million annually. Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Currently, our debt covenants require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200 million at all times. This threshold may be reduced to $150 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross earned premium of 12%; or ceasing any customer acquisition spend outside of the Carvana agreement and reducing our monthly cash burn to no greater than $12 million.

Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net cash used in operating activities	$(403.4)	$(287.2)	$(127.2)
Net cash provided by (used in) investing activities	76.9	(114.1)	(114.0)
Net cash (used in) provided by financing activities	(80.3)	1,098.5	535.5
Comparison of Years Ended December 31, 2021 and 2020
Net cash used in operating activities for the year ended December 31, 2021 was $403.4 million compared to $287.2 million of net cash used in operating activities for the year ended December 31, 2020. The increase in cash used in operating activities was primarily due to a greater net loss incurred during the year ended December 31, 2021 compared to the prior year. Additionally, our evolving reinsurance strategy and timing of related payments and cash receipts, timing of cash payments and accruals related to accounts payable and other expenses and PIK interest paid.
Net cash provided by investing activities for the year ended December 31, 2021 was $76.9 million, primarily due to proceeds from sales, maturities, calls and pay downs of investments, partially offset by purchases of investments and other debt obligations. Net cash used in investing activities for the year ended December 31, 2020 was $114.1 million, primarily due to purchases of corporate debt securities, commercial mortgage-backed securities, residential mortgage-backed securities and other debt obligations, partially offset by sales, maturities, calls and pay downs of investments.
Net cash used in financing activities for the year ended December 31, 2021 was $80.3 million, primarily due to the pay down of debt and payment of preferred stock and related warrants issuance costs, partially offset by proceeds from the issuance of preferred stock and related warrants in connection with our partnership with Carvana. Net cash provided by financing activities for the year ended December 31, 2020 was $1,098.5 million, primarily due to proceeds from the issuance of common stock in connection with our IPO and concurrent private placements.
Comparison of Years Ended December 31, 2020 and 2019
The December 31, 2020 and 2019 net cash discussion can be found in Part II, Item 7, “Liquidity and Capital Resources” of our Annual Report on Form 10-K.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2021, our material cash requirements from known contractual and other obligations consisted of purchase commitments, as discussed in Note 12, “Commitments and Contingencies” and operating leases, as discussed in Note 8, “Leases,” in the Notes to Consolidated Financial Statements. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
d
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and LAE, premium write-offs, and valuation allowance on our deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Our actuarial reserving team performs monthly reviews of the claims experience and loss emergence to support our estimation of ultimate losses and LAE. A few considerations and assumptions in estimating ultimate claim liabilities includes relative case reserve adequacy over time, claims cycle time, claims settlement practices, exposure growth, actuarial projections, current economic conditions, driving patterns observed from telematics, weather catastrophes, and claim litigation. Our loss reserves can be grouped by claim type, where amounts related to material damage of vehicles and property tend to settle within six to 12 months, while claims that involve injuries or personal liability have a much longer time period between the occurrence of a loss and the settlement of the claim. In general, the longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary.
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
•Broader macro level economics can have a material impact on loss reserve estimates, such as a rapid change in miles driven as was observed with the COVID-19 pandemic; unanticipated inflation, regulatory restrictions, and legal developments as they relate to contract and coverage interpretation and enforceability.
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

	Scenarios for Changes in Bodily Injury Claim Severity for all Accident Years
	(10)%	(5)%	—%	5%	10%
Bodily injury liability	$119.3	$125.9	$132.5	$139.1	$145.7
Uninsured and underinsured bodily injury	28.0	29.6	31.2	32.7	34.3
All other coverages	42.0	42.0	42.0	42.0	42.0
Total losses—net of reinsurance	$189.3	$197.5	$205.7	$213.8	$222.0
Our loss and LAE expense reserves are recorded net of external reinsurance and net of amounts expected to be received from salvage (the amount recovered from the damaged property after the we pay for a total loss) and subrogation (the right to recover payments from third parties).
Premium Revenue, Fee Income and Related Expenses
Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a gross basis, is recorded when the sum of expected losses, LAE, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. A premium deficiency reserve is recognized as a reduction of deferred acquisition costs and, if necessary, by accruing an additional liability for the deficiency, with a corresponding charge to operations. We did not record a premium deficiency reserve in 2021 or 2020.
In August 2021, we commenced a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. We route all of our new auto policies and, over time, expect to route certain renewal auto policies, in Texas through the fronting carrier whereby we assume 100% of the related premium and losses on those policies. The fronting arrangement allows us to have greater rating and underwriting flexibility. Premiums assumed are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums assumed. Through this fronting arrangement, we have greater rating and underwriting flexibility that we believe will allow us to more accurately segment risk in Texas to improve profitability.

Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, including certain state regulations related to COVID-19 relief efforts, certain premiums billed may not be collected, for which we establish an allowance for doubtful accounts based primarily on an analysis of historical collection experience, adjusted for current economic conditions. Allowance for credit losses was $5.4 million and $3.5 million as of December 31, 2021 and 2020, respectively, on the consolidated balance sheets. A policy is generally considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized premium write-offs, or bad debt expense, of $20.9 million, $23.6 million and $9.0 million for the periods ended December 31, 2021, 2020 and 2019 respectively.
For those policyholders who pay premiums on an installment basis, we charge a flat fee for each installment related to the additional administrative costs associated with processing more frequent billings. We recognize this fee income in the period which we process each installment.
Policy acquisition costs, consisting of premium taxes, certain marketing costs and underwriting expenses, and fronting carrier commissions, net of ceding commissions, related to the successful acquisition of new or renewal business. They are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of acquisition costs based on quota share percentage is recorded as an offset to the gross deferred acquisition costs. Any portion of the ceding commission that exceeds the acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned.
Reinsurance
In the ordinary course of business, we cede and retrocede a portion of our business written and assumed, respectively, to reinsurers to limit the maximum net loss potential arising from large risks and catastrophes. These arrangements, known as treaties, provide for reinsurance coverage on quota-share and excess-of-loss basis. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance. Although the ceding of reinsurance does not discharge us from our primary liability to the policyholder, the insurance company that assumes the coverage assumes the related liability. Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums earned and are recognized over the remaining policy period based on the reinsurance protection provided. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums asset in the accompanying consolidated balance sheets and as reduction of unearned premiums in Note 6, “Reinsurance,” in the Notes to Consolidated Financial Statements. Ceding commissions received in connection with reinsurance ceded have been accounted for as a reduction of other insurance (benefit) expense in the consolidated statements of operations and comprehensive loss.
Some of our reinsurance agreements provide for adjustment of commissions or amount of coverage based on loss experience referred to as sliding scale commissions, loss corridors and loss ratio caps, respectively. We recognize the asset or liability arising from these adjustable features in the period the adjustment occurs, which is calculated based on experience to-date under the agreement.
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable for such defaulted amounts. We evaluate and monitor the financial condition associated with our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. We obtain reinsurance from a diverse group of global reinsurers and monitor concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. For our reinsurance partners who are not rated, we require adequate levels of collateral or letters of credit to be available to us in the event of downside scenarios. To recognize this risk of credit loss, we have established an allowance for credit losses based on the probability of default and the expected loss given default as influenced by factors such as the reinsurer’s credit rating and average life of our reinsurance recoverables. Allowance for credit losses was $0.2 million and zero as of December 31, 2021 and 2020, respectively.
New Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.
Election Under the Jumpstart Our Business Startups Act of 2012
Prior to December 31, 2021, we qualified as an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act, or JOBS Act. We previously elected to adopt new or revised accounting guidance within the same time period as private companies as permitted by our status as an EGC.
We became a large accelerated filer on December 31, 2021 and lost our status as an EGC. Accordingly, we will follow the adoption criteria of public companies for new accounting pronouncements beginning with this Annual Report on Form 10-K. Prior to this Annual Report, our financial statements did not reflect adoption of certain amended guidance that public companies generally may have been required to adopt, but we were not required to adopt based on our EGC status. This includes Accounting Standard Update, or ASU, 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We adopted this guidance using a modified retrospective approach which resulted in a cumulative-effect adjustment to opening accumulated loss as of January 1, 2021 since ASU 2016-13 may only be adopted as of the beginning of a fiscal year. This adoption did not have a material impact on our previously filed quarterly information. For additional information on the impact of this guidance, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain interest and credit rate risks as part of our ongoing business operations.
Interest Rate Risk
We are exposed to interest rate risk on our investment portfolio. Our fixed maturity investments include U.S. Treasury securities, municipal securities, corporate debt securities, residential mortgage-backed securities, and commercial mortgage-backed securities, most of which are exposed to changes in prevailing interest rates. We monitor this exposure through periodic reviews of investment portfolio by our management.
We are also exposed to the impact of interest rate changes through our term loan facility that closed in January 2022 and incurs interest at floating rates based on changes in the Secured Overnight Financing Rate, or SOFR. We did not have any long-term debt outstanding at December 31, 2021.
Credit Risk
We are exposed to credit risk on our investment portfolio and our reinsurance contracts. We manage the exposure to credit risk in our U.S. Treasury securities, municipal securities, corporate debt securities, residential mortgage-backed securities, and commercial mortgage-backed securities by investing in high quality securities and diversifying our holdings. We manage the exposure to credit risk in our reinsurance contracts by obtaining reinsurance from a diverse group of reinsurers and monitoring concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. Additionally, all reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance.
We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2021, none of our fixed maturity portfolio was unrated or rated below investment grade.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Root, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Loss and Loss Adjustment Expense Reserves – Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
As of December 31, 2021, loss and loss adjustment expense reserves was $320.2 million. The Company’s loss and loss adjustment expense reserves are determined by the Company using actuarial methods, models, assumptions, and judgment to estimate the reserves required to cover the amount required to settle insured losses as of the financial statement date.

Loss and loss adjustment expense reserves are inherently uncertain as to timing and amount and the recorded loss and loss adjustment expense reserves may vary materially from the actual ultimate cost of claims, particularly related to those reserves where there is a longer time span between the incidence of a loss and the settlement of a claim. Given the subjectivity in estimating the ultimate loss and loss adjustment expense reserves, due to input variables such as historical and statistical information, inflation, contract interpretation, weather catastrophe impacts, regulatory environment, and economic conditions, among other factors, auditing loss and loss adjustment expense reserves, particularly related to those reserves over longer periods of time, involved an especially high degree of auditor judgment, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to loss and loss adjustment expense reserves included the following, among others:
•We tested the effectiveness of controls related to the reserve for loss and loss adjustment expense reserves, including those over the Company’s actuarial estimate.
•We tested the completeness and accuracy of the underlying key data inputs that served as the basis for the actuarial estimate.
•With the assistance of our actuarial specialists, we used the Company’s claims data to develop a range of independent estimates for the loss and loss adjustment expense reserves, particularly related to those over a longer period of time. We used these independent estimates to assess the reasonableness of the Company’s reserves by comparing our estimates to the Company’s recorded loss and loss adjustment expense reserves.
•We compared the Company’s prior year estimates of expected loss and loss adjustment expense reserves to actual experience during the current year to identify potential bias in the determination of loss and loss adjustment expense reserves.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 23, 2022
We have served as the Company's auditor since 2017.

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020
	2021	2020
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $129.5 and $215.4 at December 31, 2021 and December 31, 2020, respectively)	$129.9	$221.0
Short-term investments (amortized cost: zero and $3.0 at December 31, 2021 and December 31, 2020, respectively)	—	3.0
Other investments	4.7	0.5
Total investments	134.6	224.5
Cash and cash equivalents	706.0	1,112.8
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $5.4 and $3.5 at December 31, 2021 and December 31, 2020, respectively	148.1	130.1
Reinsurance recoverable, net of allowance of $0.2 and zero at December 31, 2021 and December 31, 2020, respectively	155.0	124.8
Prepaid reinsurance premiums	100.8	112.8
Other assets	73.8	56.3
Total assets	$1,319.3	$1,762.3
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$320.2	$237.2
Unearned premiums	180.1	157.1
Long-term debt and warrants	—	188.2
Reinsurance premiums payable	101.6	89.1
Accounts payable and accrued expenses	29.1	48.0
Other liabilities	39.9	10.3
Total liabilities	670.9	729.9
Commitments and Contingencies (Note 12)
Redeemable convertible preferred stock, $0.0001 par value, 14.1 and zero shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (liquidation preference of $126.5 and zero, respectively) (Note 10)	112.0	—
Stockholders’ equity:
Class A common stock, $0.0001 par value, 142.9 and 59.4 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (Note 10)	—	—
Class B common stock, $0.0001 par value, 109.9 and 192.2 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (Note 10)	—	—
Treasury stock, at cost	—	(0.8)
Additional paid-in capital	1,806.1	1,775.6
Accumulated other comprehensive income	0.4	5.6
Accumulated loss	(1,270.1)	(748.0)
Total stockholders’ equity	536.4	1,032.4
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,319.3	$1,762.3
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
	(in millions, except per share data)
Revenues:
Net premiums earned	$310.3	$322.5	$275.3
Net investment income	5.0	5.4	5.2
Net realized gains on investments	2.4	0.3	—
Fee income	20.9	17.4	9.7
Other income	6.8	1.2	—
Total revenues	345.4	346.8	290.2
Operating expenses:
Loss and loss adjustment expenses	392.3	362.8	321.4
Sales and marketing	270.2	139.7	109.6
Other insurance expense (benefit)	5.0	(1.8)	52.3
Technology and development	65.5	52.9	24.0
General and administrative	97.6	78.5	43.0
Total operating expenses	830.6	632.1	550.3
Operating loss	(485.2)	(285.3)	(260.1)
Interest expense	(20.0)	(77.7)	(22.3)
Loss on early extinguishment of debt	(15.9)	—	—
Loss before income tax expense	(521.1)	(363.0)	(282.4)
Income tax expense	—	—	—
Net loss	(521.1)	(363.0)	(282.4)
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(5.2)	5.0	0.6
Comprehensive loss	$(526.3)	$(358.0)	$(281.8)
Loss per common share: basic and diluted (both Class A and B)	$(2.09)	$(4.81)	$(8.33)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	249.2	75.5	33.9
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—January 1, 2019	136.4	$189.6	—	41.5	$—	4.5	$(0.1)	$—	$—	$(102.6)	$(102.7)
Net loss	—	—	—	—	—	—	—	—	—	(282.4)	(282.4)
Changes in other comprehensive income	—	—	—	—	—	—	—	—	0.6	—	0.6
Tender offer	—	—	—	—	—	—	—	8.6	—	—	8.6
Common stock—option exercises	—	—	—	2.9	—	—	—	1.9	—	—	1.9
Reclassification of early-exercised stock option to liabilities	—	—	—	—	—	—	—	(1.4)	—	—	(1.4)
Common stock—share-based compensation expense	—	—	—	—	—	—	—	1.4	—	—	1.4
Series E—preferred stock - voting issued, net of issuance costs	21.2	349.6	—	—	—	—	—	—	—	—	—
Series E—SAFE conversion	1.3	21.2	—	—	—	—	—	—	—	—	—
Balance—December 31, 2019	158.9	$560.4	—	44.4	$—	4.5	$(0.1)	$10.5	$0.6	$(385.0)	$(374.0)
Net loss	—	—	—	—	—	—	—	—	—	(363.0)	(363.0)
Changes in other comprehensive income	—	—	—	—	—	—	—	—	5.0	—	5.0
Tender offer and subsequent conversion (Note 11)	2.9	—	—	(2.9)	—	—	—	25.1	—	—	25.1
Conversion of redeemable convertible preferred stock to common stock from IPO	(161.8)	(560.4)	—	161.8	—	—	—	560.4	—	—	560.4
Common stock—issuance of shares from IPO and concurrent private placement, net of issuance costs	—	—	42.7	—	—	—	—	1,098.1	—	—	1,098.1
Conversion of Class B to Class A common stock	—	—	16.7	(16.7)	—	—	—	—	—	—	—
Warrants exercise	—	—	—	3.3	—	—	—	75.2	—	—	75.2
Common stock—option exercises	—	—	—	2.8	—	—	—	1.9	—	—	1.9
Reclassification of early-exercised stock option from liabilities	—	—	—	(0.1)	—	—	—	0.2	—	—	0.2
Common stock—share-based compensation expense	—	—	—	—	—	—	—	3.7	—	—	3.7
Settlement of related party loan	—	—	—	(0.4)	—	0.1	(0.7)	0.5	—	—	(0.2)
Balance—December 31, 2020	—	$—	59.4	192.2	$—	4.6	$(0.8)	$1,775.6	$5.6	$(748.0)	$1,032.4
Cumulative-effect of change in accounting principle (ASU 2016-13, see Note 2), net of tax	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at January 1, 2021 (as adjusted for change in accounting principle)	—	$—	59.4	192.2	$—	4.6	$(0.8)	$1,775.6	$5.6	$(749.0)	$1,031.4
Net loss	—	—	—	—	—	—	—	—	—	(521.1)	(521.1)
Changes in other comprehensive income	—	—	—	—	—	—	—	—	(5.2)	—	(5.2)
Conversion of Class B to Class A common stock	—	—	81.5	(81.5)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	2.4	0.5	—	—	—	4.4	—	—	4.4
Reclassification of early-exercised stock option to liabilities	—	—	(0.4)	(1.3)	—	—	—	(0.2)	—	—	(0.2)
Common stock—share-based compensation expense	—	—	—	—	—	—	—	19.3	—	—	19.3
Warrant compensation expense	—	—	—	—	—	—	—	8.8	—	—	8.8
Retirement of treasury shares	—	—	—	—	—	(4.6)	0.8	(0.8)	—	—	—
Preferred stock issued	14.1	126.5	—	—	—	—	—	—	—	—	—
Preferred stock and related warrants issuance costs	—	(14.5)	—	—	—	—	—	(1.0)	—	—	(1.0)
Balance—December 31, 2021	14.1	$112.0	142.9	109.9	$—	—	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
	(in millions)
Cash flows from operating activities:
Net loss	$(521.1)	$(363.0)	$(282.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	19.3	3.7	1.4
Warrant compensation expense	8.8	—	—
Tender offer	—	25.1	8.6
Depreciation and amortization	16.6	15.6	4.9
Bad debt expense	20.9	23.6	9.0
Loss on early extinguishment of debt	15.9	—	—
SAFE fair value adjustment	—	—	11.2
Warrants fair value adjustment	—	54.7	—
Paid-in-kind interest expense	10.6	9.1	0.8
Paid-in-kind interest paid	(20.5)	—	—
Net realized gains on investments	(2.4)	(0.3)	—
Change in fair value of equity securities	(3.8)	—	—
Changes in operating assets and liabilities:
Premiums receivable	(39.7)	(31.0)	(96.7)
Reinsurance recoverable	(30.4)	(99.5)	(9.2)
Prepaid reinsurance premiums	12.0	(95.4)	(4.6)
Other assets	0.8	(21.7)	(3.7)
Losses and loss adjustment expenses reserves	83.0	96.5	107.4
Unearned premiums	23.0	11.7	98.1
Reinsurance premiums payable	12.5	63.4	6.1
Accounts payable and accrued expenses	(19.2)	18.2	19.2
Other liabilities	10.3	2.1	2.7
Net cash used in operating activities	(403.4)	(287.2)	(127.2)
Cash flows from investing activities:
Purchases of investments	(17.0)	(158.4)	(138.1)
Proceeds from maturities, call and pay downs of investments	34.7	42.5	36.2
Sales of investments	70.4	17.9	—
Purchases of indefinite-lived intangible assets and transaction costs	—	(8.9)	—
Capitalization of internally developed software	(6.6)	(5.4)	(5.5)
Purchases of fixed assets	(4.6)	(1.8)	(6.6)
Net cash provided by (used in) investing activities	76.9	(114.1)	(114.0)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	3.2	2.1	1.9
Proceeds from issuance of common stock from IPO and concurrent private placements, net of issuance costs	—	1,098.1	—
Proceeds from issuance of preferred stock and related warrants	126.5	—	349.6
Payment of preferred stock and related warrants issuance costs	(10.5)	—	—
Proceeds from issuance of debt and related warrants, net of issuance costs	—	12.0	189.5
Repayments of long-term debt	(199.5)	(13.5)	(15.5)
Proceeds from SAFE	—	—	10.0
Purchases of treasury stock	—	(0.2)	—
Net cash (used in) provided by financing activities	(80.3)	1,098.5	535.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(406.8)	697.2	294.3
Cash, cash equivalents and restricted cash at beginning of year	1,113.8	416.6	122.3
Cash, cash equivalents and restricted cash at end of year	$707.0	$1,113.8	$416.6
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company, an Ohio-domiciled insurance company; Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company; and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company; together with Root, Inc. “we,” “us” or “our.” We were formed in 2015 and began writing personal auto insurance in July 2016.
We are a technology company operating a primarily direct-to-consumer model with the majority of our personal insurance customers acquired through mobile applications. We offer auto and renters insurance products underwritten by Root Insurance Company and Root Property & Casualty Insurance Company.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Use of Estimates—The preparation of consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, or LAE, premium write-offs, fair value of warrants, intangible asset impairment and valuation allowance for income taxes.
COVID-19—In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. The pandemic and related measures taken to contain the spread of COVID-19, such as government-mandated business closures, orders to “shelter in place” and travel and transportation restrictions, have negatively affected the U.S. and global economies, disrupted global supply chains, and led to unemployment. We, and other businesses within the insurance industry have been impacted by certain individual state bulletins that were issued in 2020 and outlined COVID-19-related premium relief efforts, including restrictions on the ability to cancel policies for non-payment, requirements to defer insurance premium payments for up to 60 days and restrictions on increasing policy premiums. The COVID-19 pandemic and governmental responses thereto have impacted and may further impact the broader economic environment, including creating or exacerbating supply chain disruptions and inflation and negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates. As a result of certain factors related to the COVID-19 global pandemic we continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. As the COVID-19 pandemic continues, there is uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. Accordingly, we cannot predict the impact that it may have on our future results of operations and financial condition.
Debt and Equity Issuance Costs—Debt and equity issuance costs, which primarily consist of advisor, legal, accounting, and other third-party fees directly related to issuing debt and equity instruments, are capitalized as other assets in our consolidated balance sheets as incurred. We incurred such costs in connection with our investment agreement we entered into with Carvana on August 21, 2021, or the Investment Agreement, and term loan agreement. Upon close of the related transaction, these deferred issuance costs are generally offset against the related proceeds. Debt issuance costs are subsequently amortized over the term of the financing agreement as interest expense on the consolidated statements of operations and comprehensive loss.

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
Indefinite-Lived Intangible Assets—In connection with the acquisition of Root Property & Casualty, we recognized insurance licenses of $8.9 million, including transaction costs, as of December 31, 2021 and 2020 in other assets in our consolidated balance sheets. We incur a minimal fee to renew each license. These intangible assets are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. The impairment test for indefinite-lived intangibles involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. The evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. No impairment was recognized for 2021 or 2020.
Segment Information—Our chief operating decision maker is the Chief Executive Officer. The chief operating decision maker manages operations, allocates resources, and evaluates financial performance on a company-wide basis. We operate in one reporting segment providing direct-to-consumer insurance products to customers.
Statement of Cash Flows—The supplemental disclosures for cash and non-cash flows for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(in millions)
Supplemental disclosures:
Interest paid	$23.9	$4.5	$4.3
Federal income taxes paid	—	—	—
Leasehold improvements - non-cash	1.5	—	1.5
Conversion of debt to preferred stock - non-cash	—	—	11.2
Conversion of preferred stock to common stock - non-cash	—	560.4	—
Conversion of warrants to common stock - non-cash	—	75.0	—
Lease liabilities arising from obtaining right-of-use asset	9.9	—	—
Investment Agreement issuance costs - non-cash	9.1	—	—
Purchases of treasury stock - non-cash	—	0.5	—
Cash, Cash Equivalents and Restricted Cash—Cash consists of cash on deposit. Cash equivalents are short-term, highly liquid investments that mature within three months from the date of origination and are principally stated at amortized cost, which approximates their fair value. Restricted cash consists of amounts held by a financial institution to satisfy letter of credit requirements for certain property leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount in the consolidated statements of cash flows:

	2021	2020
	(in millions)
Cash and cash equivalents	$706.0	$1,112.8
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$707.0	$1,113.8

Book Overdraft—If checks are issued in excess of the amount of cash on hand, a book overdraft shall be reclassified to accounts payable on the consolidated balance sheets. When a check is issued whereby a disbursement account is used to write the check, but the account is not funded until the check is presented for payment this "negative cash" balance is included in cash and cash equivalents on the consolidated balance sheets, if the funding account has sufficient funds.
Investments—Investments in debt securities are classified as short-term and available-for-sale securities and are carried at fair value with any unrealized gains and losses, net of taxes, recorded as a component of accumulated other comprehensive income.
Management regularly reviews our securities for signs of impairment, an assessment requiring significant management judgment. Beginning with our adoption of Financial Accounting Standards Board, or FASB, Accounting Standard Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2021, the criteria that management considers are the financial condition of the issuer, including receipt of scheduled principal and interest cash flows, fair value of a security that has fallen below the amortized value, maturity dates, current economic conditions and intent to sell, including if it is more likely than not that we will be required to sell the security before recovery. We then assess whether the decline in value is due to non-credit related or credit related factors. Non-credit related declines in market value are recorded as unrealized losses in accumulated other comprehensive income. If we determine that the decline is credit related, we establish an allowance for credit losses equal to the difference between the discounted cash flow model and the amortized value, which is recorded in net realized gains (losses) on investments in our consolidated statements of operations and comprehensive loss. This allowance may be subsequently adjusted for recoveries or further credit losses.
Prior to January 1, 2021, we were under an incurred loss model whereby we reviewed our securities for signs of other than temporary impairment. The criteria were similar to those noted above, except we also considered the length of time a security was in an unrealized loss position. When a debt security was determined to have an other than temporary impairment, the impairment charge was separated into an amount representing the credit loss, which would be recognized in earnings as a realized loss and the amount related to non-credit factors, which would be recognized in other comprehensive income. Subsequent recoveries of other than temporary impairment were not recognized. No such credit losses were recognized in 2021, nor were there other than temporary impairments recognized in 2020 or 2019.
Other investments primarily consist of private equity investments without a readily determinable fair value. We elected to account for these investments at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. Such changes are accounted for within net investment income on our consolidated statements of operations and comprehensive loss.
We also invest in Low Income Housing Tax Credits, or LIHTC, projects by way of investing in a limited liability entity to offset Georgia premium taxes. The purpose of these investments is to encourage private capital investments into regions within Georgia that are in need of economic development, while providing tax credits and operating loss tax benefits to investors. We account for this investment using the cost method because our interest in the limited liability entity is so minor that we have virtually no influence over the entity’s operating and financial policies. When we utilize the tax credits, the associated investment becomes impaired. Impairment of the investment is recognized within net investment income in our consolidated statements of operations and comprehensive loss.

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
Premiums, Premiums Receivable and Premium Write-offs—Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a gross basis, is recorded when the sum of expected losses, LAE, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. A premium deficiency reserve is recognized as a reduction of deferred acquisition costs and, if necessary, by accruing an additional liability for the deficiency, with a corresponding charge to operations. We did not record a premium deficiency reserve in 2021, 2020 or 2019.
In August 2021, we commenced a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. We route all of our new auto policies, and, over time, expect to route certain renewal auto policies, in Texas through the fronting carrier whereby we assume 100% of the related premium and losses on those policies. The fronting arrangement allows us to have greater rating and underwriting flexibility. Premiums assumed are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums assumed.
Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, certain premiums billed may not be collected, for which we establish an allowance for doubtful accounts based primarily on an analysis of historical collection experience, adjusted for current economic conditions. Allowance for credit losses was $5.4 million and $3.5 million as of December 31, 2021 and 2020, respectively, on the consolidated balance sheets. A policy is considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized bad debt expense of $20.9 million, $23.6 million and $9.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Fee Income—Fee income consists of the flat fee we charge to those policyholders who pay premiums on an installment basis. The fee relates to the additional administrative costs associated with processing more frequent billings. We recognize this fee income in the period in which we process each installment.
Other Income—Other income primarily comprises revenue earned from distributing website and app policy inquiry leads in geographies where we do not have a presence, recognized when we generate the lead; commissions earned for homeowners policies placed with third-party insurance companies where we have no exposure to the insured risk, recognized on the effective date of the associated policy; and sale of enterprise technology products to provide telematics-based data collection and trip tracking, recognized ratably as the service is performed.
Sales and Marketing—Sales and marketing expenses includes spend related to performance and embedded channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related employee costs including salaries, health benefits, bonuses, employee retirement plan related expenses and employee share-based compensation expense, or Personnel Costs, and overhead allocated based on headcount, or Overhead. It also includes warrant compensation expense related to our embedded channel. We incur sales and marketing expenses for all product offerings. Sales and marketing costs are expensed as incurred.
Other Insurance Expense (Benefit)—Other insurance expense (benefit) includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance expense (benefit) also includes amortization of deferred acquisition costs like premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense (benefit) is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned.
These expenses are also recognized net of ceding commissions earned from our quota share reinsurance agreements. The ceding commission provides for reimbursement of both direct and other periodic acquisition costs, including certain underwriting and marketing costs, and is presented as a reduction of other insurance expense (benefit).
Technology and development—Technology and development expense consists of software development costs related to our mobile app and homegrown information technology systems; third-party services related to infrastructure support; Personnel Costs and Overhead for engineering, product, technology, and certain data science activities; and amortization of internally developed software. Technology and development is expensed as incurred, except for development and testing costs related to internally developed software that are capitalized and subsequently amortized over the expected useful life.
General and Administrative—General and administrative expenses primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; and depreciation expense for computers, furniture and other fixed assets. General and administrative expenses are expensed as incurred.
Policy Acquisition Costs—Acquisition costs consist primarily of premium taxes, certain marketing costs and underwriting expenses, and fronting carrier commissions, net of ceding commissions, related to the successful acquisition of new or renewal business. They are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of acquisition costs based on quota share percentage is recorded as an offset to the gross deferred acquisition costs. Any portion of the ceding commission that exceeds the acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned. Deferred acquisition costs, net of accumulated amortization, was $2.8 million and $1.7 million as of December 31, 2021 and 2020, respectively.We amortized deferred acquisition costs of $26.4 million, $17.1 million and $12.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Loss and Loss Adjustment Expense and Reserves—Loss and LAE reserves include an amount determined using adjuster determined case-base estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and LAE. These reserves are a liability established to cover the estimated ultimate cost to settle insured losses. The estimation of the liability for loss and LAE reserves is complex and includes subjective considerations and management’s judgement. The actuarial methods to determine unpaid loss estimates consider loss trends, contract interpretation, mix of business, regulatory environment, economic conditions, inflation and other risk factors impacting claims settlement. The method used to estimate unpaid LAE liability is based on claims transaction data, including the relative cost of adjusting and settling a range of claim types from express material damage claims to more complex injury cases. There is considerable uncertainty associated with the actuarial estimates, and therefore no assurance can be made that the ultimate unpaid claim liability will not vary materially from such estimates. These loss estimates are continually reviewed by management and adjusted as necessary, with adjustments included in the period determined and recorded in loss and LAE on our consolidated statements of operations and comprehensive loss. As such, loss and LAE reserves represent management’s best estimate of the ultimate liability related to reported and unreported claims.

Our loss and LAE reserves are recorded gross of reinsurance and net of amounts expected to be received from salvage (the amount recovered from a total loss claims expense) and subrogation (the right to recover payments from third parties).
Loss and LAE is recorded net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Loss and LAE may be paid out over a period of years. Various other expenses incurred during claims processing are allocated to LAE. These amounts include claims Personnel Costs, software expense, internally developed software amortization, and Overhead.
Reinsurance—In the ordinary course of business, we cede and retrocede a portion of our business written and assumed, respectively, to reinsurers to limit the maximum net loss potential arising from large risks and catastrophes. These arrangements, known as treaties, provide for reinsurance coverage on quota-share and excess-of-loss basis. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance. Although the ceding of reinsurance does not discharge us from our primary liability to the policyholder, the insurance company that assumes the coverage assumes the related liability. Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums earned and are recognized over the remaining policy period based on the reinsurance protection provided. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums asset in the accompanying consolidated balance sheets and as reduction of unearned premiums in Note 6, “Reinsurance.” Ceding commissions received in connection with reinsurance ceded have been accounted for as a reduction of other insurance (benefit) expense in the consolidated statements of operations and comprehensive loss.
Some of our reinsurance agreements provide for adjustment of commissions or amount of coverage based on loss experience. We recognize the asset or liability arising from these adjustable features in the period the adjustment occurs, which is calculated based on experience to-date under the agreement.
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable for such defaulted amounts. We evaluate and monitor the financial condition associated with our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. We obtain our reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. To recognize this risk of credit loss, we have established an allowance for credit losses based on the probability of default and the expected loss given default as influenced by factors such as the reinsurer’s credit rating and average life of our reinsurance recoverables. Allowance for credit losses was $0.2 million and zero as of December 31, 2021 and 2020, respectively.
Income Taxes—For the 2021 tax year, Root, Inc. will file a consolidated federal income tax return with Caret Holdings, Inc., Root Insurance Company, Root Property & Casualty, Root Lone Star Insurance Agency, Inc, and Root Reinsurance Company, Ltd. The consolidated return also includes Root Insurance Agency, LLC, Root Enterprise, LLC and Root Scout, LLC, which are disregarded entities under Caret Holdings, Inc. for federal income tax purposes.
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

Deferred tax assets are recognized to the extent that there is sufficient positive evidence, as allowed under the Accounting Standard Codification, or ASC, 740, Income Taxes, to support the recoverability of those deferred tax assets. We establish a valuation allowance to the extent that there is insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. A valuation allowance of $255.0 million and $137.3 million was established as of December 31, 2021 and 2020, respectively. Further details are discussed in Note 9, "Income Taxes."
We recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority. Interest and penalties on our reserve for uncertain tax positions are recognized as a component of tax expense. As of December 31, 2021 and 2020, we did not have any unrecognized tax benefits for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.
Internally Developed Software—We review our software development activity and capitalize costs during the application development phase under ASC 350-40, Internal-Use Software. These costs are amortized on a straight-line basis over a five-year period. Internally developed software costs are assessed for impairment at least quarterly, which also ensures that the assets are still in service. If there are assets identified as no longer in use, the remaining unamortized costs will be fully amortized. We amortized internally developed software of $3.7 million, $2.4 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The capitalized cost and accumulated amortization of internally developed software at December 31, 2021 and 2020 are as follows:

	2021	2020
	(dollars in millions)
Internally developed software	$20.5	$13.9
Accumulated amortization	(8.0)	(4.3)
Internally developed software, net	$12.5	$9.6
Fixed Assets—Fixed Assets are carried at cost, net of accumulated depreciation. We capitalize purchases of fixed assets with costs greater than $1,000, including computers, furniture, and leasehold improvements. Depreciation on computers and furniture is recognized on a straight-line basis over a useful life of three years and five years, respectively. Depreciation on leasehold improvements is recognized on a straight-line basis over the shorter of their useful life or the life of the lease. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $4.6 million, $3.1 million and $1.7 million, respectively. The capitalized cost and accumulated depreciation of fixed assets at December 31, 2021 and 2020 are as follows:

	2021	2020
	(dollars in millions)
Computers	$7.0	$4.5
Furniture	3.4	3.4
Leasehold improvements	9.8	6.3
Total fixed assets, at cost	$20.2	$14.2
Accumulated depreciation	(9.9)	(5.3)
Fixed assets, net	$10.3	$8.9
Employee Share-Based Compensation—We award share-based compensation, including stock options with only a service condition, stock options with service and performance conditions, restricted stock units, or RSUs, and restricted stock, to our officers, directors, employees, and certain advisors through approval from the Compensation

Committee of the Board of Directors. We have also granted warrants to purchase shares of the Company’s Class A common stock to Carvana, which vest based upon achievement of certain performance conditions.
Share-based compensation expense is recognized based on the grant date fair value of the awards, which is determined using the Black-Scholes Merton, or BSM, option-pricing model. The BSM option pricing model requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the options, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. The fair value of common stock underlying the stock options, restricted stock and RSUs granted before our initial public offering, or IPO, had historically been determined by our Board of Directors, with input from management, and considering third-party valuations of our common stock. Because there had been no public market for our common stock, our Board of Directors had determined its fair value at the time of grant of the pre-IPO option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. Our Board of Directors determined the fair value of common stock based on valuations performed using the Option Pricing Method and the Probability Weighted Expected Return Method subject to relevant facts and circumstances. In connection with our IPO, our common stock became listed on the Nasdaq Global Select Market and we use these market prices for the fair value of our common shares. Stock options are generally exercisable for a period up to ten years from the grant date.
We recognize forfeitures as they occur, which generally results in the reversal of previously recognized expense for nonvested awards. In the event of an involuntary termination that results in the cancellation of an award, the remaining unrecognized compensation cost for the entire award is recognized in the period of cancellation. If the award is cancelled and concurrently replaced upon termination, it follows modification accounting, typically as a Type III improbable-to-probable modification whereby it is effectively treated as a forfeiture and new grant as of the date of termination.
Stock options with only a service condition generally vest over four years - 25% cliff vests after one year and approximately 2% vests each month over three years thereafter. Stock options with service and performance conditions generally vest ratably over a four-year period assuming achievement of the performance conditions. The compensation expense associated with nonvested stock options that have performance conditions is dependent on our periodic assessment of the probability of the performance conditions being achieved. If deemed probable, we recognize compensation expense on a straight-line basis over the requisite service period. If a performance condition is no longer probable of achievement, any previously recognized compensation expense is reversed and no subsequent compensation expense is recognized until achievement is once again probable, at which point a cumulative catch-up is recognized. RSUs generally vest over four years - 25% cliff vests after one year and approximately 2% vests each month over three years thereafter. Certain other RSUs vest in accordance with one of the following patterns: over four years - 25% cliff vests after one year and in equal increments quarterly over three years thereafter, over four years in equal quarterly increments, or fully cliff vest after one year. We generally recognize share-based compensation expense ratably over the respective vesting period.
Warrant Compensation—In October 2021, we closed the Investment Agreement with the Carvana Group, LLC, or Carvana, that included the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Convertible Preferred Stock and the issuance of eight tranches of warrants to purchase shares of the Company’s Class A common stock. As part of the investment agreement, we and Carvana also entered into a five-year commercial agreement whereby our auto insurance products will be embedded into Carvana’s online car buying platform, or Integrated Platform. The commercial agreement provides for agent commissions payable to Carvana for policy origination and an enterprise total loss replacement vehicle solution.
The Carvana warrants compensation expense is recognized based on the grant date fair value of the award, which was determined using a Monte Carlo simulation in a risk-neutral framework, as contemplated in the Income Approach of valuation. Specifically, future equity is simulated in each period assuming a Geometric Brownian Motion. We considered the features of the warrants and the interdependency of exercise decisions between the Short-Term Warrants and the Long-Term Warrants in using the Monte Carlo simulation in order to determine the optimum exercise decision. The optimum exercise decision was made by choosing the option which would give the highest aggregate expected value to the holder in each of the 100,000 simulated paths. The payoff of each path is then calculated based on the simulated equity and discounted back to time zero using the applicable risk-free rates. The fair value of the warrants are then calculated as the average value from all simulation paths.
Employing a Monte Carlo simulation with Geometric Brownian Motion requires a range of inputs for each uncertain variable, and establishing linkage between the assumptions, if necessary. Inputs and assumptions used in our analysis included our stock price at grant date, exercise prices, the term of the warrants, equity volatility, risk-free rate and dividend yield. Additional considerations included a discount for lack of marketability resulting from Carvana’s five-year lock-up period.
These warrants vest as the parties’ develop an integrated automobile insurance solution for Carvana’s online car buying platform, or the Integrated Platform, and insurance sales through the Integrated Platform. The associated compensation expense is dependent on our periodic assessment of the probability of the milestones being achieved. If deemed probable, we recognize compensation expense on a pro-rata basis considering progress toward achieving the milestones. If a performance condition is no longer probable of achievement, any previously recognized compensation expense is reversed and no subsequent compensation expense is recognized until achievement is once again probable, at which point a cumulative catch-up is recognized. In determining the classification as equity, we followed guidance issued within FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging.
For additional information refer to Note 11, “Share-Based Compensation.”
Net Loss Per Share—Net loss per share, or EPS, results are a key indicator of the overall performance relative to each share of our outstanding common stock. Basic EPS share for both Class A and Class B common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares vested and outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder is deemed to have the present rights to share in current period earnings (loss) with common stockholders. Accordingly, the warrants issued in connection with our Term Loan B were included in the 2020 and 2019 weighted-average number of common shares outstanding because they had an insignificant exercise price of $0.0001 per share and were therefore considered outstanding common shares for computation of basic EPS.
Diluted EPS for both Class A and Class B common stock includes all the components of basic EPS, plus the dilutive effect of common stock equivalents, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. Notable dilutive securities relevant to our operations are stock options, performance stock options, nonvested shares subject to repurchase, restricted stock units, warrants and redeemable convertible preferred stock.
We have operated at a loss for the years ended December 31, 2021, 2020 and 2019. Therefore, the conversion of common stock equivalents would increase the denominator of the EPS calculation and create a lower loss per share. Therefore, these common stock equivalents are considered antidilutive and diluted EPS is equal to basic EPS. Losses are allocated equally between both classes of common stock because they are entitled to the same liquidation and dividend rights.
Recently Adopted Accounting Pronouncements and Registrant Filing Status—Prior to December 31, 2021, we qualified as an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We previously elected to adopt certain new or revised accounting guidance within the same time period as private companies as permitted by our status as an EGC.
We became a large accelerated filer on December 31, 2021, and lost our status as an EGC. Accordingly, we will follow the adoption criteria of public companies for new accounting pronouncements beginning with this Annual Report on Form 10-K. Prior to this Annual Report on Form 10-K, our financial statements did not reflect adoption of certain amended guidance that public companies generally may have been required to adopt, but we were not required to adopt based on our EGC status.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment measurement of financial assets, including reinsurance recoverables, available-for-sale securities, and premium receivables, by requiring an entity to recognize an allowance for expected credit losses as a contra asset, rather than impairment as losses are incurred. The amended guidance is intended to result in more timely recognition of expected credit losses and enhance the accounting and disclosure of credit losses on financial assets. The ASU requires a cumulative-effect change to retained earnings (accumulated loss) in the period of adoption and prospective changes on previously recorded impairments, to the extent applicable.
As a result of losing EGC status as of December 31, 2021, and because ASU 2016-13 may only be adopted as of the beginning of a fiscal year, we adopted this ASU effective January 1, 2021 using a modified retrospective approach. We recognized a $1.0 million cumulative effect transition adjustment to beginning accumulated loss relating to $0.8 million for current expected credit losses on our premiums receivable and $0.2 million for current expected credit losses on our reinsurance recoverables. The adoption of the accounting guidance did not have a material impact on our available-for-sale securities.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. The main provision of ASU 2016-02 requires the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of related cash flows. We adopted ASU 2016-02 on January 1, 2021.
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
Upon adoption of ASU 2016-02, we recognized an operating lease liability of $16.2 million and corresponding right-of-use asset of $9.9 million, which includes the effect of $6.3 million from reclassifying previously recognized deferred rent and lease exit liabilities as an offset, in accordance with the transition guidance. These lease assets and liabilities are recorded as other assets and other liabilities on the condensed consolidated balance sheets. This transition adjustment was reflected as a non-cash transaction in our condensed consolidated statements of cash flows. The transition did not have a material impact on our results of operations, liquidity or debt covenant compliance under our debt agreements during the year. For additional information refer to Note 8, “Leases.”
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The main provisions of ASU 2020-06 removes certain bifurcation models for convertible debt instruments and convertible preferred stock. Therefore, the embedded conversion feature no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. The amendment also removes certain settlement criteria that were required to be met in order for a contract to qualify for the derivative scope exception and to be classified as equity. In addition, the amendment expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments. We elected to early adopt this update on January 1, 2021 using the modified retrospective approach. This adoption did not have a material impact on our consolidated financial statements.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at December 31, 2021 and 2020 are as follows:

	2021
	Amortized Cost	Allowance for Expected Credit Losses(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$23.7	$—	$—	$(0.4)	$23.3
Municipal securities	20.4	—	0.3	(0.1)	20.6
Corporate debt securities	48.2	—	0.7	(0.2)	48.7
Residential mortgage-backed securities	3.5	—	—	—	3.5
Commercial mortgage backed securities	30.2	—	0.2	(0.1)	30.3
Other debt obligations	3.5	—	—	—	3.5
Total	$129.5	$—	$1.2	$(0.8)	$129.9
_______________
(1) We adopted ASU 2016-13 and the related amendments as of January 1, 2021. For additional information refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

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

Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of December 31, 2021 or other-than-temporary impairment as of December 31, 2020 related to any of the above securities. We do not intend on selling the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss recognized for the year ended December 31, 2021 and no other-than-temporary impairments recognized for the year ended December 31, 2020.

Other Investments
As of December 31, 2021 and 2020, other investments related to our private equity investments were $4.7 million and $0.5 million, respectively. We recognized $3.8 million of unrealized gains in 2021 resulting from observable price changes within net investment income in our consolidated statements of operations and comprehensive loss. There were no realized gains or impairment losses recognized on these investments for the years ended December 31, 2021 and 2020.
The following tables reflect the gross unrealized losses and fair value of bonds, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

	2021
	Less than 12 Months			12 Months or More		Total
	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
U.S. Treasury securities and agencies	$7.5		$(0.1)	$14.0	$(0.3)	$21.5	$(0.4)
Municipal securities	8.9		(0.1)	—	—	8.9	(0.1)
Corporate debt securities	12.7		(0.1)	1.6	(0.1)	14.3	(0.2)
Residential mortgage-backed securities	1.9		—	0.5	—	2.4	—
Commercial mortgage-backed securities	8.7		(0.1)	—	—	8.7	(0.1)
Total bonds	$39.7		$(0.4)	$16.1	$(0.4)	$55.8	$(0.8)

	2020
	Less than 12 Months			12 Months or More		Total
	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Bonds:
U.S. Treasury securities and agencies	$15.7	$—	$—	$—	$—	$15.7	$—
Municipal securities	2.3		—	—	—	2.3	—
Corporate debt securities	2.9		(0.1)	—	—	2.9	(0.1)
Residential mortgage-backed securities	3.7		—	—	—	3.7	—
Commercial mortgage-backed securities	4.9		—	—	—	4.9	—
Other debt obligations	0.1		—	—	—	0.1	—
Total bonds	$29.6		$(0.1)	$—	$—	$29.6	$(0.1)

The following table reflects the gross and net realized gains and losses on short-term investments and fixed maturities that have been included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(dollars in millions)
Realized gains on investments	$2.5	$0.5	$—
Realized losses on investments	(0.1)	(0.2)	—
Net realized gains on investments	$2.4	$0.3	$—
The following table sets forth the amortized cost and fair value of short-term investments and fixed maturity securities by contractual maturity at December 31, 2021:

	2021
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$24.6	$24.5
Due after one year through five years	83.5	83.9
Due five years through 10 years	7.8	7.8
Due after 10 years	13.6	13.7
Total	$129.5	$129.9
The following table sets forth the components of net investment income for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(dollars in millions)
Interest on bonds	$2.4	$4.2	$1.8
Interest on deposits and cash equivalents	1.1	1.7	3.8
Other investments	3.8	—	—
Total	7.3	5.9	5.6
Investment expense	(2.3)	(0.5)	(0.4)
Net investment income	$5.0	$5.4	$5.2

The following tables summarize the credit ratings of investments at December 31, 2021 and 2020

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$70.9	$70.8	54.5%
AA+, AA, AA-, A-1	14.7	14.8	11.4
A+, A, A-	33.4	33.6	25.9
BBB+, BBB, BBB-	10.5	10.7	8.2
Total	$129.5	$129.9	100.0%

	December 31, 2020
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$116.5	$118.7	53.0%
AA+, AA, AA-, A-1	22.7	23.3	10.4
A+, A, A-	57.5	59.4	26.5
BBB+, BBB, BBB-	21.7	22.6	10.1
Total	$218.4	$224.0	100.0%
Pursuant to certain regulatory requirements, we are required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in fixed maturities available-for-sale on the consolidated balance sheets. As of December 31, 2021 and 2020, these required deposits had an amortized cost of $13.4 million and $12.8 million, respectively, and fair value of $13.8 million and $13.6 million, respectively.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of December 31, 2021 and 2020:

	2021
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$22.6	$0.7	$—	$23.3
Municipal securities	—	20.6	—	20.6
Corporate debt securities	—	48.7	—	48.7
Residential mortgage-backed securities	—	3.5	—	3.5
Commercial mortgage-backed securities	—	30.3	—	30.3
Other debt obligations	—	3.5	—	3.5
Total fixed maturities	22.6	107.3	—	129.9
Cash equivalents	127.0	—	—	127.0
Total Assets at fair value	$149.6	$107.3	$—	$256.9

	2020
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$17.0	$—	$—	$17.0
Municipal securities	—	23.4	—	23.4
Corporate debt securities	—	90.5	—	90.5
Residential mortgage-backed securities	—	7.8	—	7.8
Commercial mortgage-backed securities	—	58.4	—	58.4
Other debt obligations	—	23.9	—	23.9
Total fixed maturities	17.0	204.0	—	221.0
Short-term investments	2.2	0.8	—	3.0
Cash equivalents	568.4	—	—	568.4
Total Assets at fair value	$587.6	$204.8	$—	$792.4
We estimate the fair value of all our different classes of Level 2 fixed rate maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows.
Private Equity Investments Measured at Fair Value on a Non-Recurring Basis
Private equity investments that have been remeasured during the period due to an observable event or impairment are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. See Note 3, “Investments,” for further information on our private equity investments.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at historical amounts. The fair value of outstanding long-term debt as of December 31, 2020 was classified within Level 2 of the fair value hierarchy. The fair value was based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. There was no outstanding long-term debt as of December 31, 2021, see Note 7, “Long-term Debt,” for further information. As of December 31, 2021 and 2020, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying amount as of December 31, 2021	Estimated Fair Value as of December 31, 2021	Carrying amount as of December 31, 2020	Estimated Fair Value as of December 31, 2020
	(dollars in millions)
Long-term debt	$—	$—	$188.2	$209.0
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	2021	2020	2019
	(dollars in millions)
Gross loss and LAE reserves, January 1	$237.2	$140.7	$33.3
Reinsurance recoverable on unpaid losses	(79.6)	(18.9)	(11.4)
Net loss and LAE reserves, January 1	157.6	121.8	21.9
Net incurred loss and LAE related to:
Current year	405.9	341.9	312.6
Prior years	(13.6)	20.9	8.8
Total incurred	392.3	362.8	321.4
Net paid loss and LAE related to:
Current year	226.4	216.3	194.6
Prior years	82.8	110.7	26.9
Total paid	309.2	327.0	221.5
Net loss and LAE reserves, December 31	240.7	157.6	121.8
Plus reinsurance recoverable on unpaid losses	79.5	79.6	18.9
Gross loss and LAE reserves, December 31	$320.2	$237.2	$140.7
Incurred losses and LAE attributable to prior accident years was a decrease of $13.6 million and an increase of $20.9 million and $8.8 million during 2021, 2020 and 2019, respectively.
The decrease to incurred losses for prior accident years in 2021 of approximately $13.6 million was primarily due to lower-than-expected reported losses on bodily injury claims, and higher than expected subrogation and salvage recoveries from accident year 2020 material damage claims. The year ended December 31, 2020 also included development of incurred losses related to accident years 2019 and prior as a result of a change in estimate. The adjustments recorded in the year ended December 31, 2020 were necessary in order to effectuate management’s best estimate for determining the estimated ultimate cost of settling claims using our knowledge and experience about past and current events and developments.
The increase to incurred losses for prior accident years in 2020 of approximately $20.9 million was primarily due to higher than estimated reported losses for bodily injury claims, as well as higher loss emergence on collision claims from prior accident years due to a slower cycle time for reported claims.

The increase to incurred losses for prior accident years in 2019 of approximately $8.8 million was primarily due to higher than estimated reported losses from bodily injury, uninsured and under-insured bodily injury, and property damage coverages.
The following table shows incurred and paid losses and allocated loss adjustment expenses, or ALAE, development by accident year for private passenger auto in aggregate, cumulative claim frequency is defined as the number of reported claims at the claim level which includes reported claims that do not result in a liability:

Incurred Losses and ALAE—Net of Reinsurance
Accident Year	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021	IBNR	Reported Claims(1)
		(dollars in millions)
2017	$1.2	$1.1	$1.1	$1.1	$1.1	$—	553
2018		42.3	48.3	49.6	48.7	0.4	18,105
2019			287.3	306.3	304.7	2.8	90,105
2020				295.9	287.7	10.6	117,028
2021					341.6	62.9	146,270
Total					$983.8	$76.7	372,061

Cumulative Paid Losses and ALAE—Net of Reinsurance
Accident Year	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021
		(dollars in millions)
2017	$0.6	$0.9	$1.0	$1.1	$1.1
2018		20.6	44.6	48.1	48.1
2019			177.0	277.7	296.2
2020				182.0	238.5
2021					179.4
Total					$763.3
Loss and ALAE reserves—net of reinsurance					$220.5
_______________
(1) Reported by claim event.
The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and ALAE reserves, with separate disclosure of unallocated LAE, or ULAE, and reinsurance recoverable on unpaid losses for the years ended December 31:

	2021	2020
	(dollars in millions)
Loss and ALAE reserves—net of reinsurance	$220.5	$144.0
ULAE reserves—net of reinsurance	20.2	13.6
Reinsurance recoverables on unpaid losses	79.5	79.6
Total loss and LAE reserves—gross of reinsurance	$320.2	$237.2
The following table sets forth the historical average annual percentage payout of incurred losses and ALAE (claims duration), net of reinsurance, as of December 31, 2021:

Year	1	2	3	4	5
Incremental Paid(1)	54.1%	32.3%	7.4%	4.5%	—%
_______________
(1) Supplemental information and unaudited.

6.REINSURANCE
The following table reflects amounts affecting the consolidated balance sheets and statements of operations and comprehensive loss for reinsurance as of and for the years ended December 31:

	2021	2020	2019
	(dollars in millions)
Loss and LAE reserves:
Direct	$313.2	$237.2	$140.7
Assumed	7.0	—	—
Ceded	(79.5)	(79.6)	(18.9)
Net loss and LAE reserves	$240.7	$157.6	$121.8
Unearned premiums:
Direct	$170.6	$157.1	$145.4
Assumed	9.5	—	—
Ceded	(100.8)	(112.8)	(17.4)
Net unearned premiums	$79.3	$44.3	$128.0
Premiums written:
Direct	$725.9	$616.8	$451.1
Assumed	16.7	—	—
Ceded	(397.3)	(378.0)	(82.3)
Net premiums written	$345.3	$238.8	$368.8
Premiums earned:
Direct	$712.3	$605.2	$352.9
Assumed	7.3	—	—
Ceded	(409.3)	(282.7)	(77.6)
Net premiums earned	$310.3	$322.5	$275.3
Losses and LAE incurred:
Direct	$683.9	$557.6	$395.0
Assumed	10.9	—	—
Ceded	(302.5)	(194.8)	(73.6)
Net losses and LAE incurred	$392.3	$362.8	$321.4
If our reinsurance was cancelled at December 31, 2021 and 2020, the maximum amount of return ceded commissions due with the return of unearned premiums would have been $26.5 million and $27.2 million, respectively. Our reinsurance recoverable on unpaid losses gross of the provision for loss corridor, loss ratio caps and allowance for credit losses was $160.7 million and $109.1 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we recorded a provision for sliding scale commission of zero and $8.1 million, respectively, in reinsurance premiums payable on the consolidated balance sheets. As of December 31, 2021 and 2020, a provision for loss corridor of $80.4 million and $29.5 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.
7.LONG-TERM DEBT
The Term Loan A was a term loan with a group of syndicated financial institutions that matured on October 15, 2021. Interest was paid monthly and was determined on a floating interest rate calculated on the one-month LIBOR plus an applicable margin of 4%. As a part of the amended the Term Loan A, the syndicate committed, pro rata, to a $100 million revolving loan, which also expired on October 15, 2021. Commitment fees accrued at 0.50% per annum on the daily amount of unused revolving loan and was paid quarterly. For any amounts drawn on the revolving loan, interest accrued and was paid consistent with the Term Loan A. In addition, there was a letter of credit fee of 4% per annum on the average daily amount of issued letters of credit against the revolver and a 0.125%

per annum fronting fee based on the average daily amount of letter of credit exposure. Upon the maturity of Term Loan A, we repaid the outstanding Term Loan A principal balance of $98.8 million and accrued interest and fees of $0.2 million. We had no letters of credit outstanding or amounts drawn against the revolving loan on the date of termination.
The Term Loan B was a note we issued to a private equity investor that had a maturity date of November 25, 2024. We extinguished the Term Loan B on November 8, 2021. Interest was determined on a floating interest rate calculated on the three-month LIBOR plus an applicable margin of 10.5%. We paid interest pursuant to the terms of the loan agreement and had the option to pay-in-kind, or PIK, on the Term Loan B until October 15, 2021. PIK interest was added to the principal balance every three months until we no longer elected to PIK interest, at which point interest would be paid quarterly. We had elected to PIK interest on the Term Loan B from the original date of closing through October 15, 2021.
As a part of the Term Loan B, we issued warrants to purchase 2.8 million shares of our common stock with a strike price of $0.0001 per share and an expiration date of November 25, 2026. These warrants were classified as liabilities within long-term debt on the consolidated balance sheets because they could be settled with a variable number of our shares. Upon the completion of our IPO in 2020, all warrants were exercised and shares of Class B common stock were issued. As a result, the warrant liability was remeasured immediately prior to the IPO and reclassified to additional paid-in capital on our consolidated balance sheets. During the year ended December 31, 2021 and 2020, we recognized an adjustment of zero and $54.7 million, respectively, to the fair value of the warrants within interest expense of our consolidated statements of operations and comprehensive loss.
On November 8, 2021, we extinguished the Term Loan B for $120.9 million, consisting of $100.0 million principal balance and $20.9 million of accrued interest, including PIK interest, and fees. We also amortized the remaining unamortized discount and debt and warrant issuance costs, all of which resulted in a loss on early extinguishment of debt of $15.9 million that was recognized in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.
The following summarizes the carrying value of long-term debt and warrants as of December 31, 2021 and 2020:

	2021	2020
	(dollars in millions)
Term Loan A	$—	$99.5
Term Loan B	—	100.0
Total	—	199.5

Accrued interest payable	—	10.2
Unamortized discount and debt and warrant issuance costs	—	(21.5)
Total	$—	$188.2
On January 26, 2022, we entered into a $300.0 million term loan, including the issuance of warrants, which matures on January 27, 2027. For further information, see Note 17, “Subsequent Events.”
8.LEASES
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
Operating lease right-of-use assets and corresponding operating lease liabilities are recognized upon the commencement date based primarily on the present value of lease payments over the lease term. We use the implicit rate of the lease, if it is readily determinable, in determining the present value of lease payments. Our leases generally do not provide an implicit rate. Therefore, we use a collateralized incremental borrowing rate that incorporates information available at commencement date, including our company-specific interest rates from recent debt issuances, which we adjusted to obtain our company-specific interest rate risk. We also leverage commercial mortgage-backed securities, or CMBS, rates, for transactions with similar values, origination dates, geographies and property types as the respective lease, which are adjusted using linear interpolation if the lease term falls between the published CMBS terms. As of December 31, 2021, our leases had a weighted-average discount rate of 10.8%. Our leases have remaining lease terms from approximately one year up to approximately six years with a weighted-average remaining lease term of 4.4 years as of December 31, 2021.
As of December 31, 2021, we recognized an operating lease liability of $14.1 million and corresponding right-of-use asset of $5.1 million. Operating lease liabilities are included in other liabilities and operating lease right-of-use assets are included in other assets in our consolidated balance sheets. For the year ended December 31, 2021, we recognized operating lease costs of $5.0 million, inclusive of the Easton facility exit expense discussed below. Variable lease expense and short-term lease expense recognized during the year ended December 31, 2021 were not material. Moreover, we recognized operating cash flows paid for amounts included in the measurement of operating lease liabilities of $3.8 million.
We recently announced a new initiative that empowers employees to work where it works best on an individual level. Based on resulting feedback, we started evaluating office space needs and closed our Easton facility in Columbus, Ohio. Our Easton facility has no future economic benefit, so we determined the cease-use date occurred in December 2021. Accordingly, we accelerated the amortization of the remaining right-of-use asset and recognized $2.0 million of lease expense within general and administrative expenses in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.
We also sublease certain office space, resulting in sublease income. Sublease income and the related assets and cash flows are not material to our consolidated financial statements as of and for the year ended December 31, 2021. Sublease income is recognized as a reduction to operating lease expense in our consolidated statements of operations and comprehensive loss.
Future lease payments as of December 31, 2021 were as follows:

Operating Leases
(dollars in millions)
2022	$4.3
2023	4.4
2024	4.3
2025	1.5
2026	1.5
2027 and thereafter	1.6
Total future lease payments	17.6
Less: imputed interest	(3.5)
Total lease liabilities	$14.1

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 under the prior lease accounting guidance, the following table summarizes, by remaining maturity, future commitments related to operating leases and other arrangements as of December 31, 2020:

Operating Leases
(dollars in millions)
2021	$3.9
2022	4.4
2023	4.4
2024	4.3
2025	1.5
2026 and thereafter	3.1
Total	$21.6
Base rent and related rent expenses were $4.8 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively.

9.INCOME TAXES
We had no income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
(dollars in millions)
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$—	$—	$—
The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2021, 2020 and 2019 to pretax income as a result of the following:

	2021		2020		2019
	(dollars in millions)
Loss before income taxes	$(521.1)		$(363.0)		$(282.4)
Statutory U.S. federal income tax benefit	(109.4)	21.0%	(76.2)	21.0%	(59.3)	21.0%
Valuation allowance on deferred tax assets	116.7	(22.4)	61.5	(16.9)	57.4	(20.3)
Warrants fair value adjustment	—	—	11.5	(3.2)	—	—
Share-based compensation	(3.3)	0.6	5.0	(1.4)	1.7	(0.6)
Nondeductible compensation	1.8	(0.3)	—	—	—	—
State net operating loss	(4.9)	0.9	(3.1)	0.9	(2.2)	0.8
Other	(0.9)	0.2	1.3	(0.4)	2.4	(0.9)
Income tax expense (benefit)	$—	—%	$—	—%	$—	—%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020:

	2021	2020
	(dollars in millions)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$2.5	$1.5
Unearned premium reserves	3.8	1.9
Nondeductible accruals	0.5	0.9
Deferred rent	2.0	1.4
Research and development credits	0.9	0.9
Disallowed interest carryforward	9.6	3.7
Bad debt expense	1.2	0.8
Excess ceding commission	2.2	—
Deferred compensation	2.5	1.4
Stock compensation	5.4	0.5
Other	2.6	0.6
State net operating loss carryforward	10.2	5.3
Net operating loss carryforward	217.4	124.1
Gross deferred assets	260.8	143.0
Less valuation allowance	(255.0)	(137.3)
Total deferred tax assets, less valuation allowance	5.8	5.7
Deferred tax liabilities:
Internally developed software	2.7	2.1
Fixed assets	2.2	1.9
Deferred acquisition costs	0.6	0.4
Unrealized gains	0.1	1.2
Other	0.2	0.1
Deferred tax liabilities	5.8	5.7
Net deferred tax asset	$—	$—
The above amounts were calculated in accordance with ASC 740, Income Taxes. The application of ASC 740 requires a company to evaluate the recoverability of deferred tax assets and to establish a valuation allowance if necessary to reduce the carrying value of the deferred tax asset to an amount which is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we include many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) the timing of expected reversal; (4) taxable income in prior carry back years as well as projected taxable earnings exclusive of reversing temporary differences and carry forwards; (5) the length of time that carryovers can be used; (6) unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit expiring unused. Although lack of realization is not assured, we believe it is more likely than not that the deferred tax assets will not be realized. As such, a valuation allowance of $255.0 million has been established.
We have carryforwards related to net operating losses of $1,042.6 million, of which $496.1 million begin to expire in tax years 2035 through 2041, with the remaining $546.5 million carried forward indefinitely. We also have carryforwards for credits related to research and development costs of $0.9 million which expire between tax years 2036 through 2038, and state operating losses of $113.8 million which expire between tax years 2029 through 2041.

We file a consolidated federal income tax return and certain state income tax returns. Tax years 2018 and forward are still subject to U.S. federal examinations. The federal statute of limitations is generally three years. Currently all state income and franchise tax returns are within each taxing authorities statute of limitations and are still subject to examination.
10.Capital Stock
In October 2021, we issued redeemable convertible preferred stock to Carvana pursuant to the Investment Agreement. We received $126.5 million of gross proceeds from the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Preferred Stock and issued Carvana eight tranches of warrants to purchase shares of the Company’s Class A common stock. Further details on the warrants are discussed in Note 11, "Share-Based Compensation." In connection with the Investment Agreement, we incurred issuance costs of $19.6 million, $9.0 million of which are contingent upon the success of the Investment Agreement as measured by achievement of certain warrant vesting milestones. We allocated the issuance costs between the preferred stock and the warrants based on their relative fair values. The warrants are recognized on a pro-rata basis considering Carvana’s progress toward achieving the milestones, and the allocated issuance costs are reclassified from other assets to contra-equity on that same pro-rata basis. As of December 31, 2021, issuance costs were recognized in our consolidated balance sheets as follows: $14.5 million as contra-redeemable convertible preferred stock; $1.0 million as contra-additional paid-in capital; and $4.1 million as other assets. The carrying value of our preferred stock was $112.0 million as of December 31, 2021.
In October 2021, our Board of Directors approved the retirement of 4.6 million shares of Class A common stock that were held in treasury at $0.8 million.
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
In October 2020, our Board of Directors approved our amended and restated certificate of incorporation, which authorized additional shares bringing our total authorized shares to 1,000.0 million of Class A common stock, 269.0 million shares of Class B common stock and 100.0 million shares of preferred stock. All classes of stock have a par value of $0.0001 per share. As of December 31, 2021, the Company had issued and outstanding: 142.9 million shares of Class A common stock, 109.9 million shares of Class B common stock, and 14.1 million shares of preferred stock that had a redemption value of $126.5 million.
The voting, dividend and liquidation rights of the holders of our Class A and Class B common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. Other rights, privileges, and preferences of our capital stock are as follows:
Dividends—Class A and Class B common stock are entitled to the same dividend rights. We shall not declare, pay, or set aside any dividends on shares of any other class or series of capital stock unless the holders of the preferred stock then outstanding shall first receive, or simultaneously receive, a dividend.
Beginning after the fifth anniversary of the Integrated Platform becoming available to customers, Series A Preferred Stockholders are entitled to receive, when, as and if declared by the Board of Directors, a dividend at an annual rate of 5% of the liquidation preference per share of Series A Preferred Stock, if our 90-day volume-weighted average price, or VWAP, per share of Class A common stock is below the conversion price at that time.
Voting Rights—Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Holders of preferred stock are entitled to vote, together with the holders of Class A common stock and Class B common stock, on an as-converted basis on all matters submitted to a vote of the holders of Class A common stock and Class B common stock.

Liquidation Preferences—In the event of any voluntary or involuntary liquidation, dissolution, or winding up of our business, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock are entitled to receive, before any distribution out of the assets of the Company may be made to or set aside for the holders of any common stock, an amount per share equal to the greater of (i) $9.00 per share plus the amount of any accrued but unpaid dividends thereon as of such date and (ii) the amount such preferred stockholders would have received had they, immediately prior to such an event, converted such shares of Series A Preferred Stock into Class A common stock. Thereafter, holders of Class A and Class B common stock are entitled to any remaining proceeds on a pro-rata basis. Class A and Class B common stock are entitled to the same liquidation rights.
Conversion and Transfer—Each share of Class B common stock is convertible at any time into one share of Class A common stock. Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes.
Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time, or from time to time, into shares of Class A common stock at a conversion rate equal to the liquidation preference divided by the conversion price. As of December 31, 2021, the conversion price was $9.00 per share and the Series A Preferred Stock was convertible into 14.1 million shares of Class A common stock. To the extent that such conversion would cause the holder to hold in excess of 9.9% of the voting stock, such conversion would be subject to approval from (a) the Delaware Insurance Commissioner and (b) the Ohio Director of Insurance.
Redemption and Balance Sheet Classification—The redeemable convertible preferred stock is classified as mezzanine equity because while it is not mandatorily redeemable, it will become convertible or redeemable at the option of the preferred stockholder in connection with any change of control of the Company, which is considered not solely within our control.
11.SHARE-BASED COMPENSATION
2020 Equity Incentive Plan
We maintain an equity incentive plan, the 2020 Equity Incentive Plan, or the 2020 Plan, for the issuance and grant of equity awards (restricted stock, RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of December 31, 2021, the number of shares authorized under the 2020 Plan was 53.8 million Class A common shares, inclusive of available shares previously reserved for issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, and subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. In addition, this reserve will automatically increase on January 1 of each year, which commenced on January 1, 2021 and will end on (and including) January 1, 2030, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31st of the preceding year. However, the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Class A common shares. The aggregate maximum number of shares of Class A common stock that may be issued pursuant to the exercise of incentive stock options is 120.0 million shares. As of December 31, 2021, the number of shares available for issuance under the 2020 Plan was 21.9 million.
In October 2020, our Board of Directors adopted and our stockholders approved the 2020 Employee Stock Purchase Plan, or ESPP, which became effective immediately prior to our IPO date. The number of shares of Class A common stock initially reserved for issuance under the ESPP is limited to 5.0 million shares. In addition, the number of shares reserved for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of capital stock outstanding on December 31st of the preceding year and (ii) 7.5 million shares of Class A common stock. Our Board of Directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock.

2015 Equity Incentive Plan
In 2015, the Board of Directors of the Company adopted the 2015 Plan under which the Company could grant equity awards (restricted stock, and incentive and nonqualified stock options) to its officers, directors, employees and certain advisors. In October 2020, this plan was superseded by the 2020 Plan and all reserved shares under the 2015 Plan were transferred to the 2020 Plan.
Warrants
As part of the Investment Agreement discussed in Note 10, “Capital Stock,” we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants.” However, the exercisability of certain tranches are subject to Carvana’s decision to exercise certain other tranches. If Carvana exercises short-term tranches, then long-term tranche 1 warrants are cancelled and the remaining long-term tranches would be reduced such that Carvana will have the opportunity to purchase a maximum of 129.1 million shares of Class A common stock.
As of December 31, 2021, we determined that all short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized $8.8 million of warrant compensation expense related to these equity-classified warrants based on progress toward completing the Integrated Platform. This expense is included in sales and marketing of our consolidated statements of operations and comprehensive loss. All of these warrants are out-of-the-money and therefore have no intrinsic value as of December 31, 2021.
The short-term warrants will expire three years following the earlier of the date of completion of the Integrated Platform and 18 months following closing of the Investment Agreement, such earlier date, the Reference Date, and the long-term warrants will expire five years after the Reference Date. The following table provides other key terms of the warrants:

Warrants	Exercise Price	Shares Issued (in millions)	Grant Date Fair Value per Share	Vesting Condition
Short-Term
Tranche 1	$10.00	42.6	$0.42	Completing the Integrated Platform
Tranche 2	$11.00	57.8	$0.37	50,000 policy originations
Tranche 3	$12.00	28.7	$0.18	75,000 policy originations
Total Short-Term		129.1

Long-Term
Tranche 1	$10.00	25.8	$0.42	100,000 policy originations
Tranche 2	$12.50	26.9	$0.35	200,000 policy originations
Tranche 3	$15.00	27.1	$0.24	300,000 policy originations
Tranche 4	$22.50	26.1	$0.09	400,000 policy originations
Tranche 5	$30.00	23.2	$0.04	500,000 policy originations
Total Long-Term		129.1
The fair value of the warrants is estimated on the date of grant using a Monte Carlo simulation with Geometric Brownian Motion that uses certain inputs, assumptions and estimates, as follows: expected term of five years, based on the contractual term of the warrants; risk-free interest rate of 0.9%, based on U.S. Constant Maturity Yield Curve over a similar term; dividend rate of 0.0%, based on our historical and expected future dividend payouts, which may be subject to change in the future; and volatility of 45%, based on historical and implied volatility of comparable publicly held companies, because we did not have sufficient company-specific volatility at the time of grant, and other factors.
Employee Share-Based Compensation
The following table displays employee share-based compensation expense recorded in the consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$1.5	$0.6	$—
Sales and marketing	1.0	1.0	—
Other insurance expense (benefit)	1.6	1.0	—
Technology and development	4.5	5.8	—
General and administrative	10.7	20.4	10.0
Total share-based compensation expense	$19.3	$28.8	$10.0
The following table provides total employee share-based compensation expense by type of award:

	Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$14.9	$0.6	$—
Stock option expense	4.4	28.2	10.0
Total share-based compensation expense	$19.3	$28.8	$10.0
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
As of December 31, 2021, there was $4.8 million, $35.7 million and $66.1 million of unrecognized compensation cost related to unvested stock options, warrants and RSUs, respectively. The remaining costs are expected to be recognized over a period of five years for unvested stocks options, two years for warrants and four years for RSUs.

Restricted Stock Units
A summary of RSU activity for the year ended December 31, 2021 is as follows:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except exercise price)
Nonvested at January 1, 2020	—	$—	$—
Granted	0.4	17.72
Vested	—	7.25	0.3
Forfeited, expired or canceled	—	22.89
Nonvested at December 31, 2020	0.4	18.41	$6.2
Granted	12.2	9.17
Vested	(0.1)	18.09	1.0
Forfeited, expired or canceled	(3.6)	10.24
Nonvested at December 31, 2021	8.9	$9.02	$27.4
Stock Options
A summary of option activity for the years ended December 31, 2021 and 2020 is as follows:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding at January 1, 2020	12.3	$1.42	8.22	$70.4
Granted	1.6	7.76
Exercised	(2.8)	0.70		41.5
Forfeited, expired or canceled	(0.7)	5.00
Outstanding at December 31, 2020	10.4	$2.39	7.75	$137.7
Granted	—	10.82
Exercised	(2.8)	1.68		24.1
Forfeited, expired or canceled	(1.1)	4.44
Outstanding at December 31, 2021	6.5	2.36	6.12	$9.5
A summary of total options outstanding and exercisable at December 31, 2021:

	Options Outstanding and Exercisable
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
	(in millions, except exercise price and term amounts)
Range of Exercise Prices:
$0.01 - $1.00	2.7	$0.30	4.76
$1.00 - $2.50	2.8	$2.40	7.20
$2.50 - $13.00	1.0	$7.67	6.86
The 2020 Plan permits the optionee to early exercise options to obtain preferred tax treatment before the completion of the award’s requisite service or vesting period. If the employee terminates employment before the end of this period, the 2020 and 2015 Plans allow us to repurchase the shares, at our option, at the exercise price of the award. The repurchase feature is used to incentivize the employee to remain through the requisite service or vesting period to receive the full economic benefit of the award.
Given the repurchase feature functions as a forfeiture provision for nonvested shares, we record the exercise cost of nonvested shares as a deposit liability for those shares settling in cash. As the shares vest, the deposit liability is reduced and additional paid-in capital is increased. As of December 31, 2021 and 2020, the early exercise deposit liability was $0.1 million and $1.3 million, respectively, and is included in other liabilities on the consolidated balance sheets.
12.COMMITMENTS AND CONTINGENCIES
During the normal course of business, we enter into various agreements to purchase services, primarily data and information technology based services, that are enforceable and legally binding. Certain supply contracts contain penalty provisions for early termination, in addition to variable costs that are based on volume and usage. We do not expect to incur penalty payments under these provisions that would materially affect our financial position, results of operations or cash flows.
The following table summarizes, by remaining maturity, future commitments related to other arrangements as of December 31, 2021:

Purchase Obligations
(dollars in millions)
2022	$8.1
2023	4.8
2024	0.9
2025	0.6
2026 and thereafter	—
Total	$14.4
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933, in connection with and following the Company’s IPO. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.

13.OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in our accumulated other comprehensive income, or AOCI, for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(dollars in millions)
Accumulated other comprehensive income beginning balance	$5.6	$0.6	$—
Other comprehensive (loss) income before reclassifications	(2.8)	5.3	0.6
Net realized gains on investments reclassified from AOCI to net loss	(2.4)	(0.3)	—
Net current period other comprehensive (loss) income	(5.2)	5.0	0.6
Accumulated other comprehensive income ending balance	$0.4	$5.6	$0.6

14.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Net loss	$(521.1)	$(363.0)	$(282.4)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	249.2	75.5	33.9
Loss per common share: basic and diluted (both Class A and B)	$(2.09)	$(4.81)	$(8.33)
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each year end, from the computation of diluted EPS attributable to common stockholders for the years indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2021	2020	2019
	(in millions)
Options to purchase common stock	6.5	10.4	12.3
Nonvested shares subject to repurchase	2.2	5.0	7.2
Restricted stock units	8.9	0.4	—
Redeemable convertible preferred stock (as converted to common stock)	14.1	—	158.9
Warrants to purchase common stock(1)	129.1	—	—
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	—	0.6
Total	160.8	15.8	179.0
_______________
(1) Warrants outstanding as of December 31, 2021 would result in a maximum of 129.1 million shares of Class A common stock, if they vest and are fully exercised by Carvana for cash.
15.STATUTORY FINANCIAL INFORMATION
Root Insurance Company and Root Property & Casualty, or our insurance subsidiaries, are required to prepare statutory financial statements in conformity with the basis of accounting practices prescribed or permitted by the Ohio DOI and Delaware DOI, respectively. Ohio and Delaware have adopted the NAIC Accounting Practices and

Procedures Manual as the basis of their statutory accounting practices. Root Insurance Company and Root Property & Casualty maintained statutory capital and surplus as of December 31, 2021 and 2020 and had statutory net loss for the years ended December 31, 2021, 2020 and 2019 as follows:

	Statutory Net Loss			Statutory Capital and Surplus
	2021	2020	2019(1)	2021	2020
	(in millions)
Root Insurance Company	$(126.9)	$(123.8)	$(157.6)	$91.5	$100.1
Root Property & Casualty	(33.4)	(25.5)	—	21.8	16.3
Total	$(160.3)	$(149.3)	$(157.6)	$113.3	$116.4
_______________
(1) Root Property and Casualty was acquired during the year-ended December 31, 2020; as such, statutory net loss is not included in periods prior to the acquisition.
The payment of dividends by Root Insurance Company and Root Property & Casualty are subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware, respectively, or the insurance laws. The insurance laws require domestic insurance companies to notify the supervisory superintendent, commissioner and/or director to seek prior regulatory approval to pay a dividend or distribute cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory-basis policyholders' surplus as of the prior December 31st or (2) the statutory-basis net income of the insurer as of the prior December 31st. During the years ended December 31, 2021, 2020 and 2019, we did not pay any dividends.
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
The NAIC Risk-Based Capital, or RBC, model law requires every insurer to calculate its total adjusted capital and RBC requirement to ensure insurer solvency. Regulatory guidelines provide for an insurance commissioner to intervene if the insurer experiences financial difficulty, as evidenced by a company's total adjusted capital falling below established relationships to required RBC. The model includes components for asset risk, underwriting risk, credit risk and other factors. The State of Ohio and the State of Delaware impose minimum RBC requirements that are developed by the NAIC. The formulas in the model for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, all of which require specified corrective action. The statutory surplus for Root Insurance Company and Root Property & Casualty exceeded the minimum RBC requirements for the years ended December 31, 2021 and 2020.

16.GEOGRAPHICAL BREAKDOWN OF GROSS WRITTEN PREMIUM
Gross written premium by state is as follows for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021		2020		2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
State	(dollars in millions)
Texas(1)	$152.3	20.5%	$132.5	21.5%	$94.7	21.0%
Georgia	79.2	10.7	72.4	11.7	44.0	9.8
Louisiana	42.2	5.7	28.0	4.5	15.3	3.4
Pennsylvania	39.8	5.4	30.2	4.9	25.2	5.6
Utah	33.8	4.6	26.0	4.2	17.6	3.9
Nevada	33.6	4.5	19.1	3.1	2.4	0.5
Colorado	33.5	4.5	20.2	3.3	8.1	1.8
South Carolina	26.3	3.5	9.6	1.6	14.4	3.2
Missouri	24.7	3.3	26.8	4.3	22.0	4.9
Arizona	23.5	3.2	28.4	4.6	26.7	5.9
All others states	253.7	34.1	223.6	36.3	180.7	40.0
Total	$742.6	100.0%	$616.8	100.0%	$451.1	100.0%
______________
(1) Includes assumed premiums, which commenced during the year ended December 31, 2021. Assumed written premium for the year ended December 31, 2021 was $16.7 million.

17.SUBSEQUENT EVENTS
In January 2022, we entered into a $300.0 million five-year term loan with BlackRock. In connection with this term loan, we incurred debt discount and issuance costs of approximately $15.2 million. Interest equal to SOFR plus 9.0% plus 0.26161% per annum is payable quarterly, in cash. As part of the loan agreement, BlackRock received warrants to purchase 5.7 million shares of Class A common stock at $9.00 per share. Such warrants will expire on the later of the repayment in full of the term loan and January 27, 2027. Under certain contingent scenarios, BlackRock may also receive additional warrants to purchase shares of Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of our common stock on a fully-diluted basis as of the triggering date. The additional warrants, if issued, would have an exercise price equal to the 30-trading day volume weighted average price as of the trading day immediately prior to the triggering date. The additional warrants will expire on the later of the repayment in full of the term loan, January 27, 2027 and the date that falls 12 months after the issuance of these warrants.
On January 20, 2022, in response to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities, we instituted an organizational realignment, including an involuntary workforce reduction affecting approximately 330 employees, which represented approximately 20% of our workforce. The majority of the reduction was driven by optimizing certain sales and claims departments, especially claims support staff in first notice of loss. These departments saw a reduced workload that corresponded with the strategic reduction in marketing spend and lower claims volume in the second half of the year. A majority of the affected employees were notified on January 20, 2022, with most job eliminations effective in January 2022. In the first quarter of 2022, we have recognized charges of $6.8 million for severance, benefits and related costs as a result of these actions, of which $4.3 million of these charges are expected to result in cash expenditures. Additionally, we expect to incur real estate exit costs comprising accelerated amortization of certain right of use assets and related leasehold improvements and furniture and fixtures of approximately $2.4 million. We continue to review the potential impact of the realignment, including additional facility lease exits and employee-related costs, and are unable to estimate any additional restructuring costs or charges at this time.

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Balance Sheets (Parent Company)
(in millions, except par value)
	As of December 31,
	2021	2020
Assets
Other investments	$4.7	$0.5
Cash and cash equivalents	432.3	1,043.1
Restricted cash	1.0	1.0
Investments in subsidiaries	—	115.0
Other assets	49.3	34.6
Intercompany receivable	261.8	43.3
Total Assets	$749.1	$1,237.5
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Long-term debt and warrants	$—	$188.2
Investments in subsidiaries	58.5	—
Accounts payable and accrued expenses	8.8	8.2
Other liabilities	24.5	8.7
Intercompany payable	8.9	—
Total liabilities	100.7	205.1
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, 14.1 and zero shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (liquidation preference of $126.5 and zero, respectively)	112.0	—
Stockholders’ equity:
Class A common stock, $0.0001 par value, 142.9 and 59.4 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value, 109.9 and 192.2 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost	—	(0.8)
Additional paid-in capital	1,806.1	1,775.6
Accumulated other comprehensive income	0.4	5.6
Accumulated loss	(1,270.1)	(748.0)
Total stockholders’ equity	536.4	1,032.4
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$749.1	$1,237.5
See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Operations and Comprehensive Loss (Parent Company)
(in millions)
	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Net investment income	$4.6	$0.9	$1.6
Total revenue	4.6	0.9	1.6
Operating expenses:
Sales and marketing	10.0	—	—
Other insurance expense	2.9	—	—
Technology and development	42.5	19.5	3.5
General and administrative	5.3	37.8	15.7
Total operating expenses	60.7	57.3	19.2
Operating loss	(56.1)	(56.4)	(17.6)
Interest expense	(20.0)	(77.7)	(22.3)
Loss on early extinguishment of debt	(15.9)	—	—
Loss before income tax expense	(92.0)	(134.1)	(39.9)
Income tax expense	—	—	—
Net loss before equity net loss of subsidiaries	(92.0)	(134.1)	(39.9)
Net loss of subsidiaries	(429.1)	(228.9)	(242.5)
Net loss	(521.1)	(363.0)	(282.4)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(5.2)	5.0	0.6
Comprehensive loss	$(526.3)	$(358.0)	$(281.8)
See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Cash Flows (Parent Company)
(in millions)
	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(521.1)	$(363.0)	$(282.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	19.3	3.7	1.4
Warrant compensation expense	8.8	—	—
Tender offer	—	25.1	8.6
Depreciation and amortization, net	13.1	11.8	3.5
Change in equity in subsidiaries	429.1	228.9	242.5
Loss on early extinguishment of debt	15.9	—	—
SAFE fair value adjustment	—	—	11.2
Warrants fair value adjustment	—	54.7	—
Paid-in kind interest expense	10.6	9.1	0.8
Paid-in-kind interest paid	(20.5)	—	—
Change in fair value of equity securities	(3.8)	—	—
Changes in operating assets and liabilities:
Other assets	4.2	(15.5)	(1.2)
Accounts payable and accrued expenses	0.4	3.8	4.9
Other liabilities	(3.5)	2.1	0.6
Intercompany, net	(209.6)	(23.6)	(7.2)
Net cash used in operating activities	(257.1)	(62.9)	(17.3)
Cash flows from investing activities:
Purchases of investments	(0.4)	(0.5)	—
Proceeds from maturities, call and pay downs of fixed maturities available-for-sale	—	—	1.7
Capitalization of internally developed software	(6.6)	(5.4)	(3.9)
Purchases of fixed assets	(4.6)	(1.8)	(6.5)
Investment in subsidiaries	(261.8)	(201.9)	(333.0)
Net cash used in investing activities	(273.4)	(209.6)	(341.7)
Cash flows from financing activities:
Proceeds from issuance of common stock from IPO and concurrent private placements, net of issuance cost	—	1,098.1	—
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	3.2	2.1	1.9
Proceeds from issuance of preferred stock and related warrants	126.5	—	349.6
Payment of preferred stock and related warrants issuance costs	(10.5)	—	—
Proceeds from debt and warrants issuance, net of issuance cost	—	12.0	189.5
Repayments of long-term debt	(199.5)	(13.5)	(15.5)
Proceeds from SAFE	—	—	10.0
Purchases of treasury stock	—	(0.2)	—
Net cash (used in) provided by financing activities	(80.3)	1,098.5	535.5
Net (decrease) increase in cash and cash equivalents	(610.8)	826.0	176.5
Cash, cash equivalents and restricted cash at beginning of year	1,044.1	218.1	41.6
Cash, cash equivalents and restricted cash at end of year	$433.3	$1,044.1	$218.1
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Combination—The condensed combined financial statements include the accounts of Root, Inc. and its wholly owned subsidiary, Caret Holdings, Inc., and are prepared in accordance with accounting principles generally accepted in the United States. All intercompany accounts and transactions have been eliminated. These financial statements have been combined in order to present comparative parent company financial statements for 2021, 2020 and 2019 and should be read in conjunction with our consolidated financial statements.
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
Statement of Cash Flows—The supplemental disclosures for cash and non-cash flows for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(in millions)
Supplemental disclosures:
Interest paid	$23.9	$4.5	$4.3
Federal income taxes paid	—	—	—
Leasehold improvements - non-cash	1.5	—	1.5
Conversion of debt to preferred stock - non-cash	—	—	11.2
Conversion of preferred stock to common stock - non-cash	—	560.4	—
Conversion of warrants to common stock - non-cash	—	75.0	—
Lease liabilities arising from obtaining right-of-use asset	9.9	—	—
Carvana investment agreement issuance costs - non-cash	9.1	—	—
Purchases of treasury stock - non-cash	—	0.5	—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed combined balance sheets that sum to the total of the same such amount in the condensed combined statements of cash flows:

	2021	2020
	(in millions)
Cash and cash equivalents	$432.3	$1,043.1
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$433.3	$1,044.1

Investments in Subsidiaries—As of December 31, 2021, Caret Holdings, Inc had a negative investment in subsidiaries balance of $58.5 million primarily related to accumulated losses from subsidiaries. In accordance with applicable accounting guidance, we reclassified the negative investment in subsidiaries balance to the liabilities section of our combined balance sheet.

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
4. Subsequent Events
In January 2022, we entered into a $300.0 million five-year term loan with BlackRock. In connection with this term loan, we incurred debt discount and issuance costs of approximately $15.2 million. Interest equal to SOFR plus 9.0% plus 0.26161% per annum is payable quarterly, in cash. As part of the loan agreement, BlackRock received warrants to purchase 5.7 million shares of Class A common stock at $9.00 per share. Such warrants will expire on the later of the repayment in full of the term loan and January 27, 2027. Under certain contingent scenarios, BlackRock may also receive additional warrants to purchase shares of Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of our common stock on a fully-diluted basis as of the triggering date. The additional warrants, if issued, would have an exercise price equal to the 30-trading day volume weighted average price as of the trading day immediately prior to the triggering date. The additional warrants will expire on the later of the repayment in full of the term loan, January 27, 2027 and the date that falls 12 months after the issuance of these warrants.
On January 20, 2022, in response to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities, we instituted an organizational realignment, including an involuntary workforce reduction affecting approximately 330 employees, which represented approximately 20% of our workforce. The majority of the reduction was driven by optimizing certain sales and claims departments, especially claims support staff in first notice of loss. These departments saw a reduced workload that corresponded with the strategic reduction in marketing spend and lower claims volume in the second half of the year. A majority of the affected employees were notified on January 20, 2022, with most job eliminations effective in January 2022.In the first quarter of 2022, we have recognized charges of $6.8 million for severance, benefits and related costs as a result of these actions, of which $4.3 million of these charges are expected to result in cash expenditures. Additionally, we expect to incur real estate exit costs comprising accelerated amortization of certain right of use assets and related leasehold improvements and furniture and fixtures of approximately $2.4 million. We continue to review the potential impact of the realignment, including additional facility lease exits and employee-related costs, and are unable to estimate any additional restructuring costs or charges at this time.

ROOT, INC. AND SUBSIDIARIES
Schedule V: Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019 (in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts(1)	Deductions	Balance at end of period
Year Ended December 31, 2019
Valuation allowance for deferred tax assets	$19.4	$57.4	$—	$—	$76.8
Allowance for premium receivables	$—	$9.0	$—	$(7.0)	$2.0

Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$76.8	$61.5	$(1.0)	$—	$137.3
Allowance for premium receivables	$2.0	$23.6	$—	$(22.1)	$3.5

Year Ended December 31, 2021
Valuation allowance for deferred tax assets	$137.3	$116.7	$1.0	$—	$255.0
Allowance for premium receivables	$3.5	$20.9	$0.8	$(19.8)	$5.4
Allowance for reinsurance recoverables	$—	$—	$0.2	$—	$0.2
______________
(1) We adopted ASU 2016-13 and the related amendments as of January 1, 2021. We recognized a $1.0 million cumulative effect transition adjustment to beginning accumulated loss relating to $0.8 million for current expected credit losses on our premium receivable and $0.2 million for current expected credit losses on our reinsurance recoverable.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as part of the end of the period covered in this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements contained in this Annual Report on Form 10-K, and has issued an attestation report on its effectiveness of our internal controls over financial reporting, which is included below.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal period ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Root, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 23, 2022

Item 9B.  Other Information
On February 17, 2022, the Compensation Committee of the Board of Directors (the “Board”) of Root, Inc. (the “Company”) approved a cash payment arrangement for Daniel Rosenthal, the Chief Revenue and Operating Officer and Chief Financial Officer of the Company, an amendment to Mr. Rosenthal’s employment agreement and an amendment to the employment agreement of Alexander Timm, the Company’s Chief Executive Officer.
The Compensation Committee approved a cash payment to Mr. Rosenthal in the amount of $4,981,250, in light of his promotion to Chief Revenue and Operating Officer, effective September 17, 2021, while simultaneously continuing as the Chief Financial Officer, and his successful closing of the Carvana transaction in October 2021 and the BlackRock term loan in January 2022. Mr. Rosenthal will be required to repay the cash payment should he resign other than for good reason or be terminated for cause, as defined in the applicable agreement, on or prior to December 31, 2022. In addition, as part of a retention program designed to retain the Company’s top talent, including members of senior management, Mr. Rosenthal will be eligible to receive a cash payment of $500,000 if he continues to be employed by the Company as of December 2, 2022. As part of the same program, he was awarded, as of February 23, 2022, an RSU grant valued at $1,420,000, based on a 30-day closing share price average, which will vest in full on June 15, 2023, subject to his Continuous Service, as defined in the Company’s 2020 Equity Incentive Plan. The Compensation Committee believes these retention measures are appropriate considering Mr. Rosenthal’s significant contributions to the Company and its future opportunities. The agreements between the Company and Mr. Rosenthal with respect to these matters are filed as Exhibits 10.30 and 10.3, respectively, to this Annual Report on Form 10-K, and incorporated by reference herein.
The Compensation Committee approved an amendment to Mr. Rosenthal’s employment agreement to incorporate non-competition and non-solicitation terms and an amendment to Mr. Timm’s employment agreement to incorporate non-competition and non-solicitation terms and severance in the event of Mr. Timm’s departure other than for cause. The foregoing summary is qualified in its entirety by references to the full text of the amendments to Messrs. Timm’s and Rosenthal’s employment agreements, filed as Exhibits 10.26 and 10.27, respectively, to this Annual Report on Form 10-K, and incorporated by reference herein.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference in the definitive proxy statement for our Annual Meeting of Stockholders to be held on or about June 7, 2022. This proxy statement is referred to in this report as the “2022 Proxy Statement.”

Item 11.  Executive Compensation
The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules.
(a)Exhibits.

Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39568	3.1	October 30, 2020

3.2	Amended and Restated Bylaws of Root, Inc.	10-Q	001-39658	3.2	August 12, 2021

3.3	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Description of Securities.					X

4.3	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.4	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.5	Form of Common Stock Purchase Warrant (Tranche 2).	8-K	001-39658	4.2	January 27, 2022

10.1*	Term Loan Agreement, dated as of January 26, 2022, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto	8-K	001-39658	10.1	January 27, 2022

10.2#	Executive Employment Agreement by and between Caret Holdings, Inc. and Hemal Shah, dated December 16, 2021					X

10.3#	Form of Executive Retention Award					X

10.4#	Root Inc, Non-Employee Director Compensation Policy adopted February 17, 2022					X

10.5	Amendment to the Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated October 28, 2020					X

10.6#	Root, Inc. Non-Employee Director Compensation Policy adopted February 12, 2021					X

10.7#	Form of Root, Inc. 2020 Equity Incentive Plan RSU Award Grant Notice and Award Agreement	10-Q	001-39658	10.2	May 6, 2021

10.8#	Form of Root, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Option Agreement	10-Q	001-39658	10.1	August 12, 2021

10.9#	Executive Employment Agreement by and between Caret Holdings, Inc. and Anirban Kundu, dated June 21, 2021	10-Q	001-39658	10.2	August 12, 2021

10.10	Investment Agreement, dated as of August 11, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.1	August 12, 2021

10.11#	Advisor Agreement with Daniel Manges, effective July 3, 2021	8-K	001-39658	10.1	July 2, 2021

10.12*	Commercial Agreement, dated as of October 1, 2021	8-K	001-39658	10.1	October 1, 2021

10.13	First Amendment to Investment Agreement, dated as of September 29, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.3	October 1, 2021

10.14	Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated November 25, 2019.	S-1	333-249332	4.2	October 5, 2020

10.15#	Root, Inc. Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.1	October 5, 2020

10.16#	Form of Stock Option Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.2	October 5, 2020

10.17#	Form of Notice of Stock Option Exercise and Stock Option Exercise Agreement under the Amended and Restated 2015 Equity Incentive Plan.	10-K	333-249332	10.7	March 4, 2021

10.18#	Form of RSU Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.4	October 5, 2020

10.19#	Root, Inc. 2020 Equity Incentive Plan.	10-Q	001-39658	10.1	December 2, 2020

10.20#	Root, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-249332	10.14	October 20, 2020

10.21	Office Lease Agreement by and between Root, Inc. and Two25 Commons LLC, dated May 9, 2018, as amended.	S-1	333-249332	10.6	October 5, 2020

10.22	Form of Director and Officer Indemnity Agreement					X

10.23#	Offer Letter by and between Root, Inc. and Alexander Timm, dated January 4, 2021.	10-K	333-249332	10.16	March 4, 2021

10.24#	Amended and Restated Offer Letter by and between Root, Inc. and Daniel Rosenthal, dated February 24, 2021.	10-K	333-249332	10.17	March 4, 2021

10.25#	Offer Letter by and between Root, Inc. and Daniel Manges, dated February 24, 2021.	10-K	333-249332	10.18	March 4, 2021

10.26#	First Amendment to Offer Letter by and between Root, Inc. and Alexander Timm, dated February 22, 2022					X
10.27#	First Amendment to Amended and Restated Offer Letter by and between Root, Inc. and Daniel Rosenthal, dated February 23, 2022					X

10.28	Board Observation Side Letter, dated January 26, 2022, by and between the Company and GCO II Aggregator 2 L.P.	8-K	001-39658	10.2	January 27, 2022

10.29	Registration Rights Agreement, dated January 26, 2022, by and between the Company and the other parties thereto.	8-K	001-39658	10.3	January 27, 2022

10.30	Root, Inc. Executive Compensation Agreement					X

21.1	List of subsidiaries of Root, Inc.					X

23.1	Consent of Deloitte & Touche, LLP.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanex-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________
* Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5) and (b)(10). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2022

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

Signature	Title	Date

/s/ Alexander Timm	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
Alexander Timm

/s/ Daniel Rosenthal	Chief Revenue and Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Daniel Rosenthal

/s/ Megan Binkley	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Megan Binkley

/s/ Doug Ulman	Director	February 23, 2022
Doug Ulman

/s/ Elliot Geidt	Director	February 23, 2022
Elliot Geidt

/s/ Jerri DeVard	Director	February 23, 2022
Jerri DeVard

/s/ Larry Hilsheimer	Director	February 23, 2022
Larry Hilsheimer

/s/ Luis von Ahn	Director	February 23, 2022
Luis von Ahn

/s/ Nancy Kramer	Director	February 23, 2022
Nancy Kramer

/s/ Nick Shalek	Director	February 23, 2022
Nick Shalek

/s/ Scott Maw	Director	February 23, 2022
Scott Maw