Form 10-Q
period 2022-03-31
Root, Inc.
filed 2022-05-04
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 155.0 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 99.5 million.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to retain existing customers, acquire new customers, and expand our customer reach;
•our expectations regarding our future financial performance, including total revenue, gross profit/(loss), net income/(loss), adjusted gross profit/(loss), direct contribution, adjusted EBITDA, gross loss ratio, marketing costs, gross loss adjustment expense, or LAE, ratio, quota share levels and expansion of our renewal premium base;
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
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
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

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	March 31,	December 31,
	2022	2021
	(in millions, except par value )
Assets
Investments:
Fixed maturities available-for sale, at fair value (amortized cost: $132.4 and $129.5 at March 31, 2022 and December 31, 2021, respectively)	$129.1	$129.9
Short-term investments (amortized cost: $0.5 and zero at March 31, 2022 and December 31, 2021, respectively)	0.5	—
Other investments	4.4	4.7
Total investments	134.0	134.6
Cash and cash equivalents	934.7	706.0
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $3.8 and $5.4 at March 31, 2022 and December 31, 2021, respectively	157.1	148.1
Reinsurance recoverable and receivable, net of allowance of $0.1 and $0.2 at March 31, 2022 and December 31, 2021, respectively	159.4	155.0
Prepaid reinsurance premiums	106.7	100.8
Other assets	70.3	73.8
Total assets	$1,563.2	$1,319.3
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$308.4	$320.2
Unearned premiums	192.5	180.1
Long-term debt and warrants	290.8	—
Reinsurance premiums payable	126.5	101.6
Accounts payable and accrued expenses	23.8	29.1
Other liabilities	40.5	39.9
Total liabilities	982.5	670.9
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (liquidation preference of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 154.9 and 142.9 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value, 269.0 shares authorized, 99.5 and 109.9 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,818.5	1,806.1
Accumulated other comprehensive (loss) income	(3.3)	0.4
Accumulated loss	(1,346.5)	(1,270.1)
Total stockholders’ equity	468.7	536.4
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,563.2	$1,319.3

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share data)
Revenues:
Net premiums earned	$78.3	$59.1
Net investment income	0.6	0.9
Net realized gains on investments	1.2	2.4
Fee and other income	5.3	6.2
Total revenues	85.4	68.6
Operating expenses:
Loss and loss adjustment expenses	96.7	59.9
Sales and marketing	14.7	68.4
Other insurance expense	1.0	2.4
Technology and development	13.9	13.8
General and administrative	30.0	18.4
Total operating expenses	156.3	162.9
Operating loss	(70.9)	(94.3)
Interest expense	(5.5)	(5.3)
Loss before income tax expense	(76.4)	(99.6)
Income tax expense	—	—
Net loss	(76.4)	(99.6)
Other comprehensive loss:
Changes in net unrealized losses on investments	(3.7)	(3.5)
Comprehensive loss	$(80.1)	$(103.1)
Loss per common share: basic and diluted (both Class A and B)	$(0.30)	$(0.40)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	251.7	247.1

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
(in millions)

Balance—January 1, 2022	14.1	$112.0	142.9	109.9	$—	—	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
Net loss	—	—	—	—	—	—	—	—	—	(76.4)	(76.4)
Changes in other comprehensive loss	—	—	—	—	—	—	—	—	(3.7)	—	(3.7)
Conversion of Class B to Class A	—	—	10.4	(10.4)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	1.6	—	—	—	—	0.4	—	—	0.4
Reclassification of early-exercised stock options from liabilities	—	—	—	—	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	—	—	6.6	—	—	6.6
Warrant compensation expense	—	—	—	—	—	—	—	5.3	—	—	5.3
Warrants issuance costs	—	—	—	—	—	—	—	(0.6)	—	—	(0.6)
Term Loan C warrants issued	—	—	—	—	—	—	—	0.6	—	—	0.6
Balance—March 31, 2022	14.1	$112.0	154.9	99.5	$—	—	$—	$1,818.5	$(3.3)	$(1,346.5)	$468.7

Balance—January 1, 2021	—	$—	59.4	192.2	$—	4.6	$(0.8)	$1,775.6	$5.6	$(748.0)	$1,032.4
Net loss	—	—	—	—	—	—	—	—	—	(99.6)	(99.6)
Changes in other comprehensive loss	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Conversion of Class B to Class A	—	—	26.1	(26.1)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	1.0	0.3	—	—	—	2.3	—	—	2.3
Reclassification of early-exercised stock options from liabilities	—	—	—	—	—	—	—	0.4	—	—	0.4
Common stock—share-based compensation expense	—	—	—	—	—	—	—	2.3	—	—	2.3
Balance—March 31, 2021	—	$—	86.5	166.4	$—	4.6	$(0.8)	$1,780.6	$2.1	$(847.6)	$934.3

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net loss	$(76.4)	$(99.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6.6	2.3
Warrant compensation expense	5.3	—
Depreciation and amortization	3.6	3.5
Bad debt expense	4.6	4.7
Payment-in-kind interest expense	—	2.4
Net realized gains on investments	(1.2)	(2.4)
Changes in operating assets and liabilities:
Premiums receivable	(13.6)	(35.6)
Reinsurance recoverable and receivable	(4.4)	(5.2)
Prepaid reinsurance premiums	(5.9)	11.5
Other assets	4.9	2.0
Losses and loss adjustment expenses reserves	(11.8)	3.5
Unearned premiums	12.4	42.3
Reinsurance premiums payable	24.9	(23.4)
Accounts payable and accrued expenses	(0.4)	2.5
Other liabilities	0.2	0.6
Net cash used in operating activities	(51.2)	(90.9)
Cash flows from investing activities:
Purchases of investments	(8.5)	—
Proceeds from maturities, call and pay downs of investments	4.3	13.1
Sales of investments	1.9	70.2
Capitalization of internally developed software	(2.7)	(1.6)
Purchases of fixed assets	—	(0.4)
Purchases of indefinite-lived intangible assets and transaction costs	(1.3)	—
Net cash (used in) provided by investing activities	(6.3)	81.3
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	0.2	3.3
Proceeds from issuance of debt and related warrants, net of issuance costs	286.0	—
Repayments of long-term debt	—	(0.2)
Net cash provided by financing activities	286.2	3.1
Net increase (decrease) in cash, cash equivalents and restricted cash	228.7	(6.5)
Cash, cash equivalents and restricted cash at beginning of period	707.0	1,113.8
Cash, cash equivalents and restricted cash at end of period	$935.7	$1,107.3

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
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
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022, or the 2021 10-K.
Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of Root, Inc. and its subsidiaries, all of which are wholly owned. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany accounts and transactions have been eliminated.
Use of Estimates—The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our unaudited condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, allowance for expected credit losses on premium receivables and valuation allowances for income taxes.
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

Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	March 31,	December 31,
	2022	2021
	(dollars in millions)
Cash and cash equivalents	$934.7	$706.0
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$935.7	$707.0

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$23.7	$—	$—	$(0.6)	$23.1
Municipal securities	20.4	—	—	(0.7)	19.7
Corporate debt securities	49.9	—	0.1	(1.3)	48.7
Residential mortgage-backed securities	2.9	—	—	(0.2)	2.7
Commercial mortgage backed securities	32.5	—	—	(0.6)	31.9
Other debt obligations	3.0	—	—	—	3.0
Total fixed maturities	132.4	—	0.1	(3.4)	129.1
Short-term investments	0.5	—	—	—	0.5
Total	$132.9	$—	$0.1	$(3.4)	$129.6

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$23.7	$—	$—	$(0.4)	$23.3
Municipal securities	20.4	—	0.3	(0.1)	20.6
Corporate debt securities	48.2	—	0.7	(0.2)	48.7
Residential mortgage-backed securities	3.5	—	—	—	3.5
Commercial mortgage backed securities	30.2	—	0.2	(0.1)	30.3
Other debt obligations	3.5	—	—	—	3.5
Total	$129.5	$—	$1.2	$(0.8)	$129.9
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of March 31, 2022 and December 31, 2021 related to any of the above securities. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss recognized for the periods ended March 31, 2022 and December 31, 2021.

Other Investments
As of March 31, 2022 and December 31, 2021, other investments related to our private equity investments were $4.4 million and $4.7 million, respectively. We recognized $1.2 million of realized gains in the three months ended March 31, 2022 resulting from the sale of one of our private equity investments within net realized gains on investments in our condensed consolidated statements of operations and comprehensive loss. There were no unrealized gains or impairment losses recognized on private equity investments for the three months ended March 31, 2022 and 2021.
The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$7.5	$(0.1)	$14.3	$(0.5)	$21.8	$(0.6)
Municipal securities	14.9	(0.5)	2.0	(0.2)	16.9	(0.7)
Corporate debt securities	39.8	(1.1)	2.3	(0.2)	42.1	(1.3)
Residential mortgage-backed securities	2.2	(0.1)	0.5	(0.1)	2.7	(0.2)
Commercial mortgage-backed securities	27.7	(0.6)	0.4	—	28.1	(0.6)
Other debt obligations	2.5	—	—	—	2.5	—
Total fixed maturities	94.6	(2.4)	19.5	(1.0)	114.1	(3.4)
Short-term investments	0.5	—	—	—	0.5	—
Total	$95.1	$(2.4)	$19.5	$(1.0)	$114.6	$(3.4)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$7.5	$(0.1)	$14.0	$(0.3)	$21.5	$(0.4)
Municipal securities	8.9	(0.1)	—	—	8.9	(0.1)
Corporate debt securities	12.7	(0.1)	1.6	(0.1)	14.3	(0.2)
Residential mortgage-backed securities	1.9	—	0.5	—	2.4	—
Commercial mortgage-backed securities	8.7	(0.1)	—	—	8.7	(0.1)
Total fixed maturities	$39.7	$(0.4)	$16.1	$(0.4)	$55.8	$(0.8)

The following table reflects the gross and net realized gains and losses on short-term investments, fixed maturities and other investments that have been included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Realized gains on investments	$1.2	$2.5
Realized losses on investments	—	(0.1)
Net realized gains on investments	$1.2	$2.4
The following table sets forth the amortized cost and fair value of short-term investments and fixed maturity securities by contractual maturity at March 31, 2022:

	March 31, 2022
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$33.2	$32.9
Due after one year through five years	78.4	76.1
Due five years through 10 years	7.1	6.8
Due after 10 years	14.2	13.8
Total	$132.9	$129.6
The following table sets forth the components of net investment income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Interest on bonds	$0.6	$0.8
Interest on deposits and cash equivalents	0.2	0.3
Total	0.8	1.1
Investment expense	(0.2)	(0.2)
Net investment income	$0.6	$0.9
The following tables summarize the credit ratings of investments at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$72.6	$70.8	54.6%
AA+, AA, AA-, A-1	15.9	15.5	12.0
A+, A, A-	34.7	33.7	26.0
BBB+, BBB, BBB-	9.7	9.6	7.4
Total	$132.9	$129.6	100.0%

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$70.9	$70.8	54.5%
AA+, AA, AA-, A-1	14.7	14.8	11.4
A+, A, A-	33.4	33.6	25.9
BBB+, BBB, BBB-	10.5	10.7	8.2
Total	$129.5	$129.9	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$22.3	$0.8	$—	$23.1
Municipal securities	—	19.7	—	19.7
Corporate debt securities	—	48.7	—	48.7
Residential mortgage-backed securities	—	2.7	—	2.7
Commercial mortgage-backed securities	—	31.9	—	31.9
Other debt obligations	—	3.0	—	3.0
Total fixed maturities	22.3	106.8	—	129.1
Short-term investments	—	0.5	—	0.5
Cash equivalents	124.1	—	—	124.1
Total assets at fair value	$146.4	$107.3	$—	$253.7

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$22.6	$0.7	$—	$23.3
Municipal securities	—	20.6	—	20.6
Corporate debt securities	—	48.7	—	48.7
Residential mortgage-backed securities	—	3.5	—	3.5
Commercial mortgage-backed securities	—	30.3	—	30.3
Other debt obligations	—	3.5	—	3.5
Total fixed maturities	22.6	107.3	—	129.9
Cash equivalents	127.0	—	—	127.0
Total assets at fair value	$149.6	$107.3	$—	$256.9
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of March 31, 2022 and December 31, 2021, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of March 31, 2022	Estimated Fair Value as of March 31, 2022	Carrying Amount as of December 31, 2021	Estimated Fair Value as of December 31, 2021
	(dollars in millions)
Long-term debt	$290.8	$304.0	$—	$—
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Gross loss and LAE reserves, January 1	$320.2	$237.2
Reinsurance recoverable on unpaid losses	(79.5)	(79.6)
Net loss and LAE reserves, January 1	240.7	157.6
Net incurred loss and LAE related to:
Current year	96.8	69.8
Prior years	(0.1)	(9.9)
Total incurred	96.7	59.9
Net paid loss and LAE related to:
Current year	36.4	25.3
Prior years	57.7	35.3
Total paid	94.1	60.6
Net loss and LAE reserves, March 31	243.3	156.9
Plus reinsurance recoverable on unpaid losses	65.1	83.8
Gross loss and LAE reserves, March 31	$308.4	$240.7
Incurred losses and LAE attributable to prior accident years was a decrease of $0.1 million and $9.9 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the development of incurred losses related to prior periods was primarily related to lower-than-expected loss adjustment expenses on prior accident period claims, offset by higher-than-expected reported losses on material damage claims from inflationary impacts. For the three months ended March 31, 2021, the development of incurred losses related to prior periods was primarily related to lower-than-expected reported losses on bodily injury and uninsured motorist bodily injury claims and greater than expected recoveries from subrogation and salvage from 2020.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Premiums written:
Direct	$173.5	$202.5
Assumed	13.7	—
Ceded	(102.4)	(89.6)
Net premiums written	$84.8	$112.9
Premiums earned:
Direct	$165.5	$160.2
Assumed	9.2	—
Ceded	(96.4)	(101.1)
Net premiums earned	$78.3	$59.1
Losses and LAE incurred:
Direct	$151.7	$129.2
Assumed	11.2	—
Ceded	(66.2)	(69.3)
Net losses and LAE incurred	$96.7	$59.9
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.
7.LONG-TERM DEBT
In January 2022, we entered into a $300.0 million five-year term loan, or Term Loan C, with the principal amount due and payable upon maturity on January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate currently calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9.0%, plus 0.26161% per annum. As part of the loan agreement, we issued warrants to the lender to purchase 5.7 million shares of our Class A common stock at a strike price of $9.00 per share. Such warrants will expire on the later of the repayment in full of the Term Loan C and January 27, 2027. The fair value of these warrants at January 27, 2022 was $0.1132 per warrant for a total fair value of $0.6 million.
The Term Loan C contains debt covenants which, among other things, require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200 million at all times. This threshold may be reduced to $150 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross earned premium of 12%; or ceasing any customer acquisition spend outside of the Carvana agreement and reducing our monthly cash burn to no greater than $12 million.
Under the latter set of circumstances, we must issue additional warrants to purchase shares of our Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of Class A common stock on a fully-diluted basis as of the date the threshold is reduced. The additional warrants, if issued, would have an exercise price equal to the 30-trading day volume weighted average price of the Class A common stock as of the trading day immediately prior to the triggering date. The additional warrants will expire on the later of the repayment in full of the Term Loan C, January 27, 2027 and the date that falls 12 months after the issuance of these warrants. As of March 31, 2022 the fair value of these 1.0% warrants were immaterial to our condensed consolidated financial statements.

The following summarizes the carrying value of long-term debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(dollars in millions)
Term Loan C	$300.0	$—
Accrued interest payable	4.9	—
Unamortized discount and debt issuance costs	(14.1)	—
Total	$290.8	$—
8.INCOME TAXES
The consolidated effective tax rate was zero for the three months ended March 31, 2022 and 2021. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of March 31, 2022 and December 31, 2021, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

9.RESTRUCTURING COSTS
In January 2022, we instituted an organizational realignment, which included an involuntary workforce reduction, due to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities. We recognized charges of $5.6 million for severance, benefits and related costs as a result of these actions, of which $3.3 million resulted in cash expenditures for the three months ended March 31, 2022. Additionally, we ceased using certain floors of our corporate headquarters in Columbus, Ohio. To the extent we have no intent or ability to sublease the space, we accelerated the amortization of the related right-of-use assets, leasehold improvements and furniture and fixtures. For certain other space that we ceased using, we currently have the intent or ability to sublease that space and have not recognized any related charges related to accelerated amortization of the right-of-use asset. If that changes in a future period, we may incur additional restructuring charges. We recognized charges of $1.5 million for these real estate exit costs for the three months ended March 31, 2022. In addition, we recognized charges of $0.7 million related to accelerated expense for software that no longer has future economic benefit. These charges are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
10.SHARE-BASED COMPENSATION
We maintain an equity incentive plan for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of March 31, 2022, we had 43.9 million common shares authorized and available for issuance under the plan.
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants.” However, the exercisability of certain tranches are subject to Carvana’s decision to exercise certain other tranches. If Carvana exercises short-term tranches, then long-term tranche 1 warrants are cancelled and the remaining long-term tranches would be reduced such that Carvana will have the opportunity to purchase a maximum of 129.1 million shares of Class A common stock.

As of March 31, 2022, we determined that all short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized $5.3 million and zero of warrant compensation expense related to these equity-classified warrants based on progress toward completing the integrated automobile insurance solution for Carvana’s car buying platform, or Integrated Platform, for the three months ended March 31, 2022 and 2021, respectively. This expense is included in sales and marketing of our condensed consolidated statements of operations and comprehensive loss. All of these warrants are out-of-the-money and therefore have no intrinsic value as of March 31, 2022.
As of March 31, 2022, there was $30.3 million of unrecognized compensation cost related to warrants. The remaining costs are expected to be recognized over a period of approximately two years.
Employee Share-Based Compensation
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.2	$0.1
Sales and marketing	0.1	—
Other insurance expense	0.2	0.1
Technology and development	0.7	0.3
General and administrative	5.4	1.8
Total share-based compensation expense	$6.6	$2.3
The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$6.1	$0.6
Stock option expense	0.5	1.7
Total share-based compensation expense	$6.6	$2.3
As part of the January 2022 organizational realignment discussed in Note 9 “Restructuring Costs,” we modified certain share-based awards which resulted in $2.1 million of share-based compensation expense recognized in general and administrative expenses during the three months ended March 31, 2022.
As of March 31, 2022, there was $4.1 million and $46.4 million of unrecognized compensation cost related to unvested stock options and RSUs, respectively. The remaining costs are expected to be recognized over a period of approximately four years for unvested stock options and four years for RSUs.

Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2022	8.9	$9.02	$27.4
Granted	2.4	1.68
Vested	(0.9)	10.48	2.0
Forfeited, expired or canceled	(1.8)	8.68
Nonvested at March 31, 2022	8.6	$6.29	$16.8
Stock Options
A summary of option activity for the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2022	6.5	$2.36	6.12	$9.5
Granted	—	—
Exercised	(1.0)	0.35		1.8
Forfeited, expired or canceled	(0.3)	6.04
Outstanding and exercisable at March 31, 2022	5.2	$2.56	5.89	$2.9
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

12.OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Beginning balance	$0.4	$5.6
Other comprehensive loss before reclassifications	(3.7)	(1.1)
Net realized gains on investments reclassified from AOCI to net loss	—	(2.4)
Net current period other comprehensive loss	(3.7)	(3.5)
Ending balance	$(3.3)	$2.1

13.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Net loss	$(76.4)	$(99.6)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	251.7	247.1
Loss per common share: basic and diluted (both Class A and B)	$(0.30)	$(0.40)
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
	(in millions)
Options to purchase common stock	5.2	8.5
Nonvested shares subject to repurchase	2.0	4.6
Restricted stock units	8.6	0.5
Redeemable convertible preferred stock (as converted to common stock)	14.1	—
Warrants to purchase common stock	137.6	—
Total	167.5	13.6

14.GEOGRAPHICAL BREAKDOWN OF GROSS WRITTEN PREMIUM
Gross written premium by state is as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
State	(dollars in millions)
Texas(1)	$37.3	19.9%	$43.0	21.2%
Georgia	18.8	10.0	19.0	9.4
Louisiana	10.7	5.7	10.3	5.1
Colorado	10.7	5.7	8.9	4.4
Pennsylvania	10.0	5.3	10.4	5.1
Utah	9.0	4.8	8.6	4.2
Nevada	8.7	4.6	8.3	4.1
South Carolina	7.1	3.8	6.1	3.0
Oklahoma	6.3	3.4	6.6	3.3
Missouri	6.0	3.2	7.9	3.9
All others states	62.6	33.6	73.4	36.3
Total	$187.2	100.0%	$202.5	100.0%
______________
(1) Includes assumed premiums, which commenced in August 2021. Assumed written premium for the three months ended March 31, 2022 was $13.7 million. Prior to the fronting carrier commencement, we did not assume any premiums.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on February 23, 2022, or the 2021 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the 2021 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Our Business
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate primarily a direct-to-consumer model in which we currently acquire the majority of our customers through mobile applications.
We believe the $273 billion U.S. auto insurance market is ripe for disruption. Auto insurance is required for the vast majority of drivers in the United States and we believe it is typically the first insurance policy purchased by consumers. As a result, our auto-first strategy establishes the foundation for an expansive lifetime relationship with the opportunity to add other personal insurance lines as customer needs evolve. As part of our strategy, we have also established the technological foundation for an enterprise software offering, diversifying our revenue streams over time.
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
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe this allows us to operate with a cost to acquire and cost to serve advantage. We continue to develop machine learning loss models, which allows us to respond more quickly to changes in the market, improve pricing segmentation through enhancements to our UBI model and take appropriate rate actions. We efficiently acquire customers directly through multiple channels, including embedded, digital (performance), channel media, referrals and agency. Our marketing costs have historically been well below industry averages, although in any given period, these costs can vary by channel mix, by state, or due to seasonality or the competitive environment. Today, we acquire the vast majority of our customers through our mobile app and mobile website. We believe that through prudent investment in and diversification of our marketing channels, including a focus on embedded insurance through our exclusive partnership with Carvana, and leveraging proprietary data science and technology to build out independent agent products and relationships, will position us for more sustainable, long-term and profitable growth. Additionally, we are realizing operating efficiencies as we scale against our fixed expense base. Our claims management expenses, as represented by our loss adjustment expenses, or LAE, are in line with peers within only three years of bringing claims management in-house and are expected to improve as we further embed machine learning into our processes.
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
Given the significant impact of reinsurance on our results of operations, we use certain gross basis key performance indicators to manage and measure our business operations and enhance investor understanding of our business model prior to reinsurance. We believe our long-term success will be apparent through the progression of our gross metrics. Results of operations on a gross basis alone are not achievable under our regulatory landscape given our top-line growth and resulting capital requirements, which are relieved, in part, by obtaining reinsurance. The gross basis metrics include gross written premium, gross earned premium, direct contribution, ratio of direct contribution to total revenue, ratio of direct contribution to gross earned premium, gross loss ratio, gross LAE ratio and gross accident period loss ratio. We have added a new key performance indicator to strengthen investor understanding of our business results that exclude certain non-cash, unusual or infrequent transactions. We believe that adjusted earnings before interest, tax, depreciation, amortization, or adjusted EBITDA, will provide investors with useful insight into the underlying performance of our business. For additional information, including definitions of these metrics, see “— Key Performance Indicators”, and for a reconciliation of our non-GAAP measures to the most directly comparable generally accepted accounting principles in the United States, or GAAP, measures, see “— Non-GAAP Financial Measures.”

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
The economic instability caused by the COVID-19 pandemic has led to acute inflationary pressures and supply chain disruptions, which have increased the value of used vehicles and replacement parts. These cost increases have resulted in greater claims severity while being partially offset by higher salvage and subrogation recoveries on damaged vehicles. As a result of certain factors related to the COVID-19 global pandemic, we continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends.
As the COVID-19 pandemic continues, there is ongoing uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. See the section titled “Risk Factors” in the 2021 10-K for more details.
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
Net Investment Income
Net investment income represents interest earned from our fixed maturity and short-term investments and cash and cash equivalents less investment expenses, and unrealized gains from our private equity investments. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates and changes in fair value of our private equity investments. Net investment income will vary with the size of our investment portfolio, market returns and the investment strategy.

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
Operating Expenses
Our operating expenses consist of loss and LAE, sales and marketing, other insurance expense, technology and development, and general and administrative expenses.
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
Sales and Marketing
Sales and marketing expense includes spend related to performance and embedded channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related Personnel Costs, Overhead and warrant compensation expense related to our embedded channel. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred. Warrant compensation expense is recognized on a pro-rata basis considering progress toward completing the Integrated Platform.
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
General and Administrative
General and administrative expenses primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; depreciation expense for computers, furniture and other fixed assets; and restructuring costs associated with the organizational realignment. General and administrative expenses are expensed as incurred.
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

Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See the section titled “— Non-GAAP Financial Measures” for additional information regarding our use of adjusted gross profit/(loss), direct contribution and adjusted EBITDA and their reconciliations to the most directly comparable GAAP measures.

	Three Months Ended March 31,
	2022	2021
	(dollars in millions, except premiums per policy)
Policies in force
Auto	335,273	360,290
Renters	8,351	8,835
Premiums per policy
Auto	$1,040	$958
Renters	$140	$140
Premiums in force
Auto	$697.4	$690.3
Renters	$1.2	$1.2
Gross written premium(1)	$187.2	$202.5
Gross earned premium(1)	$174.7	$160.2
Gross profit/(loss)	$(12.3)	$6.3
Gross margin	(14.4)%	9.2%
Adjusted gross profit/(loss)	$(5.5)	$17.0
Direct contribution	$6.4	$26.6
Net loss	$(76.4)	$(99.6)
Adjusted EBITDA	$(51.2)	$(90.2)
Ratio of adjusted gross profit/(loss) to total revenue	(6.4)%	24.8%
Ratio of adjusted gross profit/(loss) to gross earned premium	(3.1)%	10.6%
Ratio of direct contribution to total revenue	7.5%	38.8%
Ratio of direct contribution to gross earned premium	3.7%	16.6%
Gross loss ratio	84.1%	70.9%
Gross LAE ratio	9.1%	9.8%
Gross accident period loss ratio	81.4%	76.2%
______________
(1) Includes premiums assumed from the fronting carrier that commenced in August 2021. Assumed written premium and assumed earned premium for the three months ended March 31, 2022 was $13.7 million and $9.2 million, respectively. Prior to the fronting carrier commencement, we did not assume any premiums.
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
Gross Written Premium
We define gross written premium as the total amount of gross premium on policies that were bound during the period less the prorated impact of policy cancellations. Gross written premiums include direct premiums and assumed premiums. We began assuming premium during the third quarter of 2021 in connection with our entry into an arrangement with a fronting carrier in Texas. We view gross written premium as an important metric because it is the metric that most closely correlates with our growth in gross earned premium. We use gross written premium, which excludes the impact of premiums ceded to reinsurers, to manage our business because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE) are the key drivers of our future profit opportunities. Additionally, premiums ceded to reinsurers can change significantly based on the type and mix of reinsurance structures we use, and as such we have the optionality to fully retain the premiums from customers acquired in the future.
Gross Earned Premium
We define gross earned premium as the amount of gross premium that was earned during the period. Premiums are earned over the period in which insurance protection is provided, which is typically six months. Gross earned premium includes direct premiums and assumed premiums. We began assuming premium during the third quarter of 2021 in connection with our entry into an arrangement with a fronting carrier in Texas. We view gross earned premium as an important metric as it allows us to evaluate our growth prior to the impacts of reinsurance. It is the primary driver of our consolidated GAAP revenues. As with gross written premium, we use gross earned premium, which excludes the impact of premiums ceded to reinsurers to manage our business, because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE) are the key drivers of our future profit opportunities.
Gross Profit/(Loss)
We define gross profit/(loss) as total revenue minus net loss and LAE and other insurance expense inclusive of depreciation and amortization. We view gross profit/(loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
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
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as adjusted gross profit/(loss) excluding ceded earned premium, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by related sliding scale commission adjustments and amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business, but exclusive of net ceding commission, ceded loss and LAE and other impacts of reinsurance ceded. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
The ratio of direct contribution to total revenue is equal to direct contribution divided by total revenue.
See the section titled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, warrant compensation expense and restructuring charges. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
See the section titled “— Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA.

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

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Numerator: Adjusted gross profit/(loss)	$(5.5)	$17.0
Denominator: total gross earned premium	$174.7	$160.2
Ratio of adjusted gross profit/(loss) to gross earned premium	(3.1)%	10.6%
Ratio of Direct Contribution to Gross Earned Premium
The ratio of direct contribution to gross earned premium measures the relationship between the underlying business volume and gross economic benefit generated by our underwriting operations, on the one hand, and our underlying profitability trends, on the other, without contemplating the impacts of reinsurance. We rely on this measure, which supplements our gross margin as calculated in accordance with GAAP, because it provides management with insight into our underlying profitability trends with respect to our total policy portfolio. We use gross earned premium as the denominator in calculating this ratio because it reflects business volume free of elective capital-light cession or commission structure choices from our reinsurance ceded programs. As discussed above in gross written premium, this key performance indicator has been updated to include assumed earned premiums in the calculation of ratio of direct contribution to gross earned premium during the third quarter of 2021.

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Numerator: direct contribution	$6.4	$26.6
Denominator: total gross earned premium	$174.7	$160.2
Ratio of direct contribution to gross earned premium	3.7%	16.6%
Gross Loss Ratio
We define gross loss ratio, expressed as a percentage, as the ratio of gross losses to gross earned premium. Gross loss ratio excludes LAE. We view gross loss ratio as an important metric because it allows us to evaluate incurred losses and LAE separately prior to the impact of reinsurance. As discussed above in gross written premium, this key performance indicator has been changed to include assumed losses and assumed earned premiums in the calculation of gross loss ratio beginning during the third quarter of 2021.
Gross LAE Ratio
We define gross LAE ratio, expressed as a percentage, as the ratio of gross LAE to gross earned premium. We view gross LAE ratio as an important metric because it allows us to evaluate incurred losses and LAE separately. Currently, we do not cede any of our LAE to our third-party quota share reinsurance treaties; therefore, we actively monitor LAE ratio as it has a direct impact on our results regardless of our reinsurance strategy. As discussed above in gross written premium, this key performance indicator has been changed to include assumed LAE and assumed earned premium in the calculation of gross LAE ratio beginning during the third quarter of 2021.

Gross Accident Period Loss Ratio
Gross accident period loss ratio, expressed as a percentage, represents all losses and claims expected to arise from insured events that occurred during the applicable period regardless of when they are reported and finally settled divided by gross earned premiums for the same period. Changes to our ultimate loss estimates from prior periods are the primary driver of the difference between our gross accident period loss ratio and gross loss ratio. We believe that gross accident period loss ratio is useful in evaluating expected losses prior to the impact of reinsurance. As discussed above in gross written premium, this key performance indicator has been changed to include assumed accident period losses and assumed earned premium in the calculation of gross accident period loss ratio beginning during the third quarter of 2021.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$78.3	$59.1	$19.2	32.5%
Net investment income	0.6	0.9	(0.3)	(33.3)%
Net realized gains on investments	1.2	2.4	(1.2)	(50.0)%
Fee and other income	5.3	6.2	(0.9)	(14.5)%
Total revenues	85.4	68.6	16.8	24.5%
Operating expenses:
Loss and loss adjustment expenses	96.7	59.9	36.8	61.4%
Sales and marketing	14.7	68.4	(53.7)	(78.5)%
Other insurance expense	1.0	2.4	(1.4)	(58.3)%
Technology and development	13.9	13.8	0.1	0.7%
General and administrative	30.0	18.4	11.6	63.0%
Total operating expenses	156.3	162.9	(6.6)	(4.1)%
Operating loss	(70.9)	(94.3)	23.4	N.M.
Interest expense	(5.5)	(5.3)	(0.2)	3.8%
Loss before income tax expense	(76.4)	(99.6)	23.2	N.M.
Income tax expense	—	—	—	—%
Net loss	(76.4)	(99.6)	23.2	N.M.
Other comprehensive loss:
Changes in net unrealized losses on investments	(3.7)	(3.5)	(0.2)	5.7%
Comprehensive loss	$(80.1)	$(103.1)	$23.0	N.M.
______________
N.M. - Percentage change not meaningful

Revenue
Net Premiums Earned
Net premiums earned increased $19.2 million, or 32.5%, to $78.3 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to growth in gross earned premium and lower cession rates on gross earned premiums.
During the three months ended March 31, 2022 and 2021, we ceded approximately 55.2% and 63.1% of our gross earned premiums to third-party reinsurers, respectively. The change in ceding percentage between the periods was primarily driven by retaining a larger share of our renewal book of business.
The following table presents gross written premium, ceded written premium, net written premium, gross earned premium, ceded earned premium and net earned premium for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Gross written premium	$187.2	$202.5	$(15.3)	(7.6)%
Ceded written premium	(102.4)	(89.6)	(12.8)	14.3%
Net written premium	84.8	112.9	(28.1)	(24.9)%

Gross earned premium	174.7	160.2	14.5	9.1%
Ceded earned premium	(96.4)	(101.1)	4.7	(4.6)%
Net earned premium	$78.3	$59.1	$19.2	32.5%
Gross earned premium growth was primarily due to an 8.6% increase in premium per policy for automobile insurance primarily resulting from pricing increases in several states and improved customer retention between the periods. This increase was partially offset by lower gross written premium as a result of reducing marketing expenditures.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $36.8 million, or 61.4%, to $96.7 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to retaining a larger share of business, as the reinsurance ceding percentage was lower for the three months ended March 31, 2022 compared to the same period in 2021. In addition, we experienced higher claim severity due to inflation, greater claims volume and a reduction in favorable prior accident years development for the three months ended March 31, 2022 compared to the prior period. For further information on prior accident years development, see Note 5, “Loss and Loss Adjustment Expense Reserves,” in the Notes to Condensed Consolidated Financial Statements.
Gross accident period loss ratios increased to 81.4% from 76.2% for the three months ended March 31, 2022 and 2021, respectively. The change in the ratios was driven by higher loss costs from increased severity per claim due to inflation, as the industry experienced higher replacement parts cost and growth in used car values. The increase in loss costs was partially offset by growth in average premium per policy and improved tenure mix of our book of business.
We also experienced a 12 percent increase in severity per claim and a slight increase in claim frequency of two percent for the three months ended March 31, 2022 compared to the same period in 2021. The severity and frequency estimates are based on bodily injury, collision and property damage coverages.

Sales and Marketing
Sales and marketing expense decreased $53.7 million, or 78.5%, to $14.7 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to a decline in performance marketing of $45.9 million and branding and advertising of $12.0 million as a result of lower marketing expenditures. This was partially offset by $5.3 million of warrant compensation expense related to Carvana’s progress toward the Integrated Platform.
General and Administrative
General and administrative increased $11.6 million, or 63.0%, to $30.0 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was driven by $7.8 million in restructuring costs related to an organizational realignment in the first quarter of 2022. In addition, we incurred a $2.9 million increase in employee-related costs as a result of an increase in headcount compared to the same period in 2021.
Non-GAAP Financial Measures
The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted gross profit/(loss), direct contribution and adjusted EBITDA should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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

The following table provides a reconciliation of total revenue to adjusted gross profit/(loss) and direct contribution for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Total revenue	$85.4	$68.6
Loss and loss adjustment expenses	(96.7)	(59.9)
Other insurance expense	(1.0)	(2.4)
Gross profit/(loss)	$(12.3)	$6.3
Gross margin	(14.4)%	9.2%
Less:
Net investment income	$(0.6)	$(0.9)
Net realized gains on investments	(1.2)	(2.4)
Adjustments from other insurance expense(1)	8.6	14.0
Adjusted gross profit/(loss)	(5.5)	17.0
Ceded earned premium	96.4	101.1
Ceded loss and LAE	(66.2)	(69.3)
Net ceding commission and other(2)	(18.3)	(22.2)
Direct contribution	6.4	26.6
Gross earned premium	$174.7	$160.2
Ratio of adjusted gross profit/(loss) to total revenue	(6.4)%	24.8%
Ratio of adjusted gross profit/(loss) to gross earned premium	(3.1)%	10.6%
Ratio of direct contribution to total revenue	7.5%	38.8%
Ratio of direct contribution to gross earned premium	3.7%	16.6%
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

Adjusted EBITDA
The following table provides a reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Net loss	$(76.4)	$(99.6)
Adjustments:
Interest expense	5.0	3.6
Income tax expense	—	—
Depreciation and amortization	2.6	3.5
Share-based compensation	4.5	2.3
Warrant compensation expense	5.3	—
Restructuring charges(1)	7.8	—
Adjusted EBITDA	$(51.2)	$(90.2)
______________
(1) Restructuring costs consist of severance, benefits, related costs and real estate exit costs comprising of accelerated amortization of certain right of use assets, leasehold improvements, furniture and fixtures. This includes $2.1M of share-based compensation and $1.0M in depreciation and amortization. For further information on restructuring costs, see Note 9, “Restructuring Cost,” in the Notes to Condensed Consolidated Financial Statements.
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
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware. To date, our insurance subsidiaries have not paid any dividends and, as of March 31, 2022, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
As our insurance subsidiaries’ businesses grow, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of March 31, 2022, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.

Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At March 31, 2022, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 15:1, which we maintained as of March 31, 2022. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan C. The maturity of the term loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the SOFR, with a 1.0% floor, plus 9%, plus 0.26161% per annum. Concurrently with the term loan, we also issued to the lender warrants to purchase 5.7 million shares of Class A common stock. Under certain contingent scenarios, the lender may also receive additional warrants to purchase shares of Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of our Class A common stock on a fully-diluted basis as of the triggering date.
Liquidity
As of March 31, 2022, we had $934.7 million in cash and cash equivalents, of which $735.9 million was held outside of regulated insurance entities. We also had $129.6 million in marketable securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities primarily consist of U.S. Treasury securities and agencies, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.
We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support short-term working capital and capital expenditure requirements for at least the next 12 months and for the foreseeable future thereafter.
Our long-term capital requirements depend on many factors, including our insurance premium growth rate, renewal activity, including the timing and the amount of cash received from customers, the performance of our embedded product, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, and the ongoing uncertainty in the global markets resulting from the global COVID-19 pandemic. In the first quarter 2022, in response to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities we instituted an organizational realignment, including an involuntary workforce reduction affecting approximately 330 employees, which represented approximately 20% of our workforce. In the first quarter of 2022, we recognized charges of $5.6 million for severance, benefits and related costs as a result of these actions, of which $3.3 million resulted in cash expenditures. Additionally, we incurred real estate exit costs related to accelerated amortization of certain right of use assets and related leasehold improvements and furniture and fixtures of $1.5 million. We also recognized $0.7 million related to accelerated expense for software that no had no economic value. For certain other space that we ceased using, we currently have the intent or ability to sublease that space and have not recognized any related charges related to accelerated amortization of the right-of-use asset. If that changes in a future period, we may incur additional restructuring charges. Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
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

Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash used in operating activities	$(51.2)	$(90.9)
Net cash (used in) provided by investing activities	(6.3)	81.3
Net cash provided by financing activities	286.2	3.1
Net cash used in operating activities for the three months ended March 31, 2022 was $51.2 million compared to $90.9 million of net cash used in operating activities for the three months ended March 31, 2021. The decrease in cash used in operating activities was primarily due to timing of payments and cash receipts related to reinsurance activity, a decline in net loss incurred primarily a result of a decrease in marketing expense and timing of premium receipts and claim payments during the three months ended March 31, 2022 compared to the same period in 2021.
Net cash used in investing activities for the three months ended March 31, 2022 was $6.3 million, primarily due to purchases of investments and indefinite-lived intangible assets and capitalization of internally developed software, which was partially offset by sales, maturities, calls and pay downs of investments. Net cash provided by investing activities for the three months ended March 31, 2021 was $81.3 million, primarily due to proceeds from the sale, maturities, calls and pay downs of investments.
Net cash provided by financing activities for the three months ended March 31, 2022 was $286.2 million, primarily due to proceeds from our Term Loan C. Net cash provided by financing activities for the three months ended March 31, 2021 was $3.1 million primarily due to proceeds from employees exercising stock options, net of tax proceeds (withholding), which was offset by a partial repayment of long term debt.
Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual and other obligations from those described in our 2021 10-K other than entering into a $300.0 million five-year Term Loan C. The maturity of this term loan is January 27, 2027. For additional information regarding the term loan refer to Note 7 “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements.
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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in our 2021 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 10-K, other than the potential accounting effects resulting from net operating loss, or NOL, limitations discussed below.
We calculate the tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities in accordance with ASC 740, Income Taxes. The application of ASC 740 requires a company to evaluate the recoverability of deferred tax assets and to establish a valuation allowance if necessary to reduce the carrying value of the deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) the timing of expected reversal; (4) taxable income in prior carry back years as well as projected taxable earnings exclusive of reversing temporary differences and carry forwards; (5) the length of time that carryovers can be used; (6) unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit expiring unused.
As of March 31, 2022, we had federal income tax NOLs of approximately $1,087.6 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code, or the Code, or otherwise. We have recognized a deferred tax asset of $228.4 million related to these NOLs, which is fully offset by a valuation allowance.
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
We performed an estimated ownership change analysis as of March 31, 2022 and concluded there was no ownership change. However, our estimated ownership percentage by certain shareholders over the most recent rolling three-year period changed significantly, although such change did not exceed the 50% threshold. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control, or a change in our methodology for determining such ownership. If we undergo an ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2021 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II.  Other Information
Item 1.  Legal Proceedings
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, except as noted in Note 11, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2021 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item IA, “Risk Factors” in the 2021 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/2022 - 1/31/2022	4,119	$1.46	—
2/1/2022 - 2/28/2022	1,563	$0.68	—
3/1/2022 - 3/31/2022	2,761	$2.20	—
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
Dividend, Repurchase and Working Capital Restrictions
We are a holding company that transacts a majority of its business through operating subsidiaries. Our regulated insurance subsidiaries are subject to restrictions on the dividends they may pay, which could impact our ability to pay dividends to stockholders in the future.
The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory Department of Insurance, or DOI. “Extraordinary dividend” is defined under the Ohio Revised Code and Delaware Insurance Code, or Code, as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (a) 10% of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the 12-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2021, neither Root Insurance Company nor Root Property & Casualty Insurance Company were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.” included in the 2021 10-K.
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The Ohio DOI and the Delaware DOI may in the future adopt statutory provisions more restrictive than those currently in effect.
Further, Term Loan C includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividend or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the applicable loan agreements.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
On May 2, 2022, the Compensation Committee of the Board of Directors (the “Board”) of Root, Inc. (the “Company”) approved certain changes to the compensation arrangements for Alexander Timm, Chief Executive Officer and Co-Founder and Daniel Rosenthal, Chief Revenue and Operating Officer. Representing 60% of Mr. Timm’s target annual long-term incentive opportunity of $7,000,000, Mr. Timm’s opportunity for 2022 will have a value of $4,200,000, with one-half of such value granted in the form of restricted stock units (“RSUs”) under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), vesting over two years, and the remainder granted pursuant to the form of the cash incentive agreement (the “Cash Incentive Agreement”) set forth in Exhibit 10.9 hereto and incorporated herein by reference, vesting April 1, 2023. Representing 60% of Mr. Rosenthal’s target annual long-term incentive opportunity of $4,000,000, Mr. Rosenthal’s target opportunity for 2022 will have a value of $2,400,000, with one-half of such value granted in the form of RSUs under the 2020 Plan, vesting over two years, and the remainder granted pursuant to the form of the Cash Incentive Agreement, vesting April 1, 2023.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Amended and Restated Bylaws of Root, Inc.	10-Q	001-39658	3.2	August 12, 2021

3.3	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

10.1§
Term Loan Agreement, dated as of January 26, 2022, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto
						X

10.2	Registration Rights Agreement, dated January 26, 2022, by and between the Company and the other parties thereto.	8-K	001-39658	10.3	January 27, 2022

10.3	Root Inc, Non-Employee Director Compensation Policy adopted February 17, 2022	10-K	001-39658	10.4	February 23, 2022

10.4	First Amendment to Offer Letter by and between Root, Inc. and Alexander Timm, dated February 22, 2022	10-K	001-39658	10.26	February 23, 2022

10.5	First Amendment to Amended and Restated Offer Letter by and between Root, Inc. and Daniel Rosenthal, dated February 23, 2022	10-K	001-39658	10.27	February 23, 2022

10.6	Root, Inc. Executive Compensation Agreement	10-K	001-39658	10.30	February 23, 2022

10.7	Executive Employment Agreement with Robert Bateman	8-K	001-39658	10.1	March 23, 2022

10.8	Board Observation Side Letter, dated January 26, 2022, by and between the Company and GCO II Aggregator 2 L.P.	8-K	001-39658	10.2	January 27, 2022

10.9	Form of Root, Inc. Cash Incentive Agreement					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

§ The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
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

Root, Inc.

Date: May 4, 2022	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Root, Inc.

Date: May 4, 2022	By:	/s/ Robert Bateman
Robert Bateman
Chief Financial Officer
(Principal Financial Officer)

Root, Inc.

Date: May 4, 2022	By:	/s/ Megan Binkley
Megan Binkley
Chief Accounting Officer
(Principal Accounting Officer)