Form 10-Q
period 2022-06-30
Root, Inc.
filed 2022-08-08
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 161.2 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 93.8 million.

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
•the impact of the COVID-19 pandemic and governmental responses thereto on our business and financial condition;
•the impact of supply chain disruptions, increasing inflation, a recession and/or disruptions to properly functioning financial and capital markets and interest rates on our business and financial condition;
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

•our ability to realize profits, retain customers, contract with additional partners to utilize the product, or achieve other benefits from our embedded insurance offering;
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

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	June 30,	December 31,
	2022	2021
	(in millions, except par value )
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $124.9 and $129.5 at June 30, 2022 and December 31, 2021, respectively)	$120.3	$129.9
Short-term investments (amortized cost: $0.5 and zero at June 30, 2022 and December 31, 2021, respectively)	0.5	—
Other investments	4.4	4.7
Total investments	125.2	134.6
Cash and cash equivalents	885.6	706.0
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $3.8 and $5.4 at June 30, 2022 and December 31, 2021, respectively	132.2	148.1
Reinsurance recoverable and receivable, net of allowance of $0.1 and $0.2 at June 30, 2022 and December 31, 2021, respectively	158.1	155.0
Prepaid reinsurance premiums	91.8	100.8
Other assets	85.9	73.8
Total assets	$1,479.8	$1,319.3
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$312.7	$320.2
Unearned premiums	161.9	180.1
Long-term debt and warrants	292.3	—
Reinsurance premiums payable	124.0	101.6
Accounts payable and accrued expenses	37.7	29.1
Other liabilities	51.2	39.9
Total liabilities	979.8	670.9
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at June 30, 2022 and December 31, 2021 (liquidation preference of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 161.0 and 142.9 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value, 269.0 shares authorized, 93.8 and 109.9 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,829.0	1,806.1
Accumulated other comprehensive (loss) income	(4.6)	0.4
Accumulated loss	(1,436.4)	(1,270.1)
Total stockholders’ equity	388.0	536.4
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,479.8	$1,319.3

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Revenues:
Net premiums earned	$74.7	$81.2	$153.0	$140.3
Net investment income	0.7	0.7	1.3	1.6
Net realized (losses) gains on investments	(0.1)	—	1.1	2.4
Fee and other income	5.1	7.9	10.4	14.1
Total revenues	80.4	89.8	165.8	158.4
Operating expenses:
Loss and loss adjustment expenses	95.7	110.2	192.4	170.1
Sales and marketing	25.4	111.7	40.1	180.1
Other insurance (benefit) expense	(7.8)	(1.5)	(6.8)	0.9
Technology and development	17.9	17.5	31.8	31.3
General and administrative	29.9	24.0	59.9	42.4
Total operating expenses	161.1	261.9	317.4	424.8
Operating loss	(80.7)	(172.1)	(151.6)	(266.4)
Interest expense	(9.2)	(6.5)	(14.7)	(11.8)
Loss before income tax expense	(89.9)	(178.6)	(166.3)	(278.2)
Income tax expense	—	—	—	—
Net loss	(89.9)	(178.6)	(166.3)	(278.2)
Other comprehensive loss:
Changes in net unrealized losses on investments	(1.3)	—	(5.0)	(3.5)
Comprehensive loss	$(91.2)	$(178.6)	$(171.3)	$(281.7)
Loss per common share: basic and diluted (both Class A and B)	$(0.36)	$(0.72)	$(0.66)	$(1.12)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	253.0	248.9	252.3	248.0

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—March 31, 2022	14.1	$112.0	154.9	99.5	$—	—	$—	$1,818.5	$(3.3)	$(1,346.5)	$468.7
Net loss	—	—	—	—	—	—	—	—	—	(89.9)	(89.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1.3)	—	(1.3)
Conversion of Class B to Class A	—	—	5.7	(5.7)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.4	—	—	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	—	—	7.4	—	—	7.4
Warrant compensation expense	—	—	—	—	—	—	—	3.5	—	—	3.5
Warrants issuance costs	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—June 30, 2022	14.1	$112.0	161.0	93.8	$—	—	$—	$1,829.0	$(4.6)	$(1,436.4)	$388.0

Balance—January 1, 2022	14.1	$112.0	142.9	109.9	$—	—	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
Net loss	—	—	—	—	—	—	—	—	—	(166.3)	(166.3)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5.0)	—	(5.0)
Conversion of Class B to Class A	—	—	16.1	(16.1)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	2.0	—	—	—	—	0.4	—	—	0.4
Reclassification of early-exercised stock options from liabilities	—	—	—	—	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	—	—	14.0	—	—	14.0
Warrant compensation expense	—	—	—	—	—	—	—	8.8	—	—	8.8
Warrants issuance costs	—	—	—	—	—	—	—	(1.0)	—	—	(1.0)
Term Loan C warrants issued	—	—	—	—	—	—	—	0.6	—	—	0.6
Balance—June 30, 2022	14.1	$112.0	161.0	93.8	$—	—	$—	$1,829.0	$(4.6)	$(1,436.4)	$388.0

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED (CONTINUED)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—March 31, 2021	—	$—	86.5	166.4	$—	4.6	$(0.8)	$1,780.6	$2.1	$(847.6)	$934.3
Net loss	—	—	—	—	—	—	—	—	—	(178.6)	(178.6)
Conversion of Class B to Class A	—	—	26.8	(26.8)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	1.0	0.1	—	—	—	1.1	—	—	1.1
Reclassification of early-exercised stock options from liabilities	—	—	(0.3)		—	—	—	0.3	—	—	0.3
Common stock—share-based compensation expense	—	—	—	—	—	—	—	4.9	—	—	4.9
Balance—June 30, 2021	—	$—	114.0	139.7	$—	4.6	$(0.8)	$1,786.9	$2.1	$(1,026.2)	$762.0

Balance—January 1, 2021	—	$—	59.4	192.2	$—	4.6	$(0.8)	$1,775.6	$5.6	$(748.0)	$1,032.4
Net loss	—	—	—	—	—	—	—	—	—	(278.2)	(278.2)
Other comprehensive loss	—	—	—	—	—	—	—	—	(3.5)	—	(3.5)
Conversion of Class B to Class A	—	—	52.9	(52.9)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	2.0	0.4	—	—	—	3.4	—	—	3.4
Reclassification of early-exercised stock options from liabilities	—	—	(0.3)	—	—	—	—	0.7	—	—	0.7
Common stock—share-based compensation expense	—	—	—	—	—	—	—	7.2	—	—	7.2
Balance—June 30, 2021	—	$—	114.0	139.7	$—	4.6	$(0.8)	$1,786.9	$2.1	$(1,026.2)	$762.0

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net loss	$(166.3)	$(278.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	14.0	7.2
Warrant compensation expense	8.8	—
Depreciation and amortization	6.6	7.2
Bad debt expense	8.9	9.4
Payment-in-kind interest expense	—	5.8
Net realized gains on investments	(1.1)	(2.4)
Changes in operating assets and liabilities:
Premiums receivable	7.0	(39.5)
Reinsurance recoverable and receivable	(3.1)	(17.2)
Prepaid reinsurance premiums	9.0	1.3
Other assets	(10.5)	3.3
Losses and loss adjustment expenses reserves	(7.5)	35.3
Unearned premiums	(18.2)	38.7
Reinsurance premiums payable	22.4	(20.5)
Accounts payable and accrued expenses	14.3	23.0
Other liabilities	10.8	0.1
Net cash used in operating activities	(104.9)	(226.5)
Cash flows from investing activities:
Purchases of investments	(9.0)	(6.8)
Proceeds from maturities, call and pay downs of investments	11.6	23.9
Sales of investments	2.2	70.2
Capitalization of internally developed software	(5.3)	(3.2)
Purchases of fixed assets	—	(1.5)
Purchases of indefinite-lived intangible assets and transaction costs	(1.3)	—
Net cash (used in) provided by investing activities	(1.8)	82.6
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	0.3	4.7
Proceeds from issuance of debt and related warrants, net of issuance costs	286.0	—
Repayments of long-term debt	—	(0.5)
Net cash provided by financing activities	286.3	4.2
Net increase (decrease) in cash, cash equivalents and restricted cash	179.6	(139.7)
Cash, cash equivalents and restricted cash at beginning of period	707.0	1,113.8
Cash, cash equivalents and restricted cash at end of period	$886.6	$974.1

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company, an Ohio-domiciled insurance company; Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company; and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us” or “our.” We were formed in 2015 and began writing personal auto insurance in July 2016.
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
Use of Estimates—The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our unaudited condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, or LAE, allowance for expected credit losses on premium receivables and valuation allowances for income taxes.
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

Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	June 30,	December 31,
	2022	2021
	(dollars in millions)
Cash and cash equivalents	$885.6	$706.0
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$886.6	$707.0

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$23.3	$—	$—	$(0.8)	$22.5
Municipal securities	20.0	—	—	(0.9)	19.1
Corporate debt securities	48.5	—	—	(1.9)	46.6
Residential mortgage-backed securities	2.7	—	—	(0.2)	2.5
Commercial mortgage backed securities	27.9	—	—	(0.8)	27.1
Other debt obligations	2.5	—	—	—	2.5
Total fixed maturities	124.9	—	—	(4.6)	120.3
Short-term investments	0.5	—	—	—	0.5
Total	$125.4	$—	$—	$(4.6)	$120.8

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$23.7	$—	$—	$(0.4)	$23.3
Municipal securities	20.4	—	0.3	(0.1)	20.6
Corporate debt securities	48.2	—	0.7	(0.2)	48.7
Residential mortgage-backed securities	3.5	—	—	—	3.5
Commercial mortgage backed securities	30.2	—	0.2	(0.1)	30.3
Other debt obligations	3.5	—	—	—	3.5
Total	$129.5	$—	$1.2	$(0.8)	$129.9
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of June 30, 2022 and December 31, 2021 related to any of the above securities. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of June 30, 2022 and December 31, 2021.

Other Investments
As of June 30, 2022 and December 31, 2021, other investments related to our private equity investments were $4.4 million and $4.7 million, respectively. We recognized zero and $1.2 million of realized gains for the three and six months ended June 30, 2022, respectively. We recorded the sale of one of our private equity investments within net realized (losses) gains on investments in our condensed consolidated statements of operations and comprehensive loss. There were no unrealized gains or impairment losses recognized on private equity investments for the three and six months ended June 30, 2022 and 2021.
The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$6.6	$(0.2)	$15.0	$(0.6)	$21.6	$(0.8)
Municipal securities	15.8	(0.7)	2.2	(0.2)	18.0	(0.9)
Corporate debt securities	44.3	(1.7)	1.6	(0.2)	45.9	(1.9)
Residential mortgage-backed securities	2.0	(0.2)	0.5	—	2.5	(0.2)
Commercial mortgage-backed securities	26.2	(0.8)	0.5	—	26.7	(0.8)
Other debt obligations	2.4	—	—	—	2.4	—
Total fixed maturities	97.3	(3.6)	19.8	(1.0)	117.1	(4.6)
Short-term investments	0.5	—	—	—	0.5	—
Total	$97.8	$(3.6)	$19.8	$(1.0)	$117.6	$(4.6)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$7.5	$(0.1)	$14.0	$(0.3)	$21.5	$(0.4)
Municipal securities	8.9	(0.1)	—	—	8.9	(0.1)
Corporate debt securities	12.7	(0.1)	1.6	(0.1)	14.3	(0.2)
Residential mortgage-backed securities	1.9	—	0.5	—	2.4	—
Commercial mortgage-backed securities	8.7	(0.1)	—	—	8.7	(0.1)
Total fixed maturities	$39.7	$(0.4)	$16.1	$(0.4)	$55.8	$(0.8)

The following table reflects the gross and net realized gains and losses on short-term investments, fixed maturities and other investments that have been included in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Realized gains on investments	$—	$—	$1.2	$2.5
Realized losses on investments	(0.1)	—	(0.1)	(0.1)
Net realized gains on investments	$(0.1)	$—	$1.1	$2.4
The following table sets forth the amortized cost and fair value of short-term investments and fixed maturity securities by contractual maturity at June 30, 2022:

	June 30, 2022
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$34.7	$34.3
Due after one year through five years	72.6	69.5
Due five years through 10 years	5.9	5.5
Due after 10 years	12.2	11.5
Total	$125.4	$120.8
The following table sets forth the components of net investment income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Interest on bonds	$0.5	$0.6	$1.1	$1.3
Interest on deposits and cash equivalents	0.4	0.3	0.6	0.6
Total	0.9	0.9	1.7	1.9
Investment expense	(0.2)	(0.2)	(0.4)	(0.3)
Net investment income	$0.7	$0.7	$1.3	$1.6
The following tables summarize the credit ratings of investments at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$67.0	$64.6	53.5%
AA+, AA, AA-, A-1	15.4	14.9	12.3
A+, A, A-	33.8	32.4	26.8
BBB+, BBB, BBB-	9.2	8.9	7.4
Total	$125.4	$120.8	100.0%

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$70.9	$70.8	54.5%
AA+, AA, AA-, A-1	14.7	14.8	11.4
A+, A, A-	33.4	33.6	25.9
BBB+, BBB, BBB-	10.5	10.7	8.2
Total	$129.5	$129.9	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$21.8	$0.7	$—	$22.5
Municipal securities	—	19.1	—	19.1
Corporate debt securities	—	46.6	—	46.6
Residential mortgage-backed securities	—	2.5	—	2.5
Commercial mortgage-backed securities	—	27.1	—	27.1
Other debt obligations	—	2.5	—	2.5
Total fixed maturities	21.8	98.5	—	120.3
Short-term investments	—	0.5	—	0.5
Cash equivalents	126.8	—	—	126.8
Total assets at fair value	$148.6	$99.0	$—	$247.6

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$22.6	$0.7	$—	$23.3
Municipal securities	—	20.6	—	20.6
Corporate debt securities	—	48.7	—	48.7
Residential mortgage-backed securities	—	3.5	—	3.5
Commercial mortgage-backed securities	—	30.3	—	30.3
Other debt obligations	—	3.5	—	3.5
Total fixed maturities	22.6	107.3	—	129.9
Cash equivalents	127.0	—	—	127.0
Total assets at fair value	$149.6	$107.3	$—	$256.9
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of June 30, 2022 and December 31, 2021, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of June 30, 2022	Estimated Fair Value as of June 30, 2022	Carrying Amount as of December 31, 2021	Estimated Fair Value as of December 31, 2021
	(dollars in millions)
Long-term debt	$292.3	$304.7	$—	$—
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Six Months Ended June 30,
	2022	2021
	(dollars in millions)
Gross loss and LAE reserves, January 1	$320.2	$237.2
Reinsurance recoverable on unpaid losses	(79.5)	(79.6)
Net loss and LAE reserves, January 1	240.7	157.6
Net incurred loss and LAE related to:
Current year	191.9	178.7
Prior years	0.5	(8.6)
Total incurred	192.4	170.1
Net paid loss and LAE related to:
Current year	89.8	81.3
Prior years	96.0	55.7
Total paid	185.8	137.0
Net loss and LAE reserves, June 30	247.3	190.7
Plus reinsurance recoverable on unpaid losses	65.4	81.8
Gross loss and LAE reserves, June 30	$312.7	$272.5
Incurred losses and LAE attributable to prior accident years was an increase of $0.5 million and a decrease of $8.6 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, the development of incurred losses related to prior periods was primarily related to higher-than-expected reported losses on property damage, collision and comprehensive claims due to inflation. This was partially offset by lower-than-expected LAE on prior accident period claims. For the six months ended June 30, 2021, the development of incurred losses related to prior periods was primarily related to lower-than-expected reported losses on bodily injury and uninsured motorist bodily injury claims and greater than expected recoveries from subrogation and salvage.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Premiums written:
Direct	$130.8	$177.1	$304.3	$379.6
Assumed	9.3	—	23.0	—
Ceded	(81.1)	(109.7)	(183.5)	(199.3)
Net premiums written	$59.0	$67.4	$143.8	$180.3
Premiums earned:
Direct	$159.3	$180.7	$324.8	$340.9
Assumed	11.5	—	20.7	—
Ceded	(96.1)	(99.5)	(192.5)	(200.6)
Net premiums earned	$74.7	$81.2	$153.0	$140.3
Losses and LAE incurred:
Direct	$152.2	$181.7	$303.9	$310.9
Assumed	13.2	—	24.4	—
Ceded	(69.7)	(71.5)	(135.9)	(140.8)
Net losses and LAE incurred	$95.7	$110.2	$192.4	$170.1
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.
7.LONG-TERM DEBT
In January 2022, we entered into a $300.0 million five-year term loan, or Term Loan C, with the principal amount due and payable upon maturity on January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate currently calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9.0%, plus 0.26161% per annum. As part of the loan agreement, we issued warrants to the lender to purchase 5.7 million shares of our Class A common stock at a strike price of $9.00 per share. Such warrants will expire on the later of the repayment in full of the Term Loan C or January 27, 2027. The fair value of these warrants at January 27, 2022 was $0.1132 per warrant for a total fair value of $0.6 million.
The Term Loan C contains debt covenants which, among other things, require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200 million at all times. This threshold may be reduced to $150 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross earned premium of 12%; or ceasing any customer acquisition spend outside of the Carvana commercial agreement and reducing our monthly cash burn to no greater than $12 million.
Under the latter set of circumstances, we must issue additional warrants to purchase shares of our Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of Class A common stock on a fully-diluted basis as of the date the threshold is reduced. The additional warrants, if issued, would have an exercise price equal to the 30-trading day volume weighted average price of the Class A common stock as of the trading day immediately prior to the triggering date. The additional warrants will expire on the later of the repayment in full of the Term Loan C, January 27, 2027 or the date that falls 12 months after the issuance of these warrants. As of June 30, 2022, the fair value of these 1.0% warrants were immaterial to our condensed consolidated financial statements.

The following summarizes the carrying value of long-term debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(dollars in millions)
Term Loan C	$300.0	$—
Accrued interest payable	5.6	—
Unamortized discount, debt issuance costs and warrants	(13.3)	—
Total	$292.3	$—
8.INCOME TAXES
The consolidated effective tax rate was zero for the three and six months ended June 30, 2022 and 2021. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of June 30, 2022 and December 31, 2021, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.
We performed an estimated ownership change analysis as of June 30, 2022 and determined that we have experienced an ownership change under Section 382 of the Internal Revenue Code. Accordingly, use of a portion of our net operating losses and tax credit carryforwards are subject to an annual limitation under Section 382. We do not expect to lose any deferred tax assets related to our net operating losses as a result of these limitations.

9.RESTRUCTURING COSTS
In January 2022, we instituted an organizational realignment, which included an involuntary workforce reduction, due to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities. We recognized charges of zero and $5.6 million for severance, benefits and related costs as a result of these actions for the three and six months ended June 30, 2022, respectively. The charges resulted in $0.1 million and $3.4 million of cash expenditures for the three and six months ended June 30, 2022, respectively. Additionally, we ceased using certain floors of our corporate headquarters in Columbus, Ohio. To the extent we had no intent or ability to sublease the space, we accelerated the amortization of the related right-of-use assets, leasehold improvements and furniture and fixtures. For subleased space, we recognize sublease income as an offset to amortization of the right-of-use asset. We recognized charges of $0.6 million and $2.1 million for these real estate exit costs for the three and six months ended June 30, 2022, respectively. In addition, we recognized charges of zero and $0.7 million related to accelerated expense for software that no longer has future economic benefit for the three and six months ended June 30, 2022, respectively. We recognized $0.6 million and $8.4 million in total restructuring costs related to the organizational realignment for the three and six months ended June 30, 2022, respectively. These restructuring costs are included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
10.SHARE-BASED COMPENSATION
We maintain an equity incentive plan for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of June 30, 2022, we had 28.6 million common shares authorized and available for issuance under the plan.
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

As of June 30, 2022, we determined that all short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized $3.5 million and $8.8 million of warrant compensation expense related to these equity-classified warrants based on progress toward completing the integrated automobile insurance solution for Carvana’s car buying platform, or Integrated Platform, for the three and six months ended June 30, 2022, respectively. This expense is included in sales and marketing of our condensed consolidated statements of operations and comprehensive loss. All of these warrants are out-of-the-money and therefore have no intrinsic value as of June 30, 2022.
As of June 30, 2022, there was $26.8 million of unrecognized compensation cost related to warrants. The remaining costs are expected to be recognized over a period of approximately two years.
Employee Share-Based Compensation
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.2	$0.5	$0.4	$0.6
Sales and marketing	0.3	0.2	0.4	0.2
Other insurance (benefit) expense	0.3	0.4	0.5	0.5
Technology and development	1.3	1.5	2.0	1.8
General and administrative	5.3	2.3	10.7	4.1
Total share-based compensation expense	$7.4	$4.9	$14.0	$7.2
The following table provides total share-based compensation expense by type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$7.0	$4.2	$13.1	$4.8
Stock option expense	0.4	0.7	0.9	2.4
Total share-based compensation expense	$7.4	$4.9	$14.0	$7.2
As part of the January 2022 organizational realignment discussed in Note 9, “Restructuring Costs,” we modified certain share-based awards which resulted in zero and $2.1 million of share-based compensation expense recognized in general and administrative expenses during the three and six months ended June 30, 2022, respectively.
As of June 30, 2022, there was $3.2 million and $65.2 million of unrecognized compensation cost related to unvested stock options and RSUs, respectively. The remaining costs are expected to be recognized over a period of approximately four years for unvested stock options and four years for RSUs.

Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2022 is as follows:

	Six Months Ended June 30, 2022
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2022	8.9	$9.02	$27.4
Granted	20.2	1.90
Vested	(1.4)	10.24	2.7
Forfeited, expired or canceled	(3.5)	7.07
Nonvested at June 30, 2022	24.2	$3.09	$28.8
Stock Options
A summary of option activity for the six months ended June 30, 2022 is as follows:

	Six Months Ended June 30, 2022
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2022	6.5	$2.36	6.12	$9.5
Granted	—	1.19
Exercised	(1.0)	0.37		1.9
Forfeited, expired or canceled	(1.1)	4.27
Outstanding and exercisable at June 30, 2022	4.4	$2.39	6.12	$1.5
11.COMMITMENTS AND CONTINGENCIES
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”), in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The defendants have moved to dismiss the claims set forth in the complaint. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.

On June 27, 2022, a verified shareholder derivative complaint was filed against certain of the Company’s current and former officers and directors in the U.S. District Court for the District of Delaware (Case No. 1:22-cv-00865). The Company was named as a nominal defendant. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties, were unjustly enriched, wasted corporate assets, and are liable under Section 11(f) of the Securities Act, in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is currently stayed pending resolution of the motion to dismiss filed by the defendants in the above matter and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.
12.OTHER COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Beginning balance	$(3.3)	$2.1	$0.4	$5.6
Other comprehensive loss before reclassifications	(1.4)	—	(5.1)	(1.1)
Net realized losses (gains) on investments reclassified from AOCI to net loss	0.1	—	0.1	(2.4)
Net current period other comprehensive loss	(1.3)	—	(5.0)	(3.5)
Ending balance	$(4.6)	$2.1	$(4.6)	$2.1

13.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net loss	$(89.9)	$(178.6)	$(166.3)	$(278.2)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	253.0	248.9	252.3	248.0
Loss per common share: basic and diluted (both Class A and B)	$(0.36)	$(0.72)	$(0.66)	$(1.12)

We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
	(in millions)
Options to purchase common stock	4.4	7.4
Nonvested shares subject to repurchase	1.9	3.9
Restricted stock units	24.2	6.0
Redeemable convertible preferred stock (as converted to common stock)	14.1	—
Warrants to purchase common stock	137.7	—
Total	182.3	17.3
On August 1, 2022, a subcommittee of our Board of Directors approved a reverse stock split of our Class A common stock and Class B common stock at a ratio of 1-for-18. The reverse stock split will be effected through an amendment to our Amended and Restated Certificate of Incorporation, which is expected to be filed and take effect, or the Effective Time, after market close August 12, 2022.
At the Effective Time, every 18 issued and outstanding shares of our Class A common stock and Class B common stock will be converted into one share of our Class A common stock and Class B common stock, respectively. Once effective, the reverse stock split will reduce the number of shares of Class A common stock issued and outstanding from approximately 161.2 million to approximately 9.0 million, and will reduce the number of shares of Class B common stock issued and outstanding from approximately 93.8 million to approximately 5.2 million.
As a result of the reverse stock split, all historical per share data, number of shares outstanding and other common stock equivalents presented in future financial statements will be retroactively adjusted.
The following table displays the computation of pro forma reverse stock split effected basic and diluted loss per share for both Class A and Class B common stock for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net loss	$(89.9)	$(178.6)	$(166.3)	$(278.2)
Weighted-average common shares outstanding: basic and diluted (both Class A and B) - pro forma	14.1	13.8	14.0	13.8
Loss per common share: basic and diluted (both Class A and B) - pro forma	$(6.38)	$(12.94)	$(11.88)	$(20.16)

14.GEOGRAPHICAL BREAKDOWN OF GROSS WRITTEN PREMIUM
Gross written premium by state is as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
State	(dollars in millions)
Texas(1)	$26.0	18.6%	$37.4	21.1%	$63.3	19.3%	$80.4	21.2%
Georgia	15.0	10.7	20.7	11.7	33.8	10.3	39.7	10.5
Colorado	9.8	7.0	7.5	4.2	20.5	6.3	16.4	4.3
Louisiana	8.2	5.9	10.3	5.8	18.9	5.8	20.6	5.4
Pennsylvania	7.7	5.5	9.3	5.3	17.7	5.4	19.7	5.2
Utah	7.1	5.1	7.9	4.5	16.1	4.9	16.5	4.3
Nevada	7.0	5.0	8.2	4.6	15.7	4.8	16.5	4.3
South Carolina	4.8	3.4	6.5	3.7	11.9	3.6	12.6	3.3
Oklahoma	4.6	3.3	4.8	2.7	10.9	3.3	11.5	3.0
Missouri	3.9	2.8	5.5	3.1	9.9	3.0	13.4	3.5
All others states	46.0	32.7	59.0	33.3	108.6	33.3	132.3	35.0
Total	$140.1	100.0%	$177.1	100.0%	$327.3	100.0%	$379.6	100.0%
______________
(1) Includes assumed premiums, which commenced in August 2021. Assumed written premium for the three and six months ended June 30, 2022 was $9.3 million and $23.0 million, respectively. Prior to the fronting carrier commencement, we did not assume any premiums.

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
•Reduced marketing as a percentage of premium. Certain recurring customer premiums have no associated customer acquisition costs and minimal underwriting costs, driving profitability. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals without associated marketing costs.
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
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe this allows us to operate with a cost to acquire and cost to serve advantage. We continue to develop machine learning loss models, which allows us to respond more quickly to changes in the market, improve pricing segmentation through enhancements to our usage-based insurance model and take appropriate rate actions. We efficiently acquire customers directly through multiple channels, including embedded, digital (performance), channel media, referrals and agency. Our marketing costs have historically been well below industry averages, although in any given period, these costs can vary by channel mix, by state, or due to seasonality or the competitive environment. Today, we acquire the vast majority of our customers through our mobile app and mobile website. We believe that through prudent investment in and diversification of our marketing channels, including a focus on embedded insurance through our exclusive partnership with Carvana Group, LLC, or Carvana, and leveraging proprietary data science and technology to build out products and relationships that will position us for more sustainable, long-term and profitable growth. Additionally, we are realizing operating efficiencies as we scale against our fixed expense base. Our claims management expenses, as represented by our loss adjustment expenses, or LAE, are in line with peers within only three years of bringing claims management in-house and are expected to improve as we further embed machine learning into our processes.
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
As a full-stack insurance company, we currently employ a “capital-light” model, which utilizes a variety of reinsurance structures at elevated levels of reinsurance. These reinsurance structures deliver three core objectives: (1) top-line growth without a commensurate increase in regulatory capital requirements, (2) support of customer acquisition costs and (3) protection from outsized losses or tail events. We expect to maintain an elevated level of third-party quota share reinsurance in order to operate a capital light business model. As our business scales, we expect to have the flexibility to reduce our quota share levels to maximize the return to shareholders.
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
Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of auto insurance policies within the United States and, to a lesser extent, from the sale of renters insurance policies. We also generate revenue through fee income from our customers paying on installment and from net investment income earned on our investment portfolio. We distribute website and app policy inquiry leads in geographies where we do not have a presence to third parties in exchange for fee revenue. We also generate income or loss from the sale of investments within net realized (losses) gains on investments. We also have agency operations that generate commission revenue by selling homeowners insurance policies on behalf of third-party insurance companies.
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

Net Realized (Losses) Gains on Investments
Net realized (losses) gains on investments represents the difference between the amount received by us on the sale of an investment as compared to the investment’s amortized cost basis.
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
Operating Expenses
Our operating expenses consist of loss and LAE, sales and marketing, other insurance (benefit) expense, technology and development, and general and administrative expenses.
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
Sales and Marketing
Sales and marketing expense includes spending related to performance and embedded channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related Personnel Costs, Overhead and warrant compensation expense related to our embedded channel. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred. Warrant compensation expense is recognized on a pro-rata basis considering progress toward completing the Integrated Platform under the Carvana commercial agreement.
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
We expect general and administrative expenses to continue to increase as a percentage of total revenue in the near term, and then decrease over time.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions, except premiums per policy)
Policies in force
Auto	297,716	373,721	297,716	373,721
Renters	7,778	9,103	7,778	9,103
Premiums per policy
Auto	$1,077	$971	$1,077	$971
Renters	$140	$141	$140	$141
Premiums in force
Auto	$641.3	$725.8	$641.3	$725.8
Renters	$1.1	$1.3	$1.1	$1.3
Gross written premium(1)	$140.1	$177.1	$327.3	$379.6
Gross earned premium(1)	$170.8	$180.7	$345.5	$340.9
Gross profit/(loss)	$(7.5)	$(18.9)	$(19.8)	$(12.6)
Gross margin	(9.3)%	(21.0)%	(11.9)%	(8.0)%
Net loss	$(89.9)	$(178.6)	$(166.3)	$(278.2)
Adjusted gross profit/(loss)	$0.4	$(3.8)	$(5.1)	$13.2
Direct contribution	$(0.2)	$(3.8)	$6.2	$22.8
Adjusted EBITDA	$(67.2)	$(165.2)	$(118.4)	$(255.4)
Ratio of adjusted gross profit/(loss) to total revenue	0.5%	(4.2)%	(3.1)%	8.3%
Ratio of adjusted gross profit/(loss) to gross earned premium	0.2%	(2.1)%	(1.5)%	3.9%
Ratio of direct contribution to total revenue	(0.2)%	(4.2)%	3.7%	14.4%
Ratio of direct contribution to gross earned premium	(0.1)%	(2.1)%	1.8%	6.7%
Gross loss ratio	87.0%	89.9%	85.6%	81.0%
Gross LAE ratio	9.9%	10.6%	9.5%	10.2%
Gross accident period loss ratio	85.2%	89.9%	83.1%	83.4%
______________
(1) Includes premiums assumed from the fronting carrier that commenced in August 2021. Assumed written premium for the three and six months ended June 30, 2022 was $9.3 million and $23.0 million, respectively. Assumed earned premium for the three and six months ended June 30, 2022 was $11.5 million and $20.7 million, respectively. Prior to the fronting carrier commencement, we did not assume any premiums.

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
Premiums per Policy
We define premiums per policy as the ratio of gross written premium on policies in force at the end of the period divided by policies in force. We view premiums per policy as an important metric since the higher the premiums per policy the greater the amount of earned premium we expect from each policy.
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

Gross Profit/(Loss)
We define gross profit/(loss) as total revenue minus net loss and LAE and other insurance (benefit) expense inclusive of depreciation and amortization. We view gross profit/(loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Numerator: Adjusted gross profit/(loss)	$0.4	$(3.8)	$(5.1)	$13.2
Denominator: total gross earned premium	$170.8	$180.7	$345.5	$340.9
Ratio of adjusted gross profit/(loss) to gross earned premium	0.2%	(2.1)%	(1.5)%	3.9%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Numerator: direct contribution	$(0.2)	$(3.8)	$6.2	$22.8
Denominator: total gross earned premium	$170.8	$180.7	$345.5	$340.9
Ratio of direct contribution to gross earned premium	(0.1)%	(2.1)%	1.8%	6.7%
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$74.7	$81.2	$(6.5)	(8.0)%
Net investment income	0.7	0.7	—	—%
Net realized losses on investments	(0.1)	—	(0.1)	(100.0)%
Fee and other income	5.1	7.9	(2.8)	(35.4)%
Total revenues	80.4	89.8	(9.4)	(10.5)%
Operating expenses:
Loss and loss adjustment expenses	95.7	110.2	(14.5)	(13.2)%
Sales and marketing	25.4	111.7	(86.3)	(77.3)%
Other insurance benefit	(7.8)	(1.5)	(6.3)	420.0%
Technology and development	17.9	17.5	0.4	2.3%
General and administrative	29.9	24.0	5.9	24.6%
Total operating expenses	161.1	261.9	(100.8)	(38.5)%
Operating loss	(80.7)	(172.1)	91.4	N.M.
Interest expense	(9.2)	(6.5)	(2.7)	41.5%
Loss before income tax expense	(89.9)	(178.6)	88.7	N.M.
Income tax expense	—	—	—	—%
Net loss	(89.9)	(178.6)	88.7	N.M.
Other comprehensive loss:
Changes in net unrealized losses on investments	(1.3)	—	(1.3)	(100.0)%
Comprehensive loss	$(91.2)	$(178.6)	$87.4	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned decreased $6.5 million, or 8.0%, to $74.7 million for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to lower policies in force as a result of reduced marketing expenditures, partially offset by an increase in premium per policy resulting from rate actions.
During the three months ended June 30, 2022 and 2021, we ceded approximately 56.3% and 55.1% of our gross earned premiums to third-party reinsurers, respectively. The change in ceding percentage between the periods was primarily driven by a higher proportion of our gross earned premiums being subject to reinsurance treaties, partially offset by the decrease in gross earned premiums.

The following table presents gross written premium, ceded written premium, net written premium, gross earned premium, ceded earned premium and net earned premium for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Gross written premium	$140.1	$177.1	$(37.0)	(20.9)%
Ceded written premium	(81.1)	(109.7)	28.6	(26.1)%
Net written premium	59.0	67.4	(8.4)	(12.5)%

Gross earned premium	170.8	180.7	(9.9)	(5.5)%
Ceded earned premium	(96.1)	(99.5)	3.4	(3.4)%
Net earned premium	$74.7	$81.2	$(6.5)	(8.0)%
The decrease in gross earned premium was primarily due to lower gross written premium as a result of reducing marketing expenditures. This decrease was partially offset by a 10.9% increase in premium per policy for automobile insurance primarily attributable to rate actions.
Operating Expenses

Loss and Loss Adjustment Expenses
Loss and LAE decreased $14.5 million, or 13.2%, to $95.7 million for the three months ended June 30, 2022 compared to the same period ended in 2021. The decrease was primarily driven by lower net earned premiums and growth in average premium per policy primarily attributable to rate actions and improved tenure mix as our book of business matures.
Gross accident period loss ratios decreased to 85.2% from 89.9% for the three months ended June 30, 2022 and 2021, respectively. The improvement in the ratios was driven by higher average premium per policy and improved tenure mix as our book of business matures. This was partially offset by higher loss severity per claim due to inflation, as the industry experienced higher replacement parts cost and growth in used car values. We experienced an 8% increase in severity per claim for the three months ended June 30, 2022 compared to the same period in 2021. The claim severity estimates are based on bodily injury, collision and property damage coverages.
Sales and Marketing
Sales and marketing expense decreased $86.3 million, or 77.3%, to $25.4 million for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decline in performance marketing of $82.5 million and branding and advertising of $14.0 million as a result of lower marketing expenditures. This was partially offset by an increase of $6.5 million in content development and partnership marketing expense as we focus on diversifying our marketing channels compared to the prior year period and by $3.5 million of warrant compensation expense related to progress toward completing the Integrated Platform pursuant to the Carvana commercial agreement.
Other Insurance Benefit
Other insurance benefit increased $6.3 million, or 420.0%, to $7.8 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily driven by lower underwriting costs, premium taxes, and policy processing expenses of $7.6 million as well as lower premium write offs of $0.5 million. This is partially offset by a $2.2 million decrease in ceding commission contra-expense net of sliding scale commission expense due to the decrease in gross written premiums.

General and Administrative
General and administrative increased $5.9 million, or 24.6%, to $29.9 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was driven by an increase of $3.0 million in share based compensation expenses relating to our equity incentive plan and a $2.2 million increase in employee-related costs compared to the same period in 2021. In addition, we incurred $0.6 million in restructuring costs related to an organizational realignment. This was partially offset by a decrease in professional services of $1.4 million driven by a decrease in consulting services.
Comparison of the Six Months Ended June 30, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$153.0	$140.3	$12.7	9.1%
Net investment income	1.3	1.6	(0.3)	(18.8)%
Net realized gains on investments	1.1	2.4	(1.3)	(54.2)%
Fee and other income	10.4	14.1	(3.7)	(26.2)%
Total revenues	165.8	158.4	7.4	4.7%
Operating expenses:
Loss and loss adjustment expenses	192.4	170.1	22.3	13.1%
Sales and marketing	40.1	180.1	(140.0)	(77.7)%
Other insurance (benefit) expense	(6.8)	0.9	(7.7)	(855.6)%
Technology and development	31.8	31.3	0.5	1.6%
General and administrative	59.9	42.4	17.5	41.3%
Total operating expenses	317.4	424.8	(107.4)	(25.3)%
Operating loss	(151.6)	(266.4)	114.8	N.M.
Interest expense	(14.7)	(11.8)	(2.9)	24.6%
Loss before income tax expense	(166.3)	(278.2)	111.9	N.M.
Income tax expense	—	—	—	—%
Net loss	(166.3)	(278.2)	111.9	N.M.
Other comprehensive loss:
Changes in net unrealized losses on investments	(5.0)	(3.5)	(1.5)	42.9%
Comprehensive loss	$(171.3)	$(281.7)	$110.4	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned increased $12.7 million, or 9.1%, to $153.0 million, for the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to growth in gross earned premium and lower cession rates on gross earned premiums.

During the six months ended June 30, 2022 and 2021, we ceded approximately 55.7% and 58.8% of our gross earned premiums to third-party reinsurers, respectively. The change in ceding percentage between periods was primarily driven by retaining a larger share of our renewal book of business.
The following table presents gross written premium, ceded written premium, net written premium, gross earned premium, ceded earned premium and net earned premium for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Gross written premium	$327.3	$379.6	$(52.3)	(13.8)%
Ceded written premium	(183.5)	(199.3)	15.8	(7.9)%
Net written premium	143.8	180.3	(36.5)	(20.2)%

Gross earned premium	345.5	340.9	4.6	1.3%
Ceded earned premium	(192.5)	(200.6)	8.1	(4.0)%
Net earned premium	$153.0	$140.3	$12.7	9.1%
Gross earned premium growth was primarily due to a 10.9% increase in premium per policy for automobile insurance primarily resulting from rate actions and improved customer retention between the periods. This increase was partially offset by lower gross written premium as a result of reducing marketing expenditures.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $22.3 million, or 13.1%, to $192.4 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to growth in net earned premiums for the six months ended June 30, 2022 compared to the same period in 2021. In addition, the six months ended June 30, 2021 includes $8.6 million in favorable prior accident years development, while the same period in 2022 was impacted slightly by unfavorable prior accident years development. For further information on prior accident years development, see Note 5, “Loss and Loss Adjustment Expense Reserves,” in the Notes to Condensed Consolidated Financial Statements.
Gross accident period loss ratios decreased to 83.1% from 83.4% for the six months ended June 30, 2022 and 2021, respectively. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions and improved tenure mix as our book of business matures. This was offset by higher loss costs from increased severity per claim due to inflation, as the industry experienced higher replacement parts cost and growth in used car values. We experienced a 10% increase in severity per claim and 2% increase in claim frequency for the six months ended June 30, 2022 compared to the same period in 2021. The claim severity and frequency estimates are based on bodily injury, collision and property damage coverages.
Sales and Marketing
Sales and marketing expense decreased $140.0 million, or 77.7%, to $40.1 million for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decline in performance marketing of $128.4 million and branding and advertising of $26.0 million as a result of lower marketing expenditures. This was partially offset by $8.8 million of warrant compensation expense related to progress toward completing the Integrated Platform pursuant to the Carvana commercial agreement and an increase of $6.4 million in content development and partnership marketing expense as we focus on diversifying our marketing channels compared to the prior year period.

Other Insurance (Benefit) Expense
Other insurance (benefit) expense decreased $7.7 million, or 855.6%, to a benefit of $6.8 million for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by lower underwriting costs and premium taxes of $12.5 million. This is partially offset by a $5.5 million decrease in ceding commission contra-expense net of sliding scale commission expense due to the decrease in gross written premiums.
General and Administrative
General and administrative increased $17.5 million, or 41.3%, to $59.9 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was driven by $8.4 million restructuring costs related to an organizational realignment. In addition, an increase of $5.0 million in employee-related costs and an increase of $4.5 million in share-based compensation expenses relating to our equity incentive plan compared to the same period in 2021. This was partially offset by a decrease in professional services of $1.9 million driven by a decrease in consulting services.
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

The following table provides a reconciliation of total revenue to adjusted gross profit/(loss) and direct contribution for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Total revenue	$80.4	$89.8	$165.8	$158.4
Loss and loss adjustment expenses	(95.7)	(110.2)	(192.4)	(170.1)
Other insurance benefit (expense)	7.8	1.5	6.8	(0.9)
Gross profit/(loss)	$(7.5)	$(18.9)	$(19.8)	$(12.6)
Gross margin	(9.3)%	(21.0)%	(11.9)%	(8.0)%
Less:
Net investment income	$(0.7)	$(0.7)	$(1.3)	$(1.6)
Net realized losses (gains) on investments	0.1	—	(1.1)	(2.4)
Adjustments from other insurance expense(1)	8.5	15.8	17.1	29.8
Adjusted gross profit/(loss)	0.4	(3.8)	(5.1)	13.2
Ceded earned premium	96.1	99.5	192.5	200.6
Ceded loss and LAE	(69.7)	(71.5)	(135.9)	(140.8)
Net ceding commission and other(2)	(27.0)	(28.0)	(45.3)	(50.2)
Direct contribution	(0.2)	(3.8)	6.2	22.8
Gross earned premium	$170.8	$180.7	$345.5	$340.9
Ratio of adjusted gross profit/(loss) to total revenue	0.5%	(4.2)%	(3.1)%	8.3%
Ratio of adjusted gross profit/(loss) to gross earned premium	0.2%	(2.1)%	(1.5)%	3.9%
Ratio of direct contribution to total revenue	(0.2)%	(4.2)%	3.7%	14.4%
Ratio of direct contribution to gross earned premium	(0.1)%	(2.1)%	1.8%	6.7%
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

Adjusted EBITDA
The following table provides a reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Net loss	$(89.9)	$(178.6)	$(166.3)	$(278.2)
Adjustments:
Interest expense	8.5	4.8	13.5	8.4
Income tax expense	—	—	—	—
Depreciation and amortization	2.7	3.7	5.3	7.2
Share-based compensation	7.4	4.9	11.9	7.2
Warrant compensation expense	3.5	—	8.8	—
Restructuring costs(1)	0.6	—	8.4	—
Adjusted EBITDA	$(67.2)	$(165.2)	$(118.4)	$(255.4)
______________
(1) Restructuring costs consist of severance, benefits, related costs and real estate exit costs comprising of accelerated amortization of certain right-of-use assets, leasehold improvements, furniture and fixtures. This includes zero and $2.1 million of share-based compensation for the three and six months ended June 30, 2022, respectively. This also includes $0.3 million and $1.3 million in depreciation and amortization for the three and six months ended June 30, 2022, respectively. For further information on restructuring costs, see Note 9, “Restructuring Cost,” in the Notes to Condensed Consolidated Financial Statements.
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
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware. To date, our insurance subsidiaries have not paid any dividends and, as of June 30, 2022, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ businesses grow, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of June 30, 2022, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.

Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At June 30, 2022, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 15:1, which we maintained as of June 30, 2022. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan C. The maturity of the term loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, with a 1.0% floor, plus 9%, plus 0.26161% per annum. Concurrently with the term loan, we also issued to the lender warrants to purchase 5.7 million shares of Class A common stock. Under certain contingent scenarios, the lender may also receive additional warrants to purchase shares of Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of our Class A common stock on a fully-diluted basis as of the triggering date.
Liquidity
As of June 30, 2022, we had $885.6 million in cash and cash equivalents, of which $695.7 million was held outside of regulated insurance entities. We also had $120.8 million in marketable securities.
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
Our long-term capital requirements depend on many factors, including our insurance premium growth rate, renewal activity, the timing and the amount of cash received from customers, the performance of our embedded product, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, and the ongoing uncertainty in the global markets resulting from the global COVID-19 pandemic. In the first quarter of 2022, in response to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities we instituted an organizational realignment, including an involuntary workforce reduction affecting approximately 330 employees, which represented approximately 20% of our workforce. Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due. For additional information regarding the organizational realignment refer to Note 9. “Restructuring Costs”, in the Notes to Condensed Consolidated Financial Statements.
Currently, our debt covenants require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200 million at all times. This threshold may be reduced to $150 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross earned premium of 12%; or ceasing any customer acquisition spend outside of the Carvana commercial agreement and reducing our monthly cash burn to no greater than $12 million.

Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash used in operating activities	$(104.9)	$(226.5)
Net cash (used in) provided by investing activities	(1.8)	82.6
Net cash provided by financing activities	286.3	4.2
Net cash used in operating activities for the six months ended June 30, 2022 was $104.9 million compared to $226.5 million of net cash used in operating activities for the six months ended June 30, 2021. The decrease in cash used in operating activities was primarily due to a decline in net loss incurred primarily as a result of a decrease in marketing expense, timing of payments and cash receipts related to reinsurance activity, and timing of premium receipts and claim payments during the six months ended June 30, 2022 compared to the same period in 2021.
Net cash used in investing activities for the six months ended June 30, 2022 was $1.8 million, primarily due to purchases of investments and indefinite-lived intangible assets and capitalization of internally developed software, which was partially offset by sales, maturities, calls and pay downs of investments. Net cash provided by investing activities for the six months ended June 30, 2021 was $82.6 million, primarily due to proceeds from sales, maturities, calls and pay downs of investments.
Net cash provided by financing activities for the six months ended June 30, 2022 was $286.3 million, primarily due to proceeds from our Term Loan C. Net cash provided by financing activities for the six months ended June 30, 2021 was $4.2 million primarily due to proceeds from employees exercising stock options, net of tax proceeds (withholding), which was partially offset by a partial repayment of long-term debt.
Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual and other obligations from those described in our 2021 10-K other than entering into a $300.0 million five-year Term Loan C. The maturity of this term loan is January 27, 2027. For additional information regarding the term loan refer to Note 7, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements.
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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in our 2021 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 10-K, other than the potential accounting effects resulting from net operating loss, or NOL, limitations discussed below.
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
We may be unable to fully use our NOLs, if at all. Under Section 382 of the Internal Revenue Code, or the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. The limitation may be such that it prevents the company from fully utilizing its NOLs existing at the time of the ownership change prior to their expiration, which could also result in a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.
We performed an estimated ownership change analysis as of June 30, 2022 and concluded that we have experienced an ownership change. Our estimated ownership percentage by certain shareholders over the most recent rolling three-year period changed significantly and exceeded the 50% threshold. In connection with this ownership change, we do not expect the limitation under Section 382 of the Code will result in any material reduction in our ability to use pre-ownership change NOLs in the future nor require a reduction in the associated deferred tax asset or valuation allowance. We may still experience additional ownership changes in the future as a result of subsequent shifts in ownership, which could result in additional limitations on our NOL usage.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2021 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.  Risk Factors
Except as discussed below, there have been no material changes in our risk factors from those disclosed in the 2021 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item IA, “Risk Factors” in the 2021 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.
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
We may be unable to fully use our NOLs, if at all. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo a future ownership change, we may be prevented from fully utilizing our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize NOL carryforwards in taxable years beginning after December 31, 2020, to 80% of taxable income. In addition, federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but carryback of NOLs are generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before January 1, 2021 and after December 31, 2017. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. The new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of NOLs carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/2022 - 4/30/2022	—	$—	—
5/1/2022 - 5/31/2022	200	$2.40	—
6/1/2022 - 6/30/2022	667	$7.25	—
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
The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory Department of Insurance, or DOI. “Extraordinary dividend” is defined under the Ohio Revised Code and Delaware Insurance Code, or Code, as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (a) 10% of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the 12-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2021, neither Root Insurance Company nor Root Property & Casualty Insurance Company were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business,” included in the 2021 10-K.
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

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Amended and Restated Bylaws of Root, Inc.	10-Q	001-39658	3.2	August 12, 2021

3.3	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

10.1#	Executive Employment Agreement with Robert Bateman	8-K	001-39658	10.1	March 23, 2022

10.2#	Executive Employment Agreement with Matt Bonakdarpour					X

10.3§	First Amendment to Carvana Commercial Agreement, dated as of May 13, 2022					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

§ Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5) and (b)(10). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
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

Root, Inc.

Date: August 8, 2022	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Root, Inc.

Date: August 8, 2022	By:	/s/ Robert Bateman
Robert Bateman
Chief Financial Officer
(Principal Financial Officer)

Root, Inc.

Date: August 8, 2022	By:	/s/ Megan Binkley
Megan Binkley
Chief Accounting Officer
(Principal Accounting Officer)