Form 10-Q
period 2022-09-30
Root, Inc.
filed 2022-11-09
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 9.1 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 5.0 million.

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
•our ability to reduce operating losses and extend our capital runway;
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
•our ability to raise additional capital efficiently or at all;
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
•our ability to attract, motivate and retain key personnel, or hire personnel, and to offer competitive compensation and benefits;
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

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	September 30,	December 31,
	2022	2021
	(in millions, except par value )
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $126.6 and $129.5 at September 30, 2022 and December 31, 2021, respectively)	$119.7	$129.9
Short-term investments (amortized cost: $0.4 and zero at September 30, 2022 and December 31, 2021, respectively)	0.4	—
Other investments	4.4	4.7
Total investments	124.5	134.6
Cash and cash equivalents	819.7	706.0
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $3.3 and $5.4 at September 30, 2022 and December 31, 2021, respectively	129.9	148.1
Reinsurance recoverable and receivable, net of allowance of $0.1 and $0.2 at September 30, 2022 and December 31, 2021, respectively	136.0	155.0
Prepaid reinsurance premiums	86.2	100.8
Other assets	86.9	73.8
Total assets	$1,384.2	$1,319.3
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$294.2	$320.2
Unearned premiums	157.3	180.1
Long-term debt and warrants	293.9	—
Reinsurance premiums payable	110.4	101.6
Accounts payable and accrued expenses	40.1	29.1
Other liabilities	45.4	39.9
Total liabilities	941.3	670.9
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at September 30, 2022 and December 31, 2021 (liquidation preference of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 9.1 and 7.9 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively(1)	—	—
Class B common stock, $0.0001 par value, 269.0 shares authorized, 5.0 and 6.1 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively(1)	—	—
Additional paid-in capital	1,838.2	1,806.1
Accumulated other comprehensive (loss) income	(6.9)	0.4
Accumulated loss	(1,500.4)	(1,270.1)
Total stockholders’ equity	330.9	536.4
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,384.2	$1,319.3
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Revenues:
Net premiums earned	$68.6	$85.1	$221.6	$225.4
Net investment income	0.9	1.0	2.2	2.6
Net realized gains on investments	—	—	1.1	2.4
Fee and other income	4.2	7.7	14.6	21.8
Total revenues	73.7	93.8	239.5	252.2
Operating expenses:
Loss and loss adjustment expenses	80.9	114.4	273.3	284.5
Sales and marketing	5.7	65.4	45.8	245.5
Other insurance expense (benefit)	1.1	(4.5)	(5.7)	(3.6)
Technology and development	14.3	18.0	46.1	49.3
General and administrative	26.4	27.4	86.3	69.8
Total operating expenses	128.4	220.7	445.8	645.5
Operating loss	(54.7)	(126.9)	(206.3)	(393.3)
Interest expense	(9.3)	(6.1)	(24.0)	(17.9)
Loss before income tax expense	(64.0)	(133.0)	(230.3)	(411.2)
Income tax expense	—	—	—	—
Net loss	(64.0)	(133.0)	(230.3)	(411.2)
Other comprehensive loss:
Changes in net unrealized losses on investments	(2.3)	(0.5)	(7.3)	(4.0)
Comprehensive loss	$(66.3)	$(133.5)	$(237.6)	$(415.2)
Loss per common share: basic and diluted (both Class A and B)(1)	$(4.54)	$(9.57)	$(16.45)	$(29.80)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)(1)	14.1	13.9	14.0	13.8
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock(1)			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—June 30, 2022	14.1	$112.0	8.9	5.2	$—	—	$—	$1,829.0	$(4.6)	$(1,436.4)	$388.0
Net loss	—	—	—	—	—	—	—	—	—	(64.0)	(64.0)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2.3)	—	(2.3)
Conversion of Class B to Class A	—	—	0.2	(0.2)	—	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	—	—	7.8	—	—	7.8
Warrant compensation expense	—	—	—	—	—	—	—	1.5	—	—	1.5
Warrants issuance costs	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance—September 30, 2022	14.1	$112.0	9.1	5.0	$—	—	$—	$1,838.2	$(6.9)	$(1,500.4)	$330.9

Balance—January 1, 2022	14.1	$112.0	7.9	6.1	$—	—	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
Net loss	—	—	—	—	—	—	—	—	—	(230.3)	(230.3)
Other comprehensive loss	—	—	—	—	—	—	—	—	(7.3)	—	(7.3)
Conversion of Class B to Class A	—	—	1.1	(1.1)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	—	—	0.4	—	—	0.4
Reclassification of early-exercised stock options from liabilities	—	—	—	—	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	—	—	21.8	—	—	21.8
Warrant compensation expense	—	—	—	—	—	—	—	10.3	—	—	10.3
Warrants issuance costs	—	—	—	—	—	—	—	(1.1)	—	—	(1.1)
Term Loan warrants issued	—	—	—	—	—	—	—	0.6	—	—	0.6
Balance—September 30, 2022	14.1	$112.0	9.1	5.0	$—	—	$—	$1,838.2	$(6.9)	$(1,500.4)	$330.9
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED (CONTINUED)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock(1)			Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—June 30, 2021	—	$—	6.3	7.7	$—	0.3	$(0.8)	$1,786.9	$2.1	$(1,026.2)	$762.0
Net loss	—	—	—	—	—	—	—	—	—	(133.0)	(133.0)
Other comprehensive loss	—	—	—	—	—	—	—	—	(0.5)	—	(0.5)
Conversion of Class B to Class A	—	—	0.7	(0.7)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	—	—	—	—	—	0.9	—	—	0.9
Reclassification of early-exercised stock options from liabilities	—	—	—	—	—	—	—	(0.9)	—	—	(0.9)
Common stock—share-based compensation expense	—	—	—	—	—	—	—	7.5	—	—	7.5
Balance—September 30, 2021	—	$—	7.0	7.0	$—	0.3	$(0.8)	$1,794.4	$1.6	$(1,159.2)	$636.0

Balance—January 1, 2021	—	$—	3.3	10.7	$—	0.3	$(0.8)	$1,775.6	$5.6	$(748.0)	$1,032.4
Net loss	—	—	—	—	—	—	—	—	—	(411.2)	(411.2)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4.0)	—	(4.0)
Conversion of Class B to Class A	—	—	3.7	(3.7)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	—	—	—	—	—	4.3	—	—	4.3
Reclassification of early-exercised stock options from liabilities	—	—	—	—	—	—	—	(0.2)	—	—	(0.2)
Common stock—share-based compensation expense	—	—	—	—	—	—	—	14.7	—	—	14.7
Balance—September 30, 2021	—	$—	7.0	7.0	$—	0.3	$(0.8)	$1,794.4	$1.6	$(1,159.2)	$636.0
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net loss	$(230.3)	$(411.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	21.8	14.7
Warrant compensation expense	10.3	—
Depreciation and amortization	9.5	11.0
Bad debt expense	13.7	14.7
Payment-in-kind interest expense	—	9.3
Net realized gains on investments	(1.1)	(2.4)
Gain on lease modification	(0.2)	—
Change in fair value of equity securities	—	(0.4)
Changes in operating assets and liabilities:
Premiums receivable	4.5	(60.4)
Reinsurance recoverable and receivable	19.0	(51.6)
Prepaid reinsurance premiums	14.6	(1.9)
Other assets	(11.1)	(1.6)
Losses and loss adjustment expenses reserves	(26.0)	63.5
Unearned premiums	(22.8)	53.8
Reinsurance premiums payable	8.8	(0.1)
Accounts payable and accrued expenses	17.5	(7.1)
Other liabilities	7.9	5.4
Net cash used in operating activities	(163.9)	(364.3)
Cash flows from investing activities:
Purchases of investments	(30.8)	(10.4)
Proceeds from maturities, call and pay downs of investments	26.7	30.6
Sales of investments	7.1	70.2
Capitalization of internally developed software	(7.4)	(4.8)
Purchases of fixed assets	—	(2.3)
Purchases of indefinite-lived intangible assets and transaction costs	(1.3)	—
Net cash (used in) provided by investing activities	(5.7)	83.3
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	0.3	3.0
Proceeds from issuance of debt and related warrants	286.0	—
Payment of preferred stock and related warrants issuance costs	(3.0)	—
Repayments of long-term debt	—	(0.7)
Net cash provided by financing activities	283.3	2.3
Net increase (decrease) in cash, cash equivalents and restricted cash	113.7	(278.7)
Cash, cash equivalents and restricted cash at beginning of period	707.0	1,113.8
Cash, cash equivalents and restricted cash at end of period	$820.7	$835.1

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
Reverse Stock Split— In August 2022, a subcommittee of our Board of Directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18. On August 12, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to effect a 1-for-18 reverse stock split of our Class A and Class B common stock. As a result of the reverse stock split, every 18 shares of our issued or outstanding pre-reverse split common stock of each class were combined into one share of common stock of such class. No fractional shares were issued upon the reverse stock split. On August 15, 2022, our Class A common stock began trading on a split-adjusted basis on the Nasdaq Stock Market.
In connection with the reverse stock split, there was no change to the shares authorized or in the par value per share of $0.0001. In addition, there was no change to the number of shares issued or outstanding for our Series A Preferred Stock. The conversion price for our Series A Preferred Stock was adjusted to $162.00 and the exercise price and number of warrant shares for each of our outstanding warrants were also proportionately adjusted. Accordingly, all historical per share data, number of shares outstanding and other common stock equivalents for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.

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
Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	September 30,	December 31,
	2022	2021
	(dollars in millions)
Cash and cash equivalents	$819.7	$706.0
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$820.7	$707.0

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$12.6	$—	$—	$(0.9)	$11.7
Municipal securities	20.3	—	—	(1.3)	19.0
Corporate debt securities	55.4	—	—	(3.1)	52.3
Residential mortgage-backed securities	4.4	—	—	(0.3)	4.1
Commercial mortgage backed securities	26.1	—	—	(1.2)	24.9
Other debt obligations	7.8	—	—	(0.1)	7.7
Total fixed maturities	126.6	—	—	(6.9)	119.7
Short-term investments	0.4	—	—	—	0.4
Total	$127.0	$—	$—	$(6.9)	$120.1

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$23.7	$—	$—	$(0.4)	$23.3
Municipal securities	20.4	—	0.3	(0.1)	20.6
Corporate debt securities	48.2	—	0.7	(0.2)	48.7
Residential mortgage-backed securities	3.5	—	—	—	3.5
Commercial mortgage backed securities	30.2	—	0.2	(0.1)	30.3
Other debt obligations	3.5	—	—	—	3.5
Total	$129.5	$—	$1.2	$(0.8)	$129.9
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of September 30, 2022 and December 31, 2021. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of September 30, 2022 and December 31, 2021.

Other Investments
As of September 30, 2022 and December 31, 2021, other investments related to our private equity investments were $4.4 million and $4.7 million, respectively. We recognized zero and $1.2 million of realized gains for the three and nine months ended September 30, 2022, respectively. We recorded the sale of one of our private equity investments within net realized gains on investments in our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022. There were no impairment losses recognized on private equity investments for the three and nine months ended September 30, 2022 and 2021.
The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$4.2	$(0.1)	$6.5	$(0.8)	$10.7	$(0.9)
Municipal securities	14.7	(0.8)	4.3	(0.5)	19.0	(1.3)
Corporate debt securities	47.6	(2.6)	4.7	(0.5)	52.3	(3.1)
Residential mortgage-backed securities	1.4	(0.1)	1.7	(0.2)	3.1	(0.3)
Commercial mortgage-backed securities	22.3	(0.9)	2.6	(0.3)	24.9	(1.2)
Other debt obligations	6.3	(0.1)	—	—	6.3	(0.1)
Total fixed maturities	96.5	(4.6)	19.8	(2.3)	116.3	(6.9)
Short-term investments	0.4	—	—	—	0.4	—
Total	$96.9	$(4.6)	$19.8	$(2.3)	$116.7	$(6.9)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$7.5	$(0.1)	$14.0	$(0.3)	$21.5	$(0.4)
Municipal securities	8.9	(0.1)	—	—	8.9	(0.1)
Corporate debt securities	12.7	(0.1)	1.6	(0.1)	14.3	(0.2)
Residential mortgage-backed securities	1.9	—	0.5	—	2.4	—
Commercial mortgage-backed securities	8.7	(0.1)	—	—	8.7	(0.1)
Total fixed maturities	$39.7	$(0.4)	$16.1	$(0.4)	$55.8	$(0.8)

The following table reflects the gross and net realized gains and losses on short-term investments, available-for-sale fixed maturities and other investments that have been included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Realized gains on investments	$—	$—	$1.2	$2.5
Realized losses on investments	—	—	(0.1)	(0.1)
Net realized gains on investments	$—	$—	$1.1	$2.4
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at September 30, 2022:

	September 30, 2022
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$22.9	$22.4
Due after one year through five years	80.8	76.0
Due five years through 10 years	10.8	10.0
Due after 10 years	12.5	11.7
Total	$127.0	$120.1
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Interest on bonds	$0.6	$0.6	$1.7	$1.9
Interest on deposits and cash equivalents	0.6	0.2	1.2	0.8
Other investments(1)	—	0.4	—	0.4
Total	1.2	1.2	2.9	3.1
Investment expense	(0.3)	(0.2)	(0.7)	(0.5)
Net investment income	$0.9	$1.0	$2.2	$2.6
______________
(1) Unrealized gains resulting from observable price changes related to our private equity investments.

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$61.1	$57.8	48.1%
AA+, AA, AA-, A-1	17.9	16.9	14.1
A+, A, A-	36.2	34.0	28.3
BBB+, BBB, BBB-	11.8	11.4	9.5
Total	$127.0	$120.1	100.0%

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$70.9	$70.8	54.5%
AA+, AA, AA-, A-1	14.7	14.8	11.4
A+, A, A-	33.4	33.6	25.9
BBB+, BBB, BBB-	10.5	10.7	8.2
Total	$129.5	$129.9	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$10.0	$1.7	$—	$11.7
Municipal securities	—	19.0	—	19.0
Corporate debt securities	—	52.3	—	52.3
Residential mortgage-backed securities	—	4.1	—	4.1
Commercial mortgage-backed securities	—	24.9	—	24.9
Other debt obligations	—	7.7	—	7.7
Total fixed maturities	10.0	109.7	—	119.7
Short-term investments	—	0.4	—	0.4
Cash equivalents	124.6	—	—	124.6
Total assets at fair value	$134.6	$110.1	$—	$244.7

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$22.6	$0.7	$—	$23.3
Municipal securities	—	20.6	—	20.6
Corporate debt securities	—	48.7	—	48.7
Residential mortgage-backed securities	—	3.5	—	3.5
Commercial mortgage-backed securities	—	30.3	—	30.3
Other debt obligations	—	3.5	—	3.5
Total fixed maturities	22.6	107.3	—	129.9
Cash equivalents	127.0	—	—	127.0
Total assets at fair value	$149.6	$107.3	$—	$256.9
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of September 30, 2022 and December 31, 2021, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of September 30, 2022	Estimated Fair Value as of September 30, 2022	Carrying Amount as of December 31, 2021	Estimated Fair Value as of December 31, 2021
	(dollars in millions)
Long-term debt	$293.9	$306.3	$—	$—
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Nine Months Ended September 30,
	2022	2021
	(dollars in millions)
Gross loss and LAE reserves, January 1	$320.2	$237.2
Reinsurance recoverable on unpaid losses	(79.5)	(79.6)
Net loss and LAE reserves, January 1	240.7	157.6
Net incurred loss and LAE related to:
Current year	273.5	293.8
Prior years	(0.2)	(9.3)
Total incurred	273.3	284.5
Net paid loss and LAE related to:
Current year	155.5	150.4
Prior years	135.6	72.6
Total paid	291.1	223.0
Net loss and LAE reserves, September 30	222.9	219.1
Plus reinsurance recoverable on unpaid losses	71.3	81.6
Gross loss and LAE reserves, September 30	$294.2	$300.7
Incurred losses and LAE attributable to prior accident years was a decrease of $0.2 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the development of incurred losses and LAE related to prior periods was a result of lower-than-expected LAE on prior accident period claims, partially offset by higher-than-expected reported losses on property damage and collision claims due to inflation. For the nine months ended September 30, 2021, the development of incurred losses related to prior periods was primarily due to lower-than-expected reported losses on bodily injury claims, and higher than expected recoveries from subrogation and salvage from 2020 material damage claims.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Premiums written:
Direct	$139.6	$197.0	$443.9	$576.6
Assumed	11.1	7.6	34.1	7.6
Ceded	(81.0)	(107.5)	(264.5)	(306.8)
Net premiums written	$69.7	$97.1	$213.5	$277.4
Premiums earned:
Direct	$144.5	$188.5	$469.3	$529.4
Assumed	10.8	0.9	31.5	0.9
Ceded	(86.7)	(104.3)	(279.2)	(304.9)
Net premiums earned	$68.6	$85.1	$221.6	$225.4
Losses and LAE incurred:
Direct	$126.1	$193.7	$430.0	$504.6
Assumed	11.3	1.9	35.7	1.9
Ceded	(56.5)	(81.2)	(192.4)	(222.0)
Net losses and LAE incurred	$80.9	$114.4	$273.3	$284.5
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.
7.LONG-TERM DEBT
In January 2022, we entered into a $300.0 million five-year term loan, or Term Loan, with the principal amount due and payable upon maturity on January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate currently calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9.0%, plus 0.26161% per annum. As part of the loan agreement, we issued warrants to the lender to purchase 0.3 million shares of our Class A common stock at a strike price of $162.00 per share. Such warrants will expire on the later of the repayment in full of the Term Loan or January 27, 2027. The total fair value of these warrants at January 27, 2022 was $0.6 million.
The Term Loan contains debt covenants which, among other things, require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200.0 million at all times. This threshold may be reduced to $150.0 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross earned premium of 12%; or ceasing any customer acquisition spend outside of the Carvana commercial agreement and reducing our monthly cash burn to no greater than $12.0 million.
Under the latter set of circumstances, we must issue additional warrants to purchase shares of our Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of Class A common stock on a fully-diluted basis as of the date the threshold is reduced. The additional warrants, if issued, would have an exercise price equal to the 30-trading day volume weighted average price of the Class A common stock as of the trading day immediately prior to the triggering date. The additional warrants will expire on the later of the repayment in full of the Term Loan, January 27, 2027 or the date that falls 12 months after the issuance of these warrants. As of September 30, 2022, the fair value of these 1.0% warrants was immaterial to our condensed consolidated financial statements.

The following summarizes the carrying value of long-term debt as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(dollars in millions)
Term Loan	$300.0	$—
Accrued interest payable	6.5	—
Unamortized discount, debt issuance costs and warrants	(12.6)	—
Total	$293.9	$—
8.INCOME TAXES
The consolidated effective tax rate was zero for the three and nine months ended September 30, 2022 and 2021, respectively. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of September 30, 2022 and December 31, 2021, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.
During 2022, we performed an estimated ownership change analysis and determined that we have experienced an ownership change under Section 382 of the Internal Revenue Code, or the Code. Accordingly, use of a portion of our net operating losses and tax credit carryforwards are subject to an annual limitation under Section 382 of the Code. We do not expect to lose any deferred tax assets related to our net operating losses as a result of these limitations.

9.RESTRUCTURING COSTS
In January 2022, we instituted an organizational realignment, which included an involuntary workforce reduction, due to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities (the “January 2022 Restructuring”). As a result of the January 2022 Restructuring, we incurred severance, benefits and related costs, as well as accelerated expense for software that no longer has economic benefit. Additionally, we ceased using certain floors of our corporate headquarters in Columbus, Ohio. To the extent we had no intent or ability to sublease the space, we accelerated the amortization of the related right-of-use assets, leasehold improvements and furniture and fixtures. For subleased space, we recognized sublease income as an offset to amortization of the right-of-use asset. We do not expect to incur any material additional expenditures in future periods related to the January 2022 Restructuring.
The following table displays restructuring costs recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring costs:	(dollars in millions)
Severance, benefits, and related costs(1)	$—	$—	$5.6	$—
Real estate exit costs	—	—	2.1	—
Software costs	—	—	0.7	—
Total restructuring costs	$—	$—	$8.4	$—
______________
(1) Includes cash expenditures of $0.1 million and $3.5 million for the three and nine months ended September 30, 2022, respectively.

10.SHARE-BASED COMPENSATION
In August 2022, a subcommittee of our Board of Directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18, which became effective on August 12, 2022. Accordingly, all stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented.
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants.” However, the exercisability of certain tranches is subject to Carvana’s decision to exercise certain other tranches. If Carvana exercises short-term tranches, then long-term tranche 1 warrants are cancelled and the remaining long-term tranches would be reduced such that Carvana will have the opportunity to purchase a maximum of 7.2 million shares of Class A common stock.
The following table provides the exercise price and shares issued, effected for the reverse stock split:

Warrants	Exercise Price	Shares Issued (in millions)
Short-Term
Tranche 1	$180.00	2.4
Tranche 2	$198.00	3.2
Tranche 3	$216.00	1.6
Total Short-Term		7.2

Long-Term
Tranche 1	$180.00	1.4
Tranche 2	$225.00	1.5
Tranche 3	$270.00	1.5
Tranche 4	$405.00	1.5
Tranche 5	$540.00	1.3
Total Long-Term		7.2
As of September 30, 2022, we determined the remaining unvested short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized warrant compensation expense related to these equity-classified warrants based on progress toward completing the integrated automobile insurance solution for Carvana’s car buying platform, or Integrated Platform, and policies originating through the Integrated Platform. During the three months ended September 30, 2022, the Integrated Platform launched and as a result, tranche 1 of our short-term warrants vested. There were no exercises upon vesting and all warrants remain outstanding. All of these warrants are out-of-the-money and therefore have no intrinsic value as of September 30, 2022.
The following table displays warrant compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Warrant compensation expense:
Sales and marketing	$—	$—	$8.8	$—
Other insurance expense (benefit)	1.5	—	1.5	—
Total warrant compensation expense	$1.5	$—	$10.3	$—

As of September 30, 2022, there was $25.4 million of unrecognized compensation cost related to warrants. The remaining costs are expected to be recognized over a period of approximately two years.
Employee Share-Based Compensation
We maintain an equity incentive plan for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of September 30, 2022, we had 1.6 million common shares authorized and available for issuance under the plan.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.2	$—	$0.6	$0.6
Sales and marketing	0.3	0.4	0.7	0.6
Other insurance expense (benefit)	0.3	0.4	0.8	0.9
Technology and development	1.1	2.9	3.1	4.7
General and administrative	5.9	3.8	16.6	7.9
Total share-based compensation expense	$7.8	$7.5	$21.8	$14.7
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$7.4	$6.1	$20.5	$10.9
Stock option expense	0.4	1.4	1.3	3.8
Total share-based compensation expense	$7.8	$7.5	$21.8	$14.7
As part of the January 2022 organizational realignment discussed in Note 9, “Restructuring Costs,” we modified certain share-based awards which resulted in zero and $2.1 million of share-based compensation expense recognized in general and administrative expenses during the three and nine months ended September 30, 2022, respectively.
As of September 30, 2022, there was $2.7 million and $55.5 million of unrecognized compensation cost related to unvested stock options and RSUs, respectively. The remaining costs are expected to be recognized over a period of approximately four years for unvested stock options and four years for RSUs.

Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30, 2022
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2022	0.5	$162.36	$27.4
Granted	1.1	34.07
Vested	(0.1)	180.18	3.0
Forfeited, expired or canceled	(0.2)	114.94
Nonvested at September 30, 2022	1.3	$53.90	$10.2
Stock Options
A summary of option activity for the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30, 2022
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2022	0.4	$42.48	6.12	$9.5
Granted	—	21.42
Exercised	(0.1)	6.60		1.9
Forfeited, expired or canceled	(0.1)	83.60
Outstanding and exercisable at September 30, 2022	0.2	$39.28	5.99	$0.4
11.COMMITMENTS AND CONTINGENCIES
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The defendants have moved to dismiss the claims set forth in the complaint. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.

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
12.OTHER COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Beginning balance	$(4.6)	$2.1	$0.4	$5.6
Other comprehensive loss before reclassifications	(2.3)	(0.5)	(7.4)	(1.6)
Net realized losses (gains) on investments reclassified from AOCI to net loss	—	—	0.1	(2.4)
Other comprehensive loss	(2.3)	(0.5)	(7.3)	(4.0)
Ending balance	$(6.9)	$1.6	$(6.9)	$1.6

13.LOSS PER SHARE
In August 2022, a subcommittee of our Board of Directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18, which became effective on August 12, 2022. Accordingly, all stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented.
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net loss	$(64.0)	$(133.0)	$(230.3)	$(411.2)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.1	13.9	14.0	13.8
Loss per common share: basic and diluted (both Class A and B)	$(4.54)	$(9.57)	$(16.45)	$(29.80)

We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
	(in millions)
Options to purchase common stock	0.2	0.4
Nonvested shares subject to repurchase	0.1	0.1
Restricted stock units	1.3	0.5
Redeemable convertible preferred stock (as converted to common stock)	0.8	—
Warrants to purchase common stock	7.7	—
Total	10.1	1.0
14.GEOGRAPHICAL BREAKDOWN OF GROSS WRITTEN PREMIUM
Gross written premium by state is as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
State	(dollars in millions)
Texas	$26.2	17.4%	$40.4	19.7%	$89.5	18.7%	$120.8	20.7%
Georgia	15.0	10.0	21.6	10.6	48.8	10.2	61.3	10.5
Colorado	10.3	6.8	9.3	4.5	30.8	6.4	25.7	4.4
Louisiana	8.7	5.8	12.3	6.0	27.6	5.8	32.9	5.6
Pennsylvania	9.1	6.0	11.8	5.8	26.8	5.6	31.5	5.4
Utah	8.0	5.3	9.1	4.4	24.1	5.0	25.6	4.4
Nevada	7.3	4.8	9.5	4.6	23.0	4.8	26.0	4.5
South Carolina	4.5	3.0	8.0	3.9	16.4	3.4	20.6	3.5
Oklahoma	5.2	3.5	6.0	2.9	16.1	3.4	17.5	3.0
Indiana	4.7	3.1	6.0	2.9	14.3	3.0	17.2	2.9
All others states	51.7	34.3	70.6	34.7	160.6	33.7	205.1	35.1
Total	$150.7	100.0%	$204.6	100.0%	$478.0	100.0%	$584.2	100.0%

15.SUBSEQUENT EVENTS
On November 9, 2022, we initiated a company-wide involuntary workforce reduction involving approximately 160 employees, which represented approximately 20% of our workforce. The action was taken as part of our efforts to improve efficiency and operating costs, and prioritize resources to further strengthen our pricing and underwriting foundation and the continued development of our embedded products. A majority of the affected employees were notified on November 9, 2022, with most job eliminations effective in November 2022.

In the fourth quarter of 2022, we expect to recognize charges of approximately $10.5 million to $11.5 million in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income for severance, benefits and related costs as a result of these actions. Approximately $7.0 million to $7.5 million of these charges are expected to result in cash expenditures in the same period. We also expect to incur approximately $8.0 million to $8.5 million of employee compensation expense, dependent upon continuous employment, recognized ratably through the fourth quarter of 2023, we expect a cash expenditure in the first quarter of 2024. We continue to review the potential impact of the realignment, including additional employee-related costs, and are unable to estimate any additional restructuring costs or charges at this time.

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
Our Business
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate a direct-to-consumer model in which we currently acquire customers through mobile applications and our embedded platform.
We believe the $273 billion U.S. auto insurance market is ripe for disruption. Auto insurance is required for the vast majority of drivers in the United States, and we believe it is typically the first insurance policy purchased by consumers. As a result, our auto-first strategy establishes the foundation for an expansive lifetime relationship with the opportunity to add other personal insurance lines as customer needs evolve. As part of our strategy, we have also established the technological foundation for an enterprise software offering, diversifying our revenue streams over time.
We believe the Root advantage is derived from our unique ability to efficiently and effectively bind auto insurance policies quickly through direct and embedded distribution channels, aided by segmenting individual risk based on complex behavioral data and proprietary telematics, a customer experience built for ease of use and a product offering made possible with our full-stack insurance structure. These are all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain—from customer acquisition to underwriting to claims and administration to ongoing customer engagement.
Our model benefits from portfolio maturity. As we scale the business, our results are, at times, disproportionately weighted towards new customers compared to traditional insurance carriers. As we build an underlying base of recurring customers, we expect the following financial impacts:
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
•Improved retention. As a young insurance carrier weighted towards new customers, we naturally have a higher percentage of more frequent shoppers. As our business tenures and our flywheel spins, allowing us to increase our pricing advantage, we will have the opportunity to acquire more long-standing customers and retain those that might naturally shop frequently. In addition to a pricing advantage, we anticipate our expanding relationships with customers through product bundling will demonstrate further improvement in retention.

•Increased revenue per customer. Our product expansion provides an opportunity to generate additional premium and fee income per customer without material incremental marketing cost.
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe this allows us to operate with a cost to acquire and cost to serve advantage. We continue to develop machine learning loss models, which allows us to respond more quickly to changes in the market, improve pricing segmentation through enhancements to our usage-based insurance model and take appropriate rate actions. We efficiently acquire customers directly through multiple channels, including embedded, digital (performance), channel media, referrals and agency. Our marketing costs have historically been well below industry averages, although in any given period, these costs can vary by channel mix, by state, or due to seasonality or the competitive environment. Today, we acquire our customers through the embedded platform, our website, mobile app and mobile website. We believe that through prudent investment in and diversification of our marketing channels, including a focus on embedded insurance through our exclusive partnership with Carvana Group, LLC, or Carvana, and leveraging proprietary data science and technology to build out products and relationships that will position us for more sustainable, long-term and profitable growth. Additionally, we are realizing operating efficiencies as we scale against our fixed expense base. Our claims management expenses, as represented by our loss adjustment expenses, or LAE, are in line with peers within only four years of bringing claims management in-house and are expected to improve as we further embed machine learning into our processes.
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
Given the significant impact of reinsurance on our results of operations, we use certain gross basis key performance indicators to manage and measure our business operations and enhance investor understanding of our business model prior to reinsurance. We believe our long-term success will be apparent through the progression of our gross metrics. Results of operations on a gross basis alone are not achievable under our regulatory landscape given our capital requirements, which are relieved, in part, by obtaining reinsurance. The gross basis metrics include gross written premium, gross earned premium, direct contribution, ratio of direct contribution to total revenue, ratio of direct contribution to gross earned premium, gross loss ratio, gross LAE ratio and gross accident period loss ratio.
In addition to our gross basis metrics, management uses adjusted earnings before interest, tax, depreciation, amortization, or adjusted EBITDA, as an integral part of managing our business. We believe adjusted EBITDA provides investors with useful insight into our business because such measure eliminates the effects of certain charges that are not directly attributable to our underlying operating performance. For additional information, including definitions of these metrics, see “— Key Performance Indicators,” and for a reconciliation of our non-GAAP measures to the most directly comparable generally accepted accounting principles in the United States, or GAAP, measures, see “— Non-GAAP Financial Measures.”
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

The economic instability caused by the COVID-19 pandemic has led to acute inflationary pressures, supply chain disruptions, rising interest rates and a downturn in equity markets. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Rising interest rates and reduced equity values have increased the cost of capital and may limit our ability to raise additional capital. In addition, we have seen an increase in the value of used vehicles and replacement parts. These cost increases have resulted in greater claims severity while being partially offset by higher subrogation recoveries on damaged vehicles. We continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends.
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
Components of Our Results of Operations
Revenue
We generate revenue from net premiums earned, net investment income, net realized gains on investments, and fee and other income.
Net Premiums Earned
Premiums written are deferred and earned pro rata over the policy period. Net premiums earned represents the earned portion of our gross written premium, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements.
Net Investment Income
Net investment income represents interest earned from our fixed maturity and short-term investments and cash and cash equivalents less investment expenses and unrealized gains from our private equity investments. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates and changes in fair value of our private equity investments. Net investment income will vary with the size of our investment portfolio, market returns and the investment strategy.
Net Realized Gains on Investments
Net realized gains on investments represents the difference between the amount received by us on the sale of an investment as compared to the investment’s amortized cost basis.
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

Operating Expenses
Our operating expenses consist of loss and LAE, sales and marketing, other insurance expense (benefit), technology and development, and general and administrative expenses.
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
Loss and LAE are net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity to write more business. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Loss and LAE may be paid out over a period of years.
Various other expenses incurred during claims processing are considered LAE. These amounts include claims salaries, health benefits, bonuses, employee retirement plan related expenses and employee share-based compensation expense, or Personnel Costs; software expense; internally developed software amortization; and overhead allocated based on headcount, or Overhead.
Sales and Marketing
Sales and marketing expense includes spending related to performance and embedded channels, channel media, advertising, branding, public relations, consumer insights and referral fees. These expenses also include related Personnel Costs, Overhead and warrant compensation expense related to our embedded channel. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward completing the Integrated Platform under the Carvana commercial agreement.
We plan to continue investing in and diversifying our marketing channels to attract and acquire new customers, increase our brand awareness, and expand our product offerings within certain markets. We expect that in the long term, our sales and marketing will decrease as a percentage of revenue as the proportion of renewals to our total business increases.
Other Insurance Expense (Benefit)
Other insurance expense (benefit) includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, warrant compensation expense related to our embedded channel, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance expense (benefit) also includes amortization of deferred acquisition costs like premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense (benefit) is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. These expenses are also recognized net of ceding commissions earned. Certain warrant compensation expense is recognized on a pro-rata basis for policies originated from the Integrated Platform towards milestones as defined under the Carvana commercial agreement.

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
General and Administrative
General and administrative expenses primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; depreciation expense for computers, furniture and other fixed assets; and restructuring costs associated with organizational realignment. General and administrative expenses are expensed as incurred.
We expect general and administrative expenses to decrease as a percentage of total revenue over time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions, except premiums per policy)
Policies in force
Auto	255,279	380,836	255,279	380,836
Renters	6,964	9,143	6,964	9,143
Premiums per policy
Auto	$1,150	$986	$1,150	$986
Renters	$139	$140	$139	$140
Premiums in force
Auto	$587.1	$751.0	$587.1	$751.0
Renters	$1.0	$1.3	$1.0	$1.3
Gross written premium	$150.7	$204.6	$478.0	$584.2
Gross earned premium	$155.3	$189.4	$500.8	$530.3
Gross profit/(loss)	$(8.3)	$(16.1)	$(28.1)	$(28.7)
Gross margin	(11.3)%	(17.2)%	(11.7)%	(11.4)%
Net loss	$(64.0)	$(133.0)	$(230.3)	$(411.2)
Adjusted gross profit/(loss)	$0.5	$(2.7)	$(4.6)	$10.5
Direct contribution	$11.5	$(10.5)	$17.7	$12.3
Adjusted EBITDA	$(44.0)	$(117.3)	$(162.4)	$(372.7)
Ratio of adjusted gross profit/(loss) to total revenue	0.7%	(2.9)%	(1.9)%	4.2%
Ratio of adjusted gross profit/(loss) to gross earned premium	0.3%	(1.4)%	(0.9)%	2.0%
Ratio of direct contribution to total revenue	15.6%	(11.2)%	7.4%	4.9%
Ratio of direct contribution to gross earned premium	7.4%	(5.5)%	3.5%	2.3%
Gross loss ratio	77.9%	92.7%	83.2%	85.2%
Gross LAE ratio	10.5%	10.6%	9.8%	10.3%
Gross accident period loss ratio	79.5%	92.8%	81.9%	86.5%
Policies in Force
We define policies in force as the number of current and active policyholders underwritten by us as of the period end date. We view policies in force as an important metric to assess our financial performance because policies drive our revenue, brand awareness, our market penetration, and generates additional data to continue to improve the functioning of our platforms.

Premiums per Policy
We define premiums per policy as the ratio of gross written premium on policies in force at the end of the period divided by policies in force. We view premiums per policy as an important metric since the higher the premiums per policy the greater the amount of earned premium we expect from each policy.
Premiums in Force
We define premiums in force for our auto policies as premiums per policy multiplied by policies in force multiplied by two. We view premiums in force as an estimate of annualized run rate of gross written premium as of a given period. Since our auto policies are six-month policies, we multiply this figure by two in order to determine an annualized amount of premiums in force. We define premiums in force for our renters policies as premiums per policy multiplied by policies in force. We view this as an important metric because it is an indicator of the size of our portfolio of policies as well as an indicator of expected earned premium over the coming 12 months. Premiums in force is not a forecast of future revenue nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of premiums in force is useful to investors and analysts because it captures the impact of fluctuations in customers and premiums per policy at the end of each reported period, without adjusting for known or projected policy updates, cancellations and non-renewals.
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
Gross Profit/(Loss)
We define gross profit/(loss) as total revenue minus net loss and LAE and other insurance expense (benefit) inclusive of depreciation and amortization. We view gross profit/(loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
Gross profit/(loss) margin is equal to gross profit/(loss) divided by revenue.

Adjusted Gross Profit/(Loss)
We define adjusted gross profit/(loss), a non-GAAP financial measure, as gross profit/(loss) excluding net investment income, net realized gains (losses) on investments, report costs, Personnel Costs, allocated Overhead, licenses, professional fees and other expenses, which are included in other insurance expense (benefit). After these adjustments, the resulting calculation is inclusive of only those variable costs of revenue incurred on the successful acquisition of business. We view adjusted gross profit/(loss) as an important metric because we believe it measures our progress towards profitability for our core insurance business.
The ratio of adjusted gross profit/(loss) to total revenue is equal to adjusted gross profit/(loss) divided by total revenue.
See the section titled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to adjusted gross profit/(loss).
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as adjusted gross profit/(loss) excluding ceded earned premium, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by related sliding scale commission adjustments and amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense (benefit). After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business, but exclusive of net ceding commission, ceded loss and LAE and other impacts of reinsurance ceded. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
The ratio of direct contribution to total revenue is equal to direct contribution divided by total revenue.
See the section titled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, warrant compensation expense and restructuring charges. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Numerator: Adjusted gross profit/(loss)	$0.5	$(2.7)	$(4.6)	$10.5
Denominator: total gross earned premium	$155.3	$189.4	$500.8	$530.3
Ratio of adjusted gross profit/(loss) to gross earned premium	0.3%	(1.4)%	(0.9)%	2.0%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Numerator: direct contribution	$11.5	$(10.5)	$17.7	$12.3
Denominator: total gross earned premium	$155.3	$189.4	$500.8	$530.3
Ratio of direct contribution to gross earned premium	7.4%	(5.5)%	3.5%	2.3%
Gross Loss Ratio
We define gross loss ratio, expressed as a percentage, as the ratio of gross losses to gross earned premium. Gross loss ratio excludes LAE. We view gross loss ratio as an important metric because it allows us to evaluate incurred losses and LAE separately prior to the impact of reinsurance.
Gross LAE Ratio
We define gross LAE ratio, expressed as a percentage, as the ratio of gross LAE to gross earned premium. We view gross LAE ratio as an important metric because it allows us to evaluate incurred losses and LAE separately. Currently, we do not cede any of our LAE to our third-party quota share reinsurance treaties; therefore, we actively monitor the LAE ratio as it has a direct impact on our results regardless of our reinsurance strategy.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$68.6	$85.1	$(16.5)	(19.4)%
Net investment income	0.9	1.0	(0.1)	(10.0)%
Fee and other income	4.2	7.7	(3.5)	(45.5)%
Total revenues	73.7	93.8	(20.1)	(21.4)%
Operating expenses:
Loss and loss adjustment expenses	80.9	114.4	(33.5)	(29.3)%
Sales and marketing	5.7	65.4	(59.7)	(91.3)%
Other insurance expense (benefit)	1.1	(4.5)	5.6	124.4%
Technology and development	14.3	18.0	(3.7)	(20.6)%
General and administrative	26.4	27.4	(1.0)	(3.6)%
Total operating expenses	128.4	220.7	(92.3)	(41.8)%
Operating loss	(54.7)	(126.9)	72.2	N.M.
Interest expense	(9.3)	(6.1)	(3.2)	52.5%
Loss before income tax expense	(64.0)	(133.0)	69.0	N.M.
Income tax expense	—	—	—	—%
Net loss	(64.0)	(133.0)	69.0	N.M.
Other comprehensive loss:
Changes in net unrealized losses on investments	(2.3)	(0.5)	(1.8)	(100.0)%
Comprehensive loss	$(66.3)	$(133.5)	$67.2	N.M.
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned decreased $16.5 million, or 19.4%, to $68.6 million for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to lower policies in force as a result of reduced marketing expenditures, partially offset by an increase in premium per policy primarily attributable to rate actions.
During the three months ended September 30, 2022 and 2021, we ceded approximately 55.8% and 55.1% of our gross earned premiums to third-party reinsurers, respectively. The change in ceding percentage between the periods was primarily driven by a higher proportion of our gross earned premiums being subject to reinsurance treaties.

The following table presents gross written premium, ceded written premium, net written premium, gross earned premium, ceded earned premium and net earned premium for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Gross written premium	$150.7	$204.6	$(53.9)	(26.3)%
Ceded written premium	(81.0)	(107.5)	26.5	(24.7)%
Net written premium	69.7	97.1	(27.4)	(28.2)%

Gross earned premium	155.3	189.4	(34.1)	(18.0)%
Ceded earned premium	(86.7)	(104.3)	17.6	(16.9)%
Net earned premium	$68.6	$85.1	$(16.5)	(19.4)%
The decrease in gross earned premium was primarily due to lower gross written premium as a result of reducing marketing expenditures. This decrease was partially offset by a 16.6% increase in premium per policy for automobile insurance primarily attributable to rate actions.
Fee and Other Income
Fee income decreased $3.5 million, or 45.5%, to $4.2 million for the three months ended September 30, 2022 compared to the same period ended in 2021. The decrease was primarily due to a reduction in fee revenue from distributing web and app policy inquiry leads to third parties of $1.7 million as a result of reducing marketing expenditures. In addition, there was a decrease of $1.7 million in installments fees due to lower policies in force.
Operating Expenses

Loss and Loss Adjustment Expenses
Loss and LAE decreased $33.5 million, or 29.3%, to $80.9 million for the three months ended September 30, 2022 compared to the same period ended in 2021. The decrease was primarily driven by lower policies in force for the three months ended September 30, 2022 compared to the same period in 2021.
Gross accident period loss ratios decreased to 79.5% from 92.8% for the three months ended September 30, 2022 and 2021, respectively. The improvement in the ratios was driven by higher average premium per policy and improved tenure mix as our book of business matures. We experienced a 10% decrease in claim frequency partially offset by a 7% increase in severity per claim for the three months ended September 30, 2022 compared to the same period in 2021. The claim severity and frequency estimates are based on bodily injury, collision and property damage coverages.
Sales and Marketing
Sales and marketing expense decreased $59.7 million, or 91.3%, to $5.7 million for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decline in performance marketing of $43.4 million, branding and advertising of $8.9 million, marketing partnership of $3.0 million and content development of $1.6 million. The reduction in sales and marketing expense is due to a shift in direct marketing strategy in response to changing macroeconomic factors and competitive environment.

Other Insurance Expense (Benefit)
Other insurance expense (benefit) increased $5.6 million, or 124.4%, to an expense of $1.1 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by a $9.7 million decrease in ceding commission contra-expense, partially offset by a $4.9 million decrease in underwriting costs, both of which were results of the decrease in gross written premium.
Technology and Development
Technology and development expense decreased $3.7 million, or 20.6%, to $14.3 million for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily driven by a $2.6 million decrease in personnel and overhead related costs as a result of a decrease in headcount. In addition, there was a $1.8 million decrease in share-based compensation expense compared to the same period in 2021 relating to our equity incentive plan. This was partially offset by an increase of $1.2 million in software development expense, as we continue to invest in developing and improving our technology platforms and infrastructure.
Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$221.6	$225.4	$(3.8)	(1.7)%
Net investment income	2.2	2.6	(0.4)	(15.4)%
Net realized gains on investments	1.1	2.4	(1.3)	(54.2)%
Fee and other income	14.6	21.8	(7.2)	(33.0)%
Total revenues	239.5	252.2	(12.7)	(5.0)%
Operating expenses:
Loss and loss adjustment expenses	273.3	284.5	(11.2)	(3.9)%
Sales and marketing	45.8	245.5	(199.7)	(81.3)%
Other insurance benefit	(5.7)	(3.6)	(2.1)	(58.3)%
Technology and development	46.1	49.3	(3.2)	(6.5)%
General and administrative	86.3	69.8	16.5	23.6%
Total operating expenses	445.8	645.5	(199.7)	(30.9)%
Operating loss	(206.3)	(393.3)	187.0	N.M.
Interest expense	(24.0)	(17.9)	(6.1)	34.1%
Loss before income tax expense	(230.3)	(411.2)	180.9	N.M.
Income tax expense	—	—	—	—%
Net loss	(230.3)	(411.2)	180.9	N.M.
Other comprehensive loss:
Changes in net unrealized losses on investments	(7.3)	(4.0)	(3.3)	82.5%
Comprehensive loss	$(237.6)	$(415.2)	$177.6	N.M.
______________
N.M. - Percentage change not meaningful

Revenue
Net Premiums Earned
Net premiums earned decreased $3.8 million, or 1.7%, to $221.6 million, for the nine months ended September 30, 2022, compared to the same period in 2021. The decrease was primarily due to lower policies in force as a result of reduced marketing expenditures, partially offset by an increase in premium per policy resulting from rate actions.
During the nine months ended September 30, 2022 and 2021, we ceded approximately 55.8% and 57.5% of our gross earned premiums to third-party reinsurers, respectively. The change in ceding percentage between periods was primarily driven by retaining a larger share of our renewal book of business.
The following table presents gross written premium, ceded written premium, net written premium, gross earned premium, ceded earned premium and net earned premium for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in millions)
Gross written premium	$478.0	$584.2	$(106.2)	(18.2)%
Ceded written premium	(264.5)	(306.8)	42.3	(13.8)%
Net written premium	213.5	277.4	(63.9)	(23.0)%

Gross earned premium	500.8	530.3	(29.5)	(5.6)%
Ceded earned premium	(279.2)	(304.9)	25.7	(8.4)%
Net earned premium	$221.6	$225.4	$(3.8)	(1.7)%
The decrease in gross earned premium was primarily due to lower gross written premium as a result of reducing marketing expenditures. This decrease was partially offset by 16.6% increase in premium per policy for automobile insurance primarily attributable to rate actions.
Fee and Other Income
Fee income decreased $7.2 million, or 33.0%, to $14.6 million for the nine months ended September 30, 2022 compared to the same period ended in 2021. The decrease was primarily due to a reduction in fee revenue from distributing web and app policy inquiry leads to third parties of $4.7 million as a result of reducing marketing expenditures. In addition, there was a decrease of $2.5 million in installment fees due to lower policies in force.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $11.2 million, or 3.9%, to $273.3 million for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to lower policies in force for the nine months ended September 30, 2022 compared to the same period in 2021.
Gross accident period loss ratios decreased to 81.9% from 86.5% for the nine months ended September 30, 2022 and 2021, respectively. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions and improved tenure mix as our book of business matures. This was offset by higher loss costs from increased severity per claim due to inflation, as the industry experienced higher replacement parts cost and growth in used car values. We experienced an 11% increase in severity per claim and 4% decrease in claim frequency for the nine months ended September 30, 2022 compared to the same period in 2021. The claim severity and frequency estimates are based on bodily injury, collision, and property damage coverages.

Sales and Marketing
Sales and marketing expense decreased $199.7 million, or 81.3%, to $45.8 million for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to a decline in performance marketing of $171.7 million and branding and advertising of $34.9 million. The reduction in sales and marketing expense is due to a shift in direct marketing strategy in response to changing macroeconomic factors and competitive environment. This was partially offset by $8.8 million of warrant compensation expense related to the completion of the Integrated Platform pursuant to the Carvana commercial agreement and by $4.7 million in content development as we focus on diversifying our marketing channels compared to the prior year period.
General and Administrative
General and administrative increased $16.5 million, or 23.6%, to $86.3 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was driven by $8.4 million of restructuring costs related to an organizational realignment and an increase of $6.6 million in share-based compensation expenses relating to our equity incentive plan.
Non-Operating Expenses
Interest Expense
Interest expense increased $6.1 million, or 34.1%, to $24.0 million for the nine months ended September 30, 2022 compared to the same period ended in 2021. The increase was primarily due to a $9.3 million increase in debt interest expense as a result of higher outstanding debt as of September 30, 2022 compared to the same period in 2021. This was partially offset by a decrease of $3.0 in amortization of discounts on warrants related to Term Loan B, which was early extinguished in 2021.
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

The following table provides a reconciliation of total revenue to adjusted gross profit/(loss) and direct contribution for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Total revenue	$73.7	$93.8	$239.5	$252.2
Loss and loss adjustment expenses	(80.9)	(114.4)	(273.3)	(284.5)
Other insurance (expense) benefit	(1.1)	4.5	5.7	3.6
Gross profit/(loss)	$(8.3)	$(16.1)	$(28.1)	$(28.7)
Gross margin	(11.3)%	(17.2)%	(11.7)%	(11.4)%
Less:
Net investment income	$(0.9)	$(1.0)	$(2.2)	$(2.6)
Net realized gains on investments	—	—	(1.1)	(2.4)
Adjustments from other insurance expense(1)	9.7	14.4	26.8	44.2
Adjusted gross profit/(loss)	0.5	(2.7)	(4.6)	10.5
Ceded earned premium	86.7	104.3	279.2	304.9
Ceded loss and LAE	(56.5)	(81.2)	(192.4)	(222.0)
Net ceding commission and other(2)	(19.2)	(30.9)	(64.5)	(81.1)
Direct contribution	11.5	(10.5)	17.7	12.3
Gross earned premium	$155.3	$189.4	$500.8	$530.3
Ratio of adjusted gross profit/(loss) to total revenue	0.7%	(2.9)%	(1.9)%	4.2%
Ratio of adjusted gross profit/(loss) to gross earned premium	0.3%	(1.4)%	(0.9)%	2.0%
Ratio of direct contribution to total revenue	15.6%	(11.2)%	7.4%	4.9%
Ratio of direct contribution to gross earned premium	7.4%	(5.5)%	3.5%	2.3%
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

Adjusted EBITDA
The following table provides a reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Net loss	$(64.0)	$(133.0)	$(230.3)	$(411.2)
Adjustments:
Interest expense	8.5	4.4	22.0	12.8
Income tax expense	—	—	—	—
Depreciation and amortization	2.2	3.8	7.5	11.0
Share-based compensation	7.8	7.5	19.7	14.7
Warrant compensation expense	1.5	—	10.3	—
Restructuring costs(1)	—	—	8.4	—
Adjusted EBITDA	$(44.0)	$(117.3)	$(162.4)	$(372.7)
______________
(1) Restructuring costs consist of severance, benefits, related costs and real estate exit costs comprising of accelerated amortization of certain right-of-use assets, leasehold improvements, furniture and fixtures. This includes zero and $2.1 million of share-based compensation for the three and nine months ended September 30, 2022, respectively. This also includes $0.1 million and $1.4 million in depreciation and amortization for the three and nine months ended September 30, 2022, respectively. For further information on restructuring costs, see Note 9, “Restructuring Costs,” in the Notes to Condensed Consolidated Financial Statements.
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
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware. To date, our insurance subsidiaries have not paid any dividends and, as of September 30, 2022, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ businesses grow, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of September 30, 2022, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.

Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At September 30, 2022, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 15:1, which we maintained as of September 30, 2022. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
In August 2022, a subcommittee of our Board of Directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18, which became effective on August 12, 2022. Accordingly, all stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented.
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. The maturity of the Term Loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, with a 1.0% floor, plus 9%, plus 0.26161% per annum. Concurrently with the Term Loan, we also issued to the lender warrants to purchase 0.3 million shares of Class A common stock. Under certain contingent scenarios, the lender may also receive additional warrants to purchase shares of Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of our Class A common stock on a fully-diluted basis as of the triggering date.
Liquidity
As of September 30, 2022, we had $819.7 million in cash and cash equivalents, of which $629.2 million was held outside of regulated insurance entities. We also had $120.1 million in marketable securities.
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
Our long-term capital requirements depend on many factors, including our insurance premium growth rate, renewal activity, the timing and the amount of cash received from customers, the performance of our embedded product, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, loss cost trends, the continuing market adoption of offerings on our platform, operating costs, and the ongoing uncertainty in the global markets resulting from the global COVID-19 pandemic.

In the first quarter of 2022, in response to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities we instituted an organizational realignment, including an involuntary workforce reduction affecting approximately 330 employees, which represented approximately 20% of our workforce at the time. On November 9, 2022, we initiated a company-wide involuntary workforce reduction involving approximately 160 employees, which represented approximately 20% of our workforce. The action was taken as part of our efforts to improve efficiency and operating costs, and prioritize resources to further strengthen our pricing and underwriting foundation and the continued development of our embedded products. We believe this action will help extend our capital runway. We expect to record charges of approximately $10.5 million to $11.5 million in general and administrative expenses in the fourth quarter of 2022 for severance, benefits and related costs as a result of these actions. Approximately $7.0 million to $7.5 million of these charges are expected to result in cash expenditures in the same period. We also expect to incur approximately $8.0 million to $8.5 million of employee compensation expense, dependent upon continuous employment, recognized ratably through the fourth quarter of 2023, we expect a cash expenditure in the first quarter of 2024. We are continuing to review the potential impact of the reductions, including additional employee-related costs, and are unable to estimate any additional restructuring costs or charges at this time.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due. For additional information regarding organizational realignments refer to Note 9, “Restructuring Costs,” and Note 15, “Subsequent Events,” in the Notes to Condensed Consolidated Financial Statements.
Currently, our debt covenants require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200.0 million at all times. This threshold may be reduced to $150.0 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross earned premium of 12%; or ceasing any customer acquisition spend outside of the Carvana commercial agreement and reducing our monthly cash burn to no greater than $12.0 million.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash used in operating activities	$(163.9)	$(364.3)
Net cash (used in) provided by investing activities	(5.7)	83.3
Net cash provided by financing activities	283.3	2.3
Net cash used in operating activities for the nine months ended September 30, 2022 was $163.9 million compared to $364.3 million of net cash used in operating activities for the nine months ended September 30, 2021. The decrease in cash used in operating activities was primarily due to a decline in net loss incurred primarily as a result of a reduction in sales and marketing expense due to a shift in direct marketing strategy in response to changing macroeconomic factors and competitive environment. In addition, timing of cash receipts and payments related to reinsurance activity, and timing of premium receipts and claim payments contributed to the decrease in cash used during the nine months ended September 30, 2022 compared to the same period in 2021.
Net cash used in investing activities for the nine months ended September 30, 2022 was $5.7 million, primarily due to purchases of investments and indefinite-lived intangible assets and capitalization of internally developed software, which was partially offset by sales, maturities, calls and pay downs of investments. Net cash provided by investing activities for the nine months ended September 30, 2021 was $83.3 million, primarily due to proceeds from sales, maturities, calls and pay downs of investments.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $283.3 million, primarily due to proceeds from our Term Loan. Net cash provided by financing activities for the nine months ended September 30, 2021 was $2.3 million primarily due to proceeds from employees exercising stock options, net of tax proceeds (withholding), which was offset by a partial repayment of long-term debt.
Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual and other obligations from those described in our 2021 10-K other than entering into a $300.0 million five-year term loan. The maturity of this Term Loan is January 27, 2027. For additional information regarding the Term Loan refer to Note 7, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” in our 2021 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 10-K, other than the potential accounting effects resulting from net operating loss, or NOL, limitations discussed below.
We calculate the tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities in accordance with Accounting Standards Codification 740, Income Taxes, or ASC 740. The application of ASC 740 requires a company to evaluate the recoverability of deferred tax assets and to establish a valuation allowance if necessary to reduce the carrying value of the deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) the timing of expected reversal; (4) taxable income in prior carry back years as well as projected taxable earnings exclusive of reversing temporary differences and carry forwards; (5) the length of time that carryovers can be used; (6) unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit expiring unused.
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

During 2022, we performed an estimated ownership change analysis and concluded that we have experienced an ownership change. Our estimated ownership percentage by certain shareholders over the most recent rolling three-year period changed significantly and exceeded the 50% threshold. In connection with this ownership change, we do not expect the limitation under Section 382 of the Code will result in any material reduction in our ability to use pre-ownership change NOLs in the future nor require a reduction in the associated deferred tax asset or valuation allowance. We may still experience additional ownership changes in the future as a result of subsequent shifts in ownership, which could result in additional limitations on our NOL usage.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2021 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.  Risk Factors
Except as discussed below, there have been no material changes in our risk factors from those disclosed in the 2021 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in the 2021 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.
We rely on highly skilled and experienced personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business and future prospects.
Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives, or our business may contract and we may lose market share. We have implemented involuntary workforce reductions in the past, which may have harmed our reputation and relationship with our employees and may make it more difficult for us to recruit top talent, and we may implement workforce reductions in the future to support other business objectives. We have experienced the effects of the current competitive labor market and our workforce reductions and have responded by increasing wages and/or benefits in certain circumstances and provided cash and equity to retain certain employees in order to attract and retain employees, all of which may continue to negatively impact our results of operations. Moreover, certain of our competitors or other insurance or technology businesses may seek to hire our employees. We cannot assure you that our cash and equity incentives and other compensation and benefits will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our Class A common stock does not increase or declines further. In addition, our ability to attract, retain and motivate employees may be impacted by our recent workforce reductions. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.
We depend on our senior management, including Alexander Timm, our Chief Executive Officer and co-founder, Daniel Rosenthal, our Chief Revenue and Operating Officer, and Robert Bateman, our Chief Financial Officer, as well as other key personnel. We have experienced turnover among our senior management and employees. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management and other key personnel, including as a result of our workforce reductions or our business results, we may not be able to successfully manage our business, meet competitive challenges or achieve our business objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.
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

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/2022 - 7/31/2022	—	$—	—
8/1/2022 - 8/31/2022	—	$—	—
9/1/2022 - 9/30/2022	71	$130.50	—
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

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

Further, our Term Loan includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividend or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the applicable loan agreements.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
On November 9, 2022, we initiated a company-wide involuntary work force reduction involving approximately 160 employees, which represented approximately 20% of our workforce. The action was taken as part of our efforts to improve efficiency and operating costs, and prioritize resources to further strengthen our pricing and underwriting foundation and the continued development of our embedded products. We believe this action will help extend our capital runway. A majority of the affected employees were notified on November 9, 2022, with most job eliminations effective in November 2022.
In the fourth quarter of 2022, we expect to record charges of approximately $10.5 million to $11.5 million in general and administrative expenses for severance, benefits and related costs as a result of these actions. Approximately $7.0 million to $7.5 million of these charges are expected to result in cash expenditures in the same period. We also expect to incur approximately $8.0 million to $8.5 million of employee compensation expense, recognized ratably through the fourth quarter of 2023, for which we expect a cash expenditure in the first quarter of 2024. We are continuing to review the potential impact of the reduction, including additional employee-related costs, and are unable to estimate any additional restructuring costs or charges at this time.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-Q	001-39658	3.2	August 12, 2021

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

10.1#	First Amendment to 2020 Employee Stock Purchase Plan					X

10.2#	First Amendment to 2020 Equity Incentive Plan					X

10.3#	First Amendment to 2015 Amended and Restated Equity Incentive Plan					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Root, Inc.

Date: November 9, 2022	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Root, Inc.

Date: November 9, 2022	By:	/s/ Robert Bateman
Robert Bateman
Chief Financial Officer
(Principal Financial Officer)

Root, Inc.

Date: November 9, 2022	By:	/s/ Megan Binkley
Megan Binkley
Chief Accounting Officer
(Principal Accounting Officer)