Form 10-K
period 2022-12-31
Root, Inc.
filed 2023-02-22
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share (the "Class A common stock") held by non-affiliates was approximately $188.2 million based upon the June 30, 2022, closing price of $21.42 as reported by the Nasdaq Global Select Market.
There were 9.2 million shares of Class A common stock and 5.0 million shares of Class B common stock outstanding as of February 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on or about June 6, 2023.

ROOT, INC.
FORM 10-K
As of and For the Year Ended December 31, 2022

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
•our expectations regarding our future financial performance, including total revenue, gross profit/(loss), net income/(loss), direct contribution, adjusted EBITDA, net loss and loss adjustment expense, or LAE, ratio, net expense ratio, net combined ratio, gross loss ratio, marketing costs, gross LAE ratio, gross expense ratio, gross combined ratio, quota share levels and expansion of our new and renewal premium base;
•our ability to realize profits, acquire customers, retain customers, contract with additional partners to utilize the product, or achieve other benefits from our embedded insurance offering;
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
•our ability to operate a “capital-efficient” business and obtain and maintain reinsurance contracts;

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
•our ability to expand domestically;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
•the impact of litigation or other losses;
•the effect of increasing interest rates on our available cash and our ability to maintain compliance with our credit agreement;
•our ability to maintain proper and effective internal control over financial reporting and remediate existing deficiencies;
•our ability to continue to meet Nasdaq listing standards; and
•the growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Risk Factors Summary
Investing in our Class A common stock involves numerous risks and uncertainties, as more fully described below. You should read these risks before you invest in our Class A common stock. In particular, risks associated with our business include, but are not limited to, the following:
•We have a history of net losses and could continue to incur substantial net losses in the future. We may not be able to grow or achieve or maintain profitability in the future.
•We may lose our existing customers or fail to acquire new customers, including through our embedded insurance channel, and our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive. If we are unable to maintain the levels of customer service or continue technological innovation and improvements, our prospects for future growth may be materially adversely affected.
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
•We may fail to maintain an effective embedded insurance product and/or fail to perform under the associated commercial arrangements.
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
•Our expansion within the United States will subject us to additional regulatory approvals and costs and risks, and our plans may not be successful.
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
•Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Colorado.
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
•New legislation or legal requirements may affect how we communicate with our customers, which could have an adverse effect on our business model, financial condition, and results of operations.
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
•We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature, or fraud that may be perpetrated by employees or external parties.
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
•Our ability to utilize our net operating loss carry forwards may be limited.
•The insurance business, including the market for automobile, renters and homeowners insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
•Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have an adverse effect on our results of operations and financial condition.
•Reinsurance subjects us to risks of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have an adverse effect on our results of operations and financial condition.
•Our Credit Agreement includes a floating interest rate that exposes us to interest rate risk, and the terms of our Credit Agreement place restrictions on our operating and financial flexibility. Our failure to comply with covenants contained in the Credit Agreement may result in acceleration of our repayment obligations, which could harm our liquidity, financial condition, operating results, business and prospects and cause the price of our Class A common stock to decline.
•Failure to meet the continued listing requirements of Nasdaq could result in delisting of our Class A common stock, which in turn would negatively affect the price of our Class A common stock and limit investors’ ability to trade in our common stock.

PART 1.
Item 1.  Business
Overview
Root is a tech-enabled insurance company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience, and an embedded experience that can be integrated seamlessly into tech-enabled platforms meeting the customer where they are. We operate primarily a direct-to-consumer model in which currently we acquire the majority of our customers through mobile applications. We are also focused on expanding our embedded insurance platform, where we acquire customers through strategic partnerships.
Our primary focus is on the U.S. auto insurance market, and we have built a company that recognizes each individual is unique and puts customers in control, rewarding them for their actions. For centuries, traditional insurance companies have grouped people into risk pools and long relied on the ‘law of large numbers’ to produce acceptable pricing on an aggregate basis. Fairness at the individual level has been largely ignored. Root is different—we use technology to measure risk based on individual performance, prioritizing fairness to the customer. The way we design and deliver insurance is not a simple tweak to the traditional insurance model—we are fundamentally reinventing insurance through technology, data science and a maniacal focus on the customer.
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
We believe the Root advantage is derived from our unique ability to efficiently and effectively bind insurance policies quickly, aided by segmenting individual risk based on complex behavioral data and proprietary telematics, a customer experience built for ease of use and a product offering made possible with our full-stack insurance structure. We leverage our technology to develop embedded products that can be integrated with our current and future embedded partners. These are all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain.
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
As we mature as an insurance company a more significant portion of our premiums are expected to be earned from customer renewals. Renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. We anticipate, consistent with industry norms, that our portfolio will mature and a greater proportion of our premiums will be from customer renewals. We expect this growing proportion of renewal premiums will bring an increasing mix of lower loss ratio premiums and premiums without associated acquisition costs.

Our Industry
Insurance is one of the oldest and largest markets in the world, touching every corner of the world and protecting many of our most important assets. Our primary addressable market today is U.S. personal lines insurance. This market exceeded $397 billion in 2021 premiums and has grown at a 4% compound annual growth rate, or CAGR, since 2016.
Over the past century, there have been only a few waves of innovative disruption within insurance. Perhaps the most disruptive was the advent of the internet as a distribution channel in the late 1990s, which redefined the personal auto insurance market. We believe the next technology-driven structural shift is underway—a large secular shift in distribution with embedded insurance and a holistic change in the way insurance is priced and delivered.
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
Our mobile engagement extends across the customer experience and value chain:
•Engagement. Many of our new customers come through our digital or embedded channels, which are largely mobile. We continue to diversify the ways we reach our customers. We believe meeting customers in the moment of need creates better customer engagement and yields better business results.
•Profile Creation. The Root app is available for both iOS and Android operating systems making it available to 99% of U.S. smartphone users. By simply scanning a driver’s license, a prospective customer can nearly complete a profile, part of an on-boarding process that is possible to complete in as little as 47 seconds and with no keyboard interaction.
•Embedded. Through our embedded channel, we seamlessly integrate our products with our strategic embedded partners, enabling us to offer our products at contextually relevant times. Customers are able to quickly purchase policies with minimal additional effort or friction.
•Underwriting. The test drive is a key component of the underwriting process. A two-to-four week test drive gathers and analyzes data from smartphone sensors measuring braking, consistency, turning, time of day and other performance and contextual data. We are continuing to develop underwriting models and products that vary the level of reliance on telematics and the point at which telematics are used in underwriting.
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
Distribution
We distribute largely through the mobile, web and embedded channels. Mobile is the fastest growing retail channel in the United States, as customers spend less time in front of computers and utilize smart phones for more convenient shopping. Further, to meet our customers in the marketplace, we are continuing to develop our embedded product that can be integrated with strategic partners. We believe that through a mobile, web and embedded customer acquisition strategy we can deliver attractive customer acquisition costs while meeting customers in the marketplace.
•Embedded. We build upon the mobile and web customer experiences of distribution partners to reach a captive customer base with an embedded solution. Through our proprietary and fully-integrated application programming interfaces, or APIs, we are able to engage prospective customers in contextually relevant third-party applications. We expect increased penetration of this channel over time as we seek to grow embedded relationships with other tech-enabled companies, offering access to relevant customer bases.
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
•Channel Media. We build consideration and drive intent through household-level targeted digital media channels such as YouTube and Hulu, as well as more traditional media channels such as billboards, regional TV and radio and direct mail. We utilize these media channels to drive awareness when launching in new markets and to actively target customers in active states.
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
•Agency. We continue to invest in a product to bring the speed and ease of our technology to the independent agency channel. This channel provides access to a larger demographic of customers and we believe it has staying power. We developed an efficient quote and bind process that reduces the time the agent needs to spend with the customer, allowing agencies to be an efficient acquisition channel for us.
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
Capital Management
As a full-stack insurance company, we operate a “capital-efficient” business model which utilizes elevated levels of reinsurance. Our capital management strategy has three core objectives: (1) prioritize revenue and targeted profitable customer growth while also maintaining regulatory capital requirements; (2) source efficient capital to support customer acquisition costs; and (3) mitigate impact of large losses or tail events. Together these strategies serve to maximize returns on shareholder capital as we grow.

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
Our Strategy
We are focused on the following strategies to continue penetrating the $273 billion U.S. auto insurance market. In the near term, our primary focus is to execute on the auto opportunity at hand. In the longer-term, we plan to continue to develop additional growth opportunities through the expansion of product offerings.
•Execute the Auto Opportunity
◦Better, fairer pricing. We will never stop working to improve our ability to segment risk by increasing the influence of behavioral factors in our underwriting and pricing models. Our primary tool for improvement is to continue applying data science. Over time, we hope that we can replace all correlation-related inputs to our pricing model, such as credit scores, with a fully behavioral pricing model. We would view this as the ultimate achievement in customer transparency and fairness.
◦Expand embedded experience. We will continue to leverage our technology to embed with strategic partners and engage prospective customers at contextually relevant times. We expect increased penetration of this channel over time as we seek to grow embedded relationships with other tech-enabled companies, offering access to additional customer bases.
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
We may selectively pursue additional investments, acquisitions and partnerships to accelerate any of our growth and profitability objectives or to improve our competitive positioning within existing and new products.

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
As of December 31, 2022, we had five issued patents with four non-provisional patent applications and four continuation applications pending examination in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property.
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

People at Root
As a tech-enabled insurance company, we view talent as one of our differentiating factors. We believe our employees’ knowledge, skills, and the way they work provide a competitive advantage allowing us to innovate, move with speed and bring subject matter expertise to the market for our customers and shareholders.
Our Company is founded on a core set of values: be curious and push boundaries, be courageous and build trust, and be focused and deliver impact. These values form the basis of our people strategy, which is to give employees voice and choice, build leadership capability to ensure our leaders serve as trusted advisors and the source of truth for our employees, and create a sense of belonging for all employees at all levels. These three pillars underscore each step of the employee lifecycle.
During the past two years, we have made fundamental changes because of the COVID-19 pandemic. This includes moving to a “work where it works best” working environment whereby we allow employees to tell us where they would like to work – in an office, or outside an office anywhere in the continental United States. This choice allows us to help employees manage their health and the health of their family members, provides them with flexibility to live where they would like, changes our geographic footprint, and empowers our leaders to be creative in finding solutions that are mutually beneficial for our employees, customers, and shareholders.
Employees
As of December 31, 2022, we had 765 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. In the first quarter of 2022, in response to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities we instituted an organizational realignment, including an involuntary workforce reduction affecting approximately 330 employees, which represented approximately 20% of our workforce at the time. Most of the reduction was driven by optimizing certain sales and claims departments. These departments saw a reduced workload that corresponded with the strategic reduction in marketing spend and lower claims volume in the second half of the year.
In addition, in the fourth quarter of 2022, we initiated a company-wide involuntary workforce reduction of approximately 160 employees, which represented approximately 20% of our workforce at the time. The majority of the impacted employees were notified on November 9, 2022. The action was taken as part of our efforts to improve efficiency and operating costs, and prioritize resources to further strengthen our pricing and underwriting foundation and the continued development of our embedded products. We believe this action will help extend our capital runway. All the impacted employees from restructuring activities during the year were supported with financial and career placement assistance. We have not experienced any work stoppages throughout the year.
Belonging at Root
We are committed to respecting, leveraging, and rewarding the unique views and contributions of all team members by increasing diversity while building and sustaining a culture of inclusivity and belonging. We are evolving in our approach to a more integrated strategy focused on attracting talent, retaining talent, and serving in our communities. Our board of directors continues to be actively involved in this process, prioritizing representation at all levels in the Company, and overseeing our belonging efforts at the full board level.
Ethics and Company Values
In addition to applicable laws and regulations, our Code of Conduct, company values and policies provide the grounding for our ethical framework. Employees are encouraged to report any unusual behavior or any non-compliant activities through a variety of vehicles to include our anonymous reporting system. On an annual basis, we provide compliance training to, and require acknowledgement of our Code of Conduct and other key policies by, every employee. We strive to ensure our new employees know how and what to report. We have an open-door policy that allows employees to reach out to leaders, our People team, our Legal team and/or Compliance/Internal Audit teams to ensure that their concerns are communicated and addressed.

Hiring and Retaining Talent
We are continually working on building a culture of attraction and retention of key talent. Our recruiting approach has moved from a Columbus-centric approach to a National landscape in order to attract the best talent to innovate and meet the needs of our customers in a multitude of ways. Our focus on employee engagement continues with employee surveys and feedback opportunities to create action plans to address needs. We have implemented a performance development process to ensure that employees receive timely and actionable feedback and can improve their performance and voice their career aspirations.
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
Insurance Regulation
We are subject to insurance regulation in the jurisdictions in which we transact insurance through our licensed insurance carriers and producer subsidiaries in the United States. Insurance regulatory authorities have broad administrative powers to regulate all aspects of an insurance carrier or producer’s business, including the powers to restrict or revoke licenses to transact business, and to levy fines and monetary penalties against insurers and insurance producers found to be in violation of applicable laws and regulations. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to:
•prior approval of transactions resulting in a change of “control” (as such term is defined under the Insurance Holding Company System Regulatory Act of Ohio, or the Ohio Holding Company Act, and the Delaware Insurance Holding Company System Registration Act, and together with the Ohio Holding Company Act, the Holding Company Acts);
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
Required Licensing
We have two wholly-owned regulated U.S. insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, or Root Property & Casualty. Root Insurance Company, an Ohio-domiciled insurer, is admitted in the state of Ohio to transact certain lines of property and casualty insurance, maintains licenses to transact insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia. Root Property & Casualty is domiciled in Delaware and admitted in all 50 states and the District of Columbia to transact certain lines of property and casualty insurance (including to sell personal auto insurance in 48 states and the District of Columbia). Since Root Insurance Company is our regulated insurance subsidiary with the largest premium volume, Ohio is considered our primary state insurance regulator.
We have a reinsurance captive subsidiary, Root Re, domiciled in the Cayman Islands.
Our licensed insurance producer subsidiaries, Root Insurance Agency, LLC, Root Lone Star Insurance Agency, LLC, and Root Scout, LLC, must maintain an insurance producer license in every state in which they sell, solicit or negotiate insurance. Root Insurance Agency, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in 44 states and the District of Columbia, which excludes California, Florida, Massachusetts, Minnesota and New York. Root Lone Star Insurance Agency, LLC currently holds a resident managing general agency license in Texas. Root Scout, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in 46 states and the District of Columbia, which excludes Alabama, Hawaii, and Minnesota.
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
ORSA
Pursuant to the Own Risk and Solvency Assessment, or ORSA, an insurance company with gross written and unaffiliated assumed premium of more than $500 million or that is part of an insurance group with gross written and unaffiliated assumed premium of more than $1 billion must maintain a risk management framework to assist the insurer with identifying, assessing, monitoring, managing, and reporting on its material and relevant risks. In addition, the insurer must regularly conduct an own risk and solvency assessment in accordance with NAIC’s ORSA Guidance Manual. Upon the request of the superintendent of the Ohio DOI, and not more than once a year, an insurer must submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. Root Insurance Company became subject to ORSA in 2020 since it had gross written and unaffiliated assumed premium in excess of $500 million for that year and its first assessment was due prior to the end of fiscal year 2021. Root, Inc. filed its first ORSA summary report with the Ohio DOI on December 30, 2021 and its second ORSA summary report with the Ohio DOI on December 30, 2022.
Restrictions on Paying Dividends
We are a holding company that transacts a majority of its business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations depends on the results of operations of our operating subsidiaries and on the ability of such subsidiaries to provide us with cash, whether in the form of dividends, distributions, loans or otherwise. The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory DOI. “Extraordinary dividend” is defined under the Code as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten percent of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the twelve-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2022, neither Root Insurance Company nor Root Property & Casualty were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.”
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
Risk-Based Capital and Group Capital
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

Both Ohio and Delaware have adopted the model legislation promulgated by the NAIC pertaining to risk-based capital and require annual reporting by insurers domiciled within such states to confirm that the insurer is meeting its risk-based capital requirements. Insurers falling below a risk-based capital threshold may be subject to varying degrees of regulatory action. An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the Company intends to take that are reasonably expected to result in the elimination of the Company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100% and 70% of its authorized control level risk-based capital. When total adjusted capital falls below 70%, a mandatory control event is triggered which results in the supervisory DOI placing the insurance company in receivership and assuming control of the operations of the insurer. Root, Inc. entered into an agreement with the Superintendent of Insurance, State of Ohio, or the Superintendent, guaranteeing that Root Insurance Company will maintain certain capital and surplus requirements or risk-based capital levels, whichever is greater, and such additional surplus as the Superintendent requires. The guarantee remains in effect until such time as the Superintendent may release Root, Inc. in writing. As of December 31, 2022, both Root Insurance Company and Root Property & Casualty’s risk-based capital levels are above any of these regulatory action level thresholds and our guaranteed threshold.
In addition, the NAIC has developed a group capital calculation covering all entities in our insurance company group for us in solvency monitoring activities. The group capital calculation provides regulators with an additional analytical tool for conducting supervisory activities. As of December 31, 2022, Ohio adopted the model legislation, which will become effective June 1, 2025 for those insurance holding company systems that do not write business outside the United States, like us.
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
Periodic Examinations
Our insurance subsidiaries are subject to on-site visits and financial and/or market conduct examinations by state insurance regulatory authorities. We are subject to financial condition examinations in any state in which one of our insurance company subsidiaries is domiciled. For example, Root Insurance Company is Ohio-domiciled and subject to a financial condition examination by the Ohio DOI at least every three to five years, during which the Ohio DOI reviews the Company’s financials, governance, and operations, including its relationships and transactions with affiliates. Root Insurance Company’s first financial condition examination by the Ohio DOI covered the period of January 1, 2015 through December 31, 2019 and was completed on July 8, 2021. Root Property & Casualty, a Delaware-domiciled insurer, was subject to a similar financial condition examination by the Delaware DOI, which covered the period of January 1, 2016 through December 31, 2020 and was completed on

February 2, 2022. The Ohio DOI and Delaware DOI examination reports are available to the public and contained no formal findings. Additionally, no financial statement adjustments were required as a result of the Ohio DOI and the Delaware DOI examinations.
We are also subject to market conduct examinations in any state in which one of our insurance subsidiaries issues policies. Market conduct examinations examine an insurer’s conduct toward policyholders, including complaint handling, marketing, claims, policyholder notice, rate and form filing, and customer service. These examinations can result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. Root Insurance Company is currently undergoing market conduct examination conducted by the Virginia Bureau of Insurance. The Virginia examination is expected to conclude in the first half of 2023. In addition, Root Re, our Cayman Islands subsidiary, is subject to inspections by the Cayman Islands Monetary Authority, or CIMA, on an ad-hoc basis and likely within a five-year period. To date no inspection has occurred.
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
We currently have products on file and approved in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Wisconsin.

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
From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special-interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs and expenses. In particular, auto insurers have come under increasing pressure because of inflation and other macroeconomic factors. Whether this pressure continues to exist depends on the macroeconomic environment. State regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict with precision the impact on our business of possible future legislative and regulatory measures regarding insurance rates.
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
We are also subject to the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and the California Privacy Rights Act, or CPRA, which took effect on January 1, 2023. The CCPA and CPRA give California residents the right to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed disclosures about how their personal information is used and shared. The CCPA and CPRA exempt certain information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, the Gramm-Leach-Bliley Act or the federal Driver’s Privacy Protection Act, which also apply to us. However, the definition of “personal information” in the CCPA is broad and encompasses other information that we process beyond the scope of this exemption.
Cybersecurity
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider and adopt new cybersecurity regulations. On October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. A number of states have adopted versions of the Insurance Data Security Model Law, each with a different effective date. Root takes steps to comply with financial industry cybersecurity regulations and believes it complies in all material respects with their requirements but the patchwork nature of the laws in this area currently can make it more costly and difficult to ensure compliance. Our board of directors oversees cybersecurity risk management and delegates oversight of our information security program to our executive officers and chief information security officer, who is responsible for the day-to-day management of our information security program and provides updates to the Audit, Risk and Finance committee of our board of directors at each of its meetings. Our incident response team, headed by our general counsel, reports material information security incidents to our executive officers, who in turn report them to our board of directors.

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
Available Information
General information about Root, Inc., including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, can be found at ir.joinroot.com under the “Governance” tab by selecting “Documents & Charters.” We will post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics requiring disclosure under applicable rules within four business days of the amendment or waiver. Charters for the Audit, Risk and Finance Committee, Compensation Committee, and Nominating and Governance Committee are also available at this location. Root, Inc. uses its website, ir.joinroot.com, as a channel for routine distribution of important information, including news releases and other investor communications. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. Additionally, the SEC maintains a website (www.sec.gov) that contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website is not incorporated into this Annual Report on Form 10-K or other securities filings.

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
Risks Related to Our Business
We have a history of net losses and could continue to incur substantial net losses in the future. We may not be able to grow or achieve or maintain profitability in the future.
We have incurred net losses on an annual basis since our incorporation in 2015, and we may incur significant net losses in the future. We incurred net losses of $297.7 million, $521.1 million and $363.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. We had an accumulated loss of $1,567.8 million and $1,270.1 million as of December 31, 2022 and December 31, 2021, respectively.
The principal driver of our losses to date is our loss ratios associated with accidents by our customers. As a newer and historically high growth-focused full-stack insurance company, we have a higher proportion of new customers and/or customers who are inclined to more regularly shop for insurance relative to longer-tenured insurance companies. This higher proportion of new and shopper customers typically generates proportionately greater losses, thus impacting our loss ratio. Like with other more-tenured insurance companies, over time we expect a greater proportion of all customers will be renewal customers. Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustments expenses, or LAE, and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our results of operations and our profitability.
We expect accumulated net loss to continue to increase as we continue to make investments in the development and expansion of our business. Expenses contributing to a net loss may occur in the areas of building embedded products, telematics, digital marketing, brand advertising, consumer-facing technologies, core insurance operations services and lines of insurance not presently offered by Root. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications or delays, or other losses (for example, litigation losses), which may result in increased costs, impacting our ability to grow. It is difficult to predict the size and growth rate of our market, demand for our services and success of current or potential future competitors and our investments to grow our business may not result in increased or sufficient revenue or growth for several years or at all. Additionally, we will continue to incur significant expenses in connection with the repayment of the outstanding principal and accrued interest on our term loan, and as a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company.
Our limited operating history may make it difficult to evaluate our current business and our future prospects. While our revenue has grown in some recent periods and contracted in others, our historic growth rate may not be sustainable. With changes to our focus areas of growth, our historic growth rates should not be considered indicative of future performance, and we may not realize sufficient revenue to achieve or maintain profitability. Revenue growth rates may slow in future periods due to a number of reasons. We may choose to preserve capital, change our focus areas of growth, or encounter unforeseen or unpredictable factors, which may result in increased operating expenses, other losses, complications or delays slowing demand for our service, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be seriously harmed and we may not achieve or maintain profitability in future periods.
We may lose existing customers or fail to acquire new customers, including through our embedded insurance channel, and our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive. If we are unable to maintain the levels of customer service or continue technological innovation and improvements, our prospects for future growth may be materially adversely affected.
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
We have invested in growth strategies by utilizing unique customer value propositions, differentiated product offerings and distinctive advertising campaigns. In addition, we have invested in and are actively attempting to expand our embedded insurance offering. If we are unsuccessful through these strategies in generating new business, retaining a sufficient number of customers or retaining or acquiring key relationships, our ability to maintain or increase premiums written or the ability to sell our products could be adversely impacted. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively within our industry, or that competitive pressures will not have a material effect on our business, results of operations or financial condition. If we fail to remain competitive on customer experience, pricing, and insurance coverage options, our ability to grow our business may also be adversely affected.

There are many other factors that could negatively affect our ability to maintain or grow our customer base, including if:
•we fail to offer new and competitive products, or fail to obtain regulatory approvals necessary for expansion into new markets or in relation to our products (such as underwriting and rating requirements);
•we fail to realize profits, retain customers, contract with additional partners to utilize products, or achieve other benefits from our embedded insurance offering;
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

Further, we are restricted by covenants in our Credit Agreement (as defined herein). These covenants restrict, among other things, our ability to incur additional debt without lender consent or grant liens over our assets, which may limit our ability to obtain additional funds.
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
Though we continue to monitor the COVID-19 pandemic closely, due to the continued developments, including as a result of new variants, the global breadth of its spread, the range of governmental and community reactions thereto and any delays in wide distribution, or public acceptance, of vaccines (including boosters), there is considerable uncertainty around its duration and ultimate impact. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience severe economic aftereffects, such as increased inflation and/or a recession, and we anticipate our business and operations could be materially adversely affected by either in the United States. The impact of the pandemic may also exacerbate the other risks described in these Risk Factors, and additional impacts may arise that we are not currently aware of, any of which could have a material effect on us. In addition, if there is a future resurgence of COVID-19 or the emergence of another pandemic, these negative impacts on our business may be further exacerbated. As a result, the full extent of the impact of the pandemic on our overall financial and operating results, whether in the near or long term, cannot be reasonably estimated at this time.
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
We may fail to maintain an effective embedded insurance product and/or fail to perform under the associated commercial arrangements.
We entered into a commercial agreement with Carvana on October 1, 2021, in which the parties agreed to develop an integrated automobile insurance solution for Carvana’s online car buying platform, and we will pay commissions to Carvana for insurance policies purchased by Carvana customers. The commercial agreement includes exclusivity rights to offer automobile insurance on Carvana’s platform, and we will partner exclusively with Carvana for an enterprise total loss replacement vehicle solution. In addition, we are pursuing commercial arrangements with other potential partners to utilize an embedded insurance offering. If we or our commercial counterparties, including Carvana, are unable to satisfy obligations under commercial arrangements, if we are unable to maintain an effective embedded insurance product, if we are unable to contract with additional partners to utilize the product, or if our embedded partners experience difficulty with their businesses or if they or we are unable to attract insurance customers, that could have a material and adverse effect on our business, financial condition and results of operations.

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
From time to time (including in 2022), competition for limited and/or high-value advertising space from our competitors or other companies can result in increases in the costs we incur in our marketing efforts. These increases to our customer acquisition costs depend on a number of factors outside of our control and can negatively affect our business and operating results.
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
Limitations or blockages on our ability to collect, use or share data derived from use of our mobile app may also restrict our ability to analyze such data to facilitate our product improvement, research and development and advertising activities. For example, in 2021, Apple implemented a requirement for applications using its mobile operating systems to obtain an end-user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes, as well as other restrictions that could adversely affect our business.
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
Our expansion within the United States will subject us to additional regulatory approvals and costs and risks, and our plans may not be successful.
Our success depends in significant part on our ability to expand into additional markets in the United States. We currently hold Certificates of Authority in 50 states and the District of Columbia and operate in 34 of those states. We plan to have a presence in all 50 states and the District of Columbia, but cannot guarantee that we will be able to provide nationwide coverage on that timeline or at all. Generally, regulators in states in which our applications were withdrawn preferred that we seek approval at such time that we could demonstrate an underwriting profit and/or willingness to commit to a risk-based capital position greater than what had been required by the Ohio Department of Insurance, or the Ohio DOI.
As we seek to expand in the United States, we may incur significant operating expenses, including expenses in connection with securing applicable regulatory approvals, marketing, hiring additional personnel, engaging third-party service providers and other research and development costs. If we invest substantial time and resources to expand our operations while our revenues from those additional operations do not exceed the expense of establishing and maintaining them, or if we are unable to manage these risks effectively, our business, results of operations and financial condition could be adversely affected.
Moreover, our expansion may not be successful for a variety of reasons, including because of:
•one or more states could revoke our license to operate, or implement additional regulatory hurdles that could preclude or inhibit our ability to obtain or maintain our license in such state;
•failures in identifying and entering into joint ventures with strategic partners, or entering into joint ventures that do not produce the desired results;
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
•limitations on the repatriation and investment of funds.
If we fail to grow our geographic footprint or geographic growth occurs at a slower rate than expected, our business, results of operations and financial condition could be materially and adversely affected.
Our technology platform may not operate properly or as we expect it to operate.
We utilize our technology platform to gather customer data in order to determine whether or not to write and how to price our insurance products. Similarly, we use our technology platform to process many of our claims. Our technology platform is expensive and complex, its continuous development, maintenance and operation may encounter unforeseen difficulties including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select our customers, incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. These errors could cause us to select an uneconomic mix of customers, encounter customer dissatisfaction, which could lead customers to cancel or fail to renew their insurance policies with us or make it less likely that prospective customers obtain new insurance policies, underprice policies or overpay claims, or incorrectly deny policyholder claims and become subject to liability. Additionally, technology platform errors may lead to unintentional bias and discrimination in the underwriting process, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, results of operations and financial condition.
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
State insurance regulators perform examinations of insurance companies under their jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities at least every three to five years. Root Insurance Company is Ohio-domiciled and has completed, its first financial examination with the Ohio DOI, which includes a review of the Company’s financials, governance, and operations, including its relationships and transactions with affiliates, and a specific examination of our pricing and underwriting methodologies and our regulatory capital. Similarly, Root Property & Casualty is a Delaware-domiciled insurer and completed a similar financial examination by the Delaware DOI. If, as a result of examinations, our regulators determine that our financial condition, capital resources or other aspects of any of our operations are not satisfactory, or that we have violated applicable laws or regulations, such regulator may subject us to fines or other penalties and/or require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as pursuant to an enforcement action or, in the case of regulatory capital, require us to maintain additional capital. The results of the examinations are a matter of public record, and our reputation may also be harmed by such penalties.
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
Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Colorado.
Approximately 35.4% of our gross premiums written for the year ended December 31, 2022 originated from customers in Texas, Georgia and Colorado. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, and cause material losses in Texas, Georgia or Colorado, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in Texas, Georgia or Colorado may expose us to more significant risks.
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
The requirements of the CCPA expanded substantially in January 2023 as a result of California voters approving the CPRA- in November 2020. The CPRA gives California residents the ability to: limit use of precise geolocation information and other categories of information classified as “sensitive”; add e-mail addresses and passwords to the list of personal information that, if lost or breached, would entitle affected individuals to bring private lawsuits; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, the CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.
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
We depend on our senior management, including Alexander Timm, our Chief Executive Officer. We have experienced turnover among our senior management and employees. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management and other key personnel, including as a result of our workforce reductions or our business results, we may not be able to successfully manage our business, meet competitive challenges or achieve our business objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.
New legislation or legal requirements may affect how we communicate with our customers, which could have an adverse effect on our business model, financial condition, and results of operations.
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
Further, the NAIC has promulgated a Model Regulation to Define Standards and Commissioner's Authority for Companies Deemed to be in Hazardous Financial Condition, or the Hazardous Financial Condition Standards, which has been adopted by states in whole or part. If our financial condition is deemed by state insurance regulators to meet the Hazardous Financial Conditions Standards, it could subject us to heightened regulatory scrutiny or measures or create uncertainty around the stability of our financial condition, which could harm our business. The Ohio DOI has determined that our financial condition does meet certain of those standards and requires us to provide the Ohio DOI with monthly financial reports. The South Carolina Department of Insurance and the Florida Office of Insurance Regulation also require the provision of monthly financial reports.
Similarly, our wholly-owned, Cayman Islands-based captive reinsurer, Root Re, is subject to additional capital and other regulatory requirements imposed by the CIMA. Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of Root Re’s Class B(iii) insurer license, which could adversely impact our ability to improve our overall capital efficiency and support our “capital-efficient” model.
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
We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature, or fraud that may be perpetrated by employees or external parties.
If we fail to maintain adequate systems and processes to prevent, monitor and detect fraud, including fraudulent policy acquisitions or claims activity, or if inadvertent errors occur with such prevention, monitoring and detection systems due to human or computer error, our business could be materially adversely impacted. While we believe past incidents of fraudulent activity by customers, purported customers and/or claimants have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud. Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on our business and reputation.

In February 2023, we filed suit against a former senior marketing employee and other defendants to recover approximately $10 million of funds we believe were misappropriated, but there can be no guarantee that we will be able to recover any funds from such former employee or the other defendants. While we maintain insurance coverage to protect us against such loss, our coverage is less than the amount of that loss and may be insufficient or inadequate to cover future losses.
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
We currently hold various domain names relating to our brand, including root.com, rootinsurance.com and root-enterprise.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our mobile app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
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
Although we aim to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain agents’ errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.
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
We are subject to statutory property and casualty guaranty fund assessments in many states in which we do business. The purpose of a guaranty fund is to protect customers in a particular state by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers in such state. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer's share of voluntary premiums written in the state. During the year ended December 31, 2022, the amounts we contributed to such funds were immaterial; however, as we enter new states the amount we are required to contribute may increase materially.
Maximum contributions required by law in any one year vary by state. We cannot predict with certainty the amounts of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments due to a rise in insurance insolvencies could have a material adverse effect on our financial condition and results of operations.
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

As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Members of the insurance industry are periodically the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. We are currently defending putative class actions filed in Texas and Louisiana. Claims against insurers could be based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ a technology platform to collect customer data, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.
Additionally, on May 19, 2021, a purported class action complaint was filed against the Company and certain of its current officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders alleging that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, in connection with and following the Company’s initial public offering. On June 27, 2022, a verified shareholder derivative complaint was filed against certain of the Company’s current and former officers and directors in the U.S District Court for the District of Delaware (Case No. 1:22-cv-00865). The Company was named as a nominal defendant. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties, were unjustly enriched, wasted corporate assets, and are liable under Section 11(f) of the Securities Act, in connection with and following the Company’s initial public offering. This litigation can subject us to substantial costs and divert resources and the attention of management from our business. If these claims are successful, our business could be seriously harmed. Even if the claims do not result in protracted litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2022, we had federal income tax net operating losses, or NOLs, of approximately $1,268.9 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code, or the Code, or otherwise. Of our federal NOLs, $640.7 million of losses will begin to expire in tax years 2035 through 2042 and $628.2 million of losses can be carried forward indefinitely.

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
The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize non-P&C NOL carryforwards in taxable years beginning after December 31, 2020, to 80% of taxable income. In addition, federal non-P&C NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but carryback of NOLs are generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before January 1, 2021 and after December 31, 2017. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. The new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023.
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

Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have an adverse effect on our results of operations and financial condition.
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. Our regulated insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, obtain reinsurance to help manage exposure to property and casualty insurance risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance policies, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our regulated insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. We are also subject to the risk that under applicable insurance laws and regulations we may not be able to take credit for the reinsurance on our financial statements and instead would be required to hold separate admitted assets as reserves to cover claims on the risks that we have ceded to the reinsurer. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
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
Reinsurance subjects us to risks of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have an adverse effect on our results of operations and financial condition.
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
Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Federal Reserve Board, the Federal Insurance Office, the U.S. Department of Labor, the U.S. Department of Justice and the National Labor Relations Board. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act, or FCRA. Among other things, the FCRA requires that insurance companies (i) have a permissible purpose before obtaining and using a consumer report for underwriting purposes and (ii) comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws could subject us to regulatory fines and other sanctions. In addition, given our short operating history and rapid rate of growth, we are more vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, or with respect to our customer communications, and consumer-initiated litigation, including class action litigation, pursuant to regulations providing a private right of action. As a result of such noncompliance, regulators have in the past imposed non-material fines and penalties and could in the future impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.
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
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. As an example, an insurance holding company system’s ultimate controlling person is required to submit annually to its primary state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. As the ultimate controlling person in the insurance holding company system, we are required to file an annual enterprise risk report. On behalf of Root Insurance Company and Root Property & Casualty Insurance Company, Root Inc. submitted its annual enterprise risk report with Ohio on June 1, 2022. Other changes include the requirement that a controlling person submit prior notice to its supervisory insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its supervisory insurance regulator.
There is also risk that insurance holding company systems may become subject to group capital requirements at the holding company level. The NAIC has developed a group capital calculation covering all entities in our insurance company group for us in solvency monitoring activities. The group capital calculation provides regulators with an additional analytical tool for conducting supervisory activities. The state of our primary state insurance regulator, Ohio, provides that an insurance holding company system that does not write business outside the United States, like us, is not required to file a group capital calculation until June 1, 2025.
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
We provide automobile and renters insurance products primarily through our websites, mobile apps, and embedded insurance product, which compete with traditional offline insurance counterparts. We believe that the continued growth and acceptance of online products and services as well as those offered through mobile devices generally will depend, to a large extent, on the continued growth in commercial use of the internet and mobile apps, and the continued migration of traditional offline markets and industries online.
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
Recorded claim reserves, including case reserves, salvage and subrogation and incurred but not reported, or IBNR, claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, state mix, contractual terms, industry payment and reporting patterns, and changes in claim reporting, and settlement practices. External factors are also considered, such as court decisions, changes in law and litigation imposing unintended coverage. We also consider benefits, such as requiring the availability of multiple limits for a single loss occurrence. Regulatory requirements and economic conditions are also considered.

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
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy, which is routinely reviewed by the Audit, Risk and Finance Committee. However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of February 16, 2023, holders of our Class B common stock collectively beneficially own shares representing approximately 83.5% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 19.0% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations have and may continue to increase our legal, accounting, investor relations, financial and other costs and expenses, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of U.S. government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Being a public company and the associated rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit, Risk and Finance committee and Compensation Committee, and qualified executive officers.
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
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company will have been detected.
We identified and disclosed control deficiencies as of December 31, 2022 that constituted a material weakness. We determined that there were control deficiencies within monitoring controls and the control environment, including the circumvention of control activities that aggregated to a material weakness. We are taking action and intend to remedy the material weakness. For more information regarding the material weakness, refer to Part II Item 9A, “Controls and Procedures.”
There can be no assurance that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm determines that we have additional material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital markets.
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
Risks Related to Our Indebtedness
Our Credit Agreement includes a floating interest rate that exposes us to interest rate risk, and the terms of our Credit Agreement place restrictions on our operating and financial flexibility. Our failure to comply with covenants contained in the Credit Agreement may result in acceleration of our repayment obligations, which could harm our liquidity, financial condition, operating results, business and prospects and cause the price of our Class A common stock to decline.
Root is a party to a five-year term loan agreement by and among Root, Caret Holdings, Inc., or Caret, as borrower, and other subsidiary loan parties, the lenders party thereto, or the Lenders, and Acquiom Agency Services LLC, as the administrative agent for the Lenders, or the Credit Agreement, pursuant to which, Caret has borrowed a principal amount of $300 million, all of which is currently outstanding. Interest is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9%, plus 0.26161% per annum. Rising interest rates have an adverse impact on the cost of debt and results in less cash available to utilize in our operations, and could have a material adverse effect on our business and financial condition.
The Credit Agreement includes limitations that restrict and limit, among other things, our ability to incur other indebtedness and liens, make restricted payments and investments, transfer or sell certain assets, engage in transactions with affiliates, and includes covenants requiring our cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200 million at all times. This threshold may be reduced to $150 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross premiums earned of 12%; or ceasing any customer acquisition spend outside of the Carvana agreement and reducing our monthly cash burn to no greater than $12 million.
The Credit Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control and judgment defaults. A breach of any of these covenants could result in default under our Credit Agreement, which could prompt lenders to declare all amounts outstanding under the Credit Agreement to be immediately due and payable. A repayment of our debt would materially reduce our cash position and may cause insurance regulators to review our financial condition and require us to take actions to raise additional funds via equity or debt, which may be at less favorable terms than under the Credit Agreement. If we do not have sufficient cash or reserves, insurance regulators could take regulatory action. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. An acceleration of our outstanding indebtedness could have serious consequences to our financial condition, operating results, and business.
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
To the extent that we pay the consideration for any future acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Future acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill in our consolidated balance sheet, any of which could seriously harm our business.
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
•the success of our embedded insurance platform;
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
•our ability to identify and engage in joint ventures and strategic partnerships;
•the impact of litigation or other losses;
•the effect of increasing interest rates on our available cash;
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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our corporate headquarters is located in Columbus, Ohio, and consists of 43,228 square feet under a lease agreement that expires in 2027. We lease all of our facilities and do not own any real property. We also sublease certain office space to the extent we no longer need that space for current and anticipated future needs. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
For additional information regarding our leases, refer to Note 8, “Leases,” in the Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, except as noted in Note 13, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.

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
Holders of Record
As of February 16, 2023, Root had 40 common stockholders of record of Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
As of February 16, 2023, Root had 46 common stockholders of record of Class B common stock.
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
Issuer Purchases of Equity Securities
None.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. This Management’s Discussion and Analysis does not discuss 2020 performance or a comparison of 2021 versus 2020 performance for select areas where we have determined the omitted information is not necessary to understand our current period financial condition, changes in our financial condition, or our results. The omitted information may be found in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on February 23, 2022.
Overview
Root is a tech-enabled insurance company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate primarily a direct-to-consumer model in which we currently acquire the majority of our customers through mobile applications. We are also focused on expanding our embedded insurance platform, where we acquire customers through strategic partnerships.
We believe the Root advantage is derived from our unique ability to efficiently and effectively bind auto insurance policies quickly, through direct and embedded channels, aided by segmenting individual risk based on complex behavioral data and proprietary telematics. Our customer experience is built for ease of use and a product offering made possible with our full-stack insurance structure. These are all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain—from customer acquisition to underwriting to claims and administration to ongoing customer engagement.
Our model benefits from portfolio maturity. As we scale the business and develop our embedded products, our results are disproportionately weighted towards new customers compared to traditional insurance carriers. As we build an underlying base of recurring customers, we expect the following financial impacts:
•Improved loss ratio. Renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals and drive down the loss ratio across our portfolio. We also continue to revise contracts to tighten underwriting and implement rate increases to control the impact of increased loss costs.
•Reduced marketing as a percentage of premium. Certain recurring customer premiums have no associated customer acquisition costs and minimal underwriting costs, driving profitability. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals without associated marketing costs.
•Increased revenue per customer. Over time we expect to refine our fee schedules to be more consistent with industry norms. This, paired with strengthened underwriting, will facilitate the opportunity to generate additional fee revenue per customer.
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe this allows us to operate with a cost to acquire and cost to serve advantage. We continue to develop machine learning loss models, which allows us to respond more quickly to changes in the market, improve pricing segmentation and take appropriate and timely rate actions. We efficiently acquire customers directly through multiple channels, including embedded, digital (performance), channel media, referrals and agency. Our evolving acquisition strategy includes utilizing our embedded platform through current and future embedded partners. Traditionally, our marketing costs have historically been well below industry averages, although in any given period, these costs can vary by acquisition strategy, channel mix, by state, or due to seasonality or due to the competitive environment. Today, we acquire the vast majority of our customers through the embedded platform, mobile app and mobile website. We believe that through prudent investment in and diversification of our marketing channels, including a focus on embedded insurance through our current and future strategic partners, and leveraging proprietary data science and technology will position us for more sustainable, long-term and profitable growth.
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures at elevated levels of reinsurance. These reinsurance structures deliver three core objectives (1) top-line growth without a commensurate increase in regulatory capital requirements, (2) support of customer acquisition costs and (3) protection from outsized losses or tail events. We expect to maintain an elevated level of third-party quota share reinsurance while scaling our business in order to operate a capital-efficient business model. As our business scales, we expect to have the flexibility to reduce our quota share levels to maximize the return to shareholders.
We have included net loss and LAE ratio, net expense ratio, and net combined ratio as key performance indicators, which include the impact of reinsurance. These net metrics are useful to help illustrate the underwriting and operating expense performance and operating health of the overall business. A combined ratio under 100% indicates an underwriting profit while a combined ratio over 100% indicates an underwriting loss.
Given the significant impact of reinsurance on our results of operations, we use certain gross basis key performance indicators to manage and measure our business operations and enhance investor understanding of our business model prior to reinsurance. We believe our long-term success will be apparent through the progression of our gross metrics. Results of operations on a gross basis alone are not achievable under our regulatory landscape given our historical top-line growth and resulting capital requirements, which are relieved, in part, by obtaining reinsurance. The gross metrics have historically included gross premiums written, gross premiums earned, direct contribution, gross loss ratio, gross LAE ratio and gross accident period loss ratio. We have added gross expense ratio and gross combined ratio as key performance indicators and we believe these metrics provide useful insight to illustrate the expense and operating health of the business, prior to reinsurance. A gross combined ratio under 100% indicates an underwriting profit, prior to reinsurance, while a gross combined ratio over 100% indicates an underwriting loss, prior to reinsurance.
In addition to our gross basis metrics, management uses adjusted earnings before interest, tax, depreciation, amortization, or adjusted EBITDA, as an integral part of managing our business. We believe adjusted EBITDA provides investors with useful insight into our business because such measure eliminates the effects of certain charges that are not directly attributable to our underlying operating performance. For additional information, including definitions of these key metrics, see “— Key Performance Indicators” and for reconciliations of Direct Contribution and adjusted EBITDA to the most directly comparable generally accepted accounting principles in the United States, or GAAP, metric, see “— Non-GAAP Financial Measures.”
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

Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. We intend to continue to drive new customer growth by leveraging our differentiated consumer experience, our embedded channel, machine learning loss models and our telematics-based pricing. Additionally, our proprietary dataset will continue to scale as we grow, enabling us to enhance our predictive models to further improve pricing and attract potential new customers. We will also continue to target attractive potential customer segments through our embedded experience and digital marketing channels. Our ability to attract new customers will depend on a number of factors, including the pricing of our products, offerings of our competitors, our ability to expand into new markets, success of our embedded channel and the effectiveness of our marketing efforts. Our ability to attract and retain customers depends on maintaining and strengthening our brand by providing superior customer experiences and competitive pricing. In particular, we are challenged by traditional insurers who have more diverse product offerings and longer established operating histories. These competitors can mimic certain aspects of our digital platform and offerings, and as they have more types of insurance products, can offer customers the ability to “bundle” multiple coverage types together, which may be attractive to many customers.
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
Our Ability to be Licensed in all States in the United States
Our long-term growth opportunity will benefit from our ability to provide insurance across more states in the United States. Today, we are currently licensed in 50 states (48 states for personal auto) and the District of Columbia and operate in 34 of those states. Our state expansion has unlocked a large total addressable market for sustained growth, made our direct targeted marketing more efficient and created an opportunity to build a national brand, supporting our marketing holistically.
Our Ability to Expand Premiums Through Cross-Sell and Fee Income Per Policy
We are in the early stages of cross-selling non-auto products across our customer base. In 2019, we began offering renters insurance and, in May 2020, we launched our homeowners insurance product in partnership with Homesite Insurance, or Homesite. Cross-sales allow us to generate additional premiums (renters) and fee income (homeowners) without material incremental marketing spend, and ultimately higher revenue per customer. We have also observed that bundling products with auto insurance improves retention as the relationship with our customer expands. Our success in expanding revenues through cross-sales and greater fee income per policy depends on our marketing efforts with new products, continuous state expansion of these offerings and the pricing of our bundled products and continuing to refine the fee schedules in our policyholder contracts to be more consistent with industry norms. The success of our renters insurance offering is also subject to our ability to develop underwriting capabilities to adequately price renters risk.
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
Comprehensive Reinsurance
We expect to continue to utilize reinsurance in the future, and our diversified approach to reinsurance allows us to be flexible in response to changes in market conditions or our own business changes, which allows us to strategically fuel profitable growth and technology investment by optimizing the amount of capital required.
Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. There were certain key performance indicators that management no longer utilized to actively monitor the performance of the business and we believe are no longer useful metrics to provide as key performance indicators. These metrics include the renters policies in force, renters premiums per policy, renters premiums in force, adjusted gross profit/(loss), gross margin, ratio of adjusted gross profit/(loss) to total revenue, ratio of adjusted gross profit/(loss) to gross premiums earned, ratio of direct contribution to total revenue and ratio of direct contribution to gross premiums earned.

We believe the non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See the section titled “— Non-GAAP Financial Measures” for additional information regarding our use of direct contribution and adjusted EBITDA and their reconciliations to the most directly comparable GAAP measures.

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions, except Premiums per policy)
Policies in force	220,354	354,371	322,759
Premiums per policy	$1,220	$1,006	$939
Premiums in force	$537.7	$713.0	$606.1
Gross premiums written	$600.0	$742.6	$616.8
Gross premiums earned	$643.6	$719.6	$605.2
Gross profit/(loss)	$(32.2)	$(51.9)	$(14.2)
Net loss	$(297.7)	$(521.1)	$(363.0)
Direct contribution	$27.6	$8.1	$18.9
Adjusted EBITDA	$(185.9)	$(446.1)	$(249.5)
Net loss and LAE ratio	122.8%	126.4%	112.5%
Net expense ratio	72.2%	134.5%	78.1%
Net combined ratio	195.0%	260.9%	190.6%
Gross loss ratio	82.1%	86.0%	82.0%
Gross LAE ratio	10.3%	10.5%	10.1%
Gross expense ratio	45.4%	71.3%	56.5%
Gross combined ratio	137.8%	167.8%	148.6%
Gross accident period loss ratio	80.9%	88.7%	76.1%
Policies in Force
We define policies in force as the number of current and active auto insurance policyholders underwritten by us as of the period end date. We view policies in force as an important metric to assess our financial performance because policy growth drives our revenue growth, expands brand awareness, deepens our market penetration, and generates additional data to continue to improve the functioning of our platform.
Premiums per Policy
We define premiums per policy as the ratio of gross premiums written on auto insurance policies in force at the end of the period divided by policies in force. We view premiums per policy as an important metric since the higher the premiums per policy the greater the amount of earned premium we expect from each policy.
Premiums in Force
We define premiums in force as premiums per policy multiplied by policies in force multiplied by two. We view premiums in force as an estimate of annualized run rate of gross premiums written as of a given period. Since our auto policies are six-month policies, we multiply this figure by two in order to determine an annualized amount of premiums in force. We view this as an important metric because it is an indicator of the size of our portfolio of policies as well as an indicator of expected earned premium over the coming 12 months. Premiums in force is not a forecast of future revenue nor is it a reliable indicator of revenue expected to be earned in any given period. We believe that our calculation of premiums in force is useful to investors and analysts because it captures the impact of fluctuations in customers and premiums per policy at the end of each reported period, without adjusting for known or projected policy updates, cancellations and non-renewals.

Gross Premiums Written
We define gross premiums written, as the total amount of gross premium on policies that were bound during the period less the prorated impact of policy cancellations. Gross premiums written includes direct premiums and assumed premiums. We view gross premiums written as an important metric because it is the metric that most closely correlates with changes in gross premiums earned. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, to manage our business because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE) are the key drivers of our future profit opportunities. Additionally, premiums ceded to reinsurers can change significantly based on the type and mix of reinsurance structures we use, and, as such, we have the optionality to fully retain the premiums from customers acquired in the future.
Gross Premiums Earned
We define gross premiums earned as the amount of gross premium that was earned during the period. Premiums are earned over the period in which insurance protection is provided, which is typically six months. Gross premiums earned includes direct premiums and assumed premiums. We view gross premiums earned as an important metric as it allows us to evaluate our premium levels prior to the impacts of reinsurance. It is the primary driver of our consolidated GAAP revenues. As with gross premiums written, we use gross premiums earned, which excludes the impact of premiums ceded to reinsurers to manage our business, because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE) are the key drivers of our future profit opportunities.
Gross Profit/(Loss)
We define gross profit/(loss) as total revenue minus net loss and LAE and other insurance (benefit) expense. We view gross profit/(loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit/(loss) excluding net investment income, net realized gains (losses) on investments, report costs, salaries, health benefits, bonuses, employee retirement plan related expenses and employee share-based compensation expense, allocated overhead, licenses, net commissions, professional fees and other expenses, ceded earned premium, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance (benefit) expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
See the section titled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, warrant compensation expense, restructuring charges, and write-off of prepaid marketing expense and reclassifications of certain sales and marketing expenses, and related legal and other fees, net of anticipated insurance recovery. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
See the section titled “— Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA.
Net Loss and LAE Ratio
We define net loss and LAE ratio expressed as a percentage, as the ratio of net loss and LAE to net premiums earned. We view net loss and LAE ratio as important metric because it allows us to evaluate loss trends as a percentage of net premiums and believe it is useful for investors to evaluate those separately from other operating expenses.
Net Expense Ratio
We define net expense ratio expressed as a percentage, as the ratio of all operating expenses less loss and LAE and less fee income to net premiums earned. We view net expense ratio as important because it allows us to analyze our expense and acquisition trends, net of fee income, and allows investors to evaluate these expenses exclusive of our loss and LAE expenses.
Net Combined Ratio
We define net combined ratio expressed as a percentage, as the sum of net loss and LAE ratio and net expense ratio. We view net combined ratio as important because it allows us to analyze our underwriting result trends and is a key indicator of overall profitability and health of the overall business. We believe it is useful to investors to evaluate these components separately and in the aggregate when reviewing our underwriting performance. A net combined ratio under 100% indicates an underwriting profit, while a net combined ratio greater than 100% indicates an underwriting loss.
Gross Loss Ratio
We define gross loss ratio expressed as a percentage, as the ratio of gross losses to gross premiums earned. Gross loss ratio excludes LAE. We view gross loss ratio as an important metric because it allows us to evaluate incurred losses and LAE separately prior to the impact of reinsurance.
Gross LAE Ratio
We define gross LAE ratio expressed as a percentage, as the ratio of gross LAE to gross premiums earned. We view gross LAE ratio as an important metric because it allows us to evaluate incurred losses and LAE separately. Currently, we do not cede any of our LAE to our third-party quota share reinsurance treaties; therefore, we actively monitor LAE ratio as it has a direct impact on our results regardless of our reinsurance strategy.
Gross Expense Ratio
We define gross expense ratio expressed as a percentage as the ratio of gross operating expenses less loss and LAE and less fee income to gross premiums earned. We view gross expense ratio as important because it allows us to analyze the underlying expense base of the business and establish expense targets, prior to the impact of reinsurance. We believe gross expense ratio is useful for investors to further evaluate business health and performance, prior to the impact of reinsurance.

Gross Combined Ratio
We define gross combined ratio expressed as a percentage as the sum of the gross loss ratio, gross LAE ratio and gross expense ratio. We view gross combined ratio as important because it allows us to evaluate financial performance and establish targets that we believe more closely reflects the underlying performance and profitability of the business prior to reinsurance. Further, we believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our gross underwriting performance. A gross combined ratio under 100% indicates an underwriting profit while a gross combined ratio greater than 100% indicates an underwriting loss, prior to the impact of reinsurance.
Gross Accident Period Loss Ratio
Gross accident period loss ratio, expressed as a percentage, represents all losses and claims expected to arise from insured events that occurred during the applicable period regardless of when they are reported and finally settled divided by gross premiums earned for the same period. Changes to our loss reserves are the primary driver of the difference between our gross accident period loss ratio and gross loss ratio. We believe that gross accident period loss ratio is useful in evaluating expected losses prior to the impact of reinsurance.
Components of Our Results of Operations
Revenue
We generate revenue from net premiums earned, net investment income, net realized gains on investments, fee income and other income.
Net Premiums Earned
Premiums written are deferred and earned pro rata over the policy period. Net premiums earned represents the earned portion of our gross premiums written, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. We expect net premiums earned to decrease in the short-term as our policies in force decrease continues to outpace premiums written from new business. In the near-term, we expect to grow new writings with our embedded products and greater average premiums per policy to generate growth in net premiums earned.
Net Investment Income
Net investment income represents interest earned from our fixed maturity and short-term investments and cash and cash equivalents and unrealized gains from our private equity investments less investment expenses. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates and changes in fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
Loss and Loss Adjustment Expenses
Loss and LAE include the costs incurred for claims, payments made and estimated future payments to be made to or on behalf of our policyholders, including expenses needed to adjust or settle claims, net of amounts ceded to reinsurers. Loss and LAE include an amount determined using adjuster determined case-base estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and LAE. These reserves are a liability established to cover the estimated ultimate cost to settle insured losses. The unpaid loss estimates consider loss trends, mix of business, and other risk factors impacting claims settlement. The method used to estimate unpaid LAE liability is based on claims transaction data, including the relative cost of adjusting and settling a range of claim types from express material damage claims to more complex injury cases.
Loss and LAE are net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity to write more business. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. Loss and LAE may be paid out over a period of years.
Various other expenses incurred during claims processing are considered LAE. These amounts include related salaries, health benefits, bonuses, employee retirement plan related expenses and employee share-based compensation expense, or Personnel Costs, for claims related employees; software expense; internally developed software amortization; and overhead allocated based on headcount, or Overhead.
Sales and Marketing
Sales and marketing expense includes spending related to performance and embedded channels, channel media, advertising, branding, public relations, sponsorship, consumer insights and referral fees. These expenses also include related Personnel Costs, Overhead and certain warrant compensation expense related to our embedded channel. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward completing Carvana’s online buying platform, or the Integrated Platform, under the Carvana commercial agreement.
We plan to continue investing in and diversifying our marketing channels, including costs incurred related to our embedded channel, to attract and acquire new customers, increase our brand awareness, and expand our product offerings within certain markets. We expect that in the long-term, our sales and marketing will decrease as a percentage of revenue as the proportion of renewals to our total business increases.

Other Insurance (Benefit) Expense
Other insurance (benefit) expense includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to our embedded channel, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance (benefit) expense also includes amortization of deferred acquisition costs like certain commissions, premium taxes, and report costs related to the successful acquisition of a policy. Other insurance (benefit) expense is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. These expenses are also recognized net of ceding commissions earned. Certain warrant compensation expense is recognized on a pro-rata basis for policies originated from the Integrated Platform towards milestones as defined under the Carvana commercial agreement.
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
General and Administrative
General and administrative expenses primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; and depreciation expense for computers, furniture and other fixed assets; write-offs; and restructuring costs associated with the involuntary workforce reductions. Restructuring costs include severance, benefits, share-based compensation, employee compensation expense, dependent upon continuous employment for certain employees, and related employee costs, real estate exit costs and software costs. General and administrative expenses are expensed as incurred. We expect general and administrative expenses to decrease as a percentage of total revenue over time.
Non-Operating Expenses
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

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021

The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2022	% of Total Revenue	2021	% of Total Revenue	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$285.9	92.0%	$310.3	89.8%	$(24.4)	(7.9)%
Net investment income	6.2	2.0%	5.0	1.4%	1.2	24.0%
Net realized gains on investments	0.5	0.2%	2.4	0.7%	(1.9)	(79.2)%
Fee Income	16.5	5.3%	20.9	6.1%	(4.4)	(21.1)%
Other income	1.7	0.5%	6.8	2.0%	(5.1)	(75.0)%
Total revenues	310.8	100.0%	345.4	100.0%	(34.6)	(10.0)%
Operating expenses:
Loss and loss adjustment expenses	351.0	112.9%	392.3	113.6%	(41.3)	(10.5)%
Sales and marketing	48.0	15.5%	270.2	78.2%	(222.2)	(82.2)%
Other insurance (benefit) expense	(8.0)	(2.6)%	5.0	1.4%	(13.0)	(260.0)%
Technology and development	55.5	17.9%	65.5	19.0%	(10.0)	(15.3)%
General and administrative	127.4	41.0%	97.6	28.3%	29.8	30.5%
Total operating expenses	573.9	184.7%	830.6	240.5%	(256.7)	(30.9)%
Operating loss	(263.1)	(84.7)%	(485.2)	(140.5)%	222.1	(45.8)%
Interest expense	(34.6)	(11.1)%	(20.0)	(5.8)%	(14.6)	73.0%
Loss on early extinguishment of debt	—	—%	(15.9)	(4.6)%	15.9	(100.0)%
Loss before income tax expense	(297.7)	(95.8)%	(521.1)	(150.9)%	223.4	(42.9)%
Income tax expense	—	—%	—	—%	—	—%
Net loss	(297.7)	(95.8)%	(521.1)	(150.9)%	223.4	(42.9)%
Other comprehensive loss:
Changes in net unrealized losses on investments	(6.2)	(2.0)%	(5.2)	(1.5)%	(1.0)	19.2%
Comprehensive loss	$(303.9)	(97.8)%	$(526.3)	(152.4)%	$222.4	(42.3)%
Revenue
Net Premiums Earned
Net premiums earned decreased $24.4 million, or 7.9%, to $285.9 million for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to lower policies in force throughout the year as a result of reduced marketing expenditures, partially offset by an increase in premium per policy driven by rate actions.
During the years ended December 31, 2022 and 2021, we ceded approximately 55.6% and 56.9% of our gross premiums earned to third-party reinsurers, respectively. The slight change in ceding percentage between the periods was driven by retaining a marginally larger share of our overall book of business.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Gross premiums written	$600.0	$742.6	$(142.6)	(19.2)%
Ceded premiums written	(331.2)	(397.3)	66.1	(16.6)%
Net premiums written	268.8	345.3	(76.5)	(22.2)%

Gross premiums earned	643.6	719.6	(76.0)	(10.6)%
Ceded premiums earned	(357.7)	(409.3)	51.6	(12.6)%
Net premiums earned	$285.9	$310.3	$(24.4)	(7.9)%
The decrease in gross premiums earned was primarily due to lower gross premiums written as a result of reducing marketing expenditures. This decrease was partially offset by a 21.3% increase in premiums per policy for automobile insurance primarily attributable to rate actions.
Fee Income
Fee income decreased $4.4 million, or 21.1%, to $16.5 million for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to a decrease in installment fees due to lower policies in force.
Other Income
Other income decreased $5.1 million, or 75.0%, to $1.7 million for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to a $4.9 million reduction in fee revenue from distributing web and app policy inquiry leads to third parties as a result of reducing marketing expenditures.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $41.3 million, or 10.5%, to $351.0 million for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to lower policies in force for the year ended December 31, 2022 compared to 2021.
Gross accident period loss ratios decreased to 80.9% from 88.7% for the years ended December 31, 2022 and 2021, respectively. The change in the loss ratios was driven by growth in average premium per policy primarily attributable to rate actions and improved tenure mix as our book of business matures. This was offset by higher loss costs from increased severity per claim due to inflation, as the industry experienced higher replacement parts cost and growth in used car values. We experienced an 11% increase in severity per claim and 6% decrease in claim frequency for the year ended December 31, 2022 compared to 2021. The claim severity and frequency estimates are based on bodily injury, collision, and property damage coverages.
Sales and Marketing
Sales and marketing decreased $222.2 million, or 82.2%, to $48.0 million for the year ended December 31, 2022 compared to 2021. The decrease was primarily due to a decline in performance marketing of $175.9 million and branding and advertising of $39.4 million. The reduction in sales and marketing expense is due to a shift in direct marketing strategy in response to changing macroeconomic factors and competitive environment. This was partially offset by $5.4 million increase in content development as we focus on diversifying our marketing channels.

Other Insurance (Benefit) Expense
Other insurance (benefit) expense decreased $13.0 million, or 260.0%, to a benefit of $8.0 million for the year ended December 31, 2022 compared to 2021. The decrease was primarily driven by a $22.8 million decrease in underwriting costs and premium taxes and a $3.5 million decrease in premium write-offs primarily attributable to a decline in gross premiums written. In addition, we experienced a $3.1 million decrease in personnel costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions. This was partially offset by a $10.8 million decrease in earned ceding commission contra-expense due to a decrease in gross premiums written and a $5.7 million increase in Carvana warrant expense as a result of policies originating from the Integrated Platform.
Technology and Development
Technology and development decreased $10.0 million, or 15.3%, to $55.5 million for the year ended December 31, 2022 compared to 2021. The decrease was primarily driven by a $9.7 million decrease in personnel and overhead related costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions.
General and Administrative
General and administrative increased $29.8 million, or 30.5%, to $127.4 million for the year ended December 31, 2022 compared to 2021. The increase was driven by $18.6 million of restructuring costs related to the involuntary workforce reductions and a $9.5 million increase in personnel costs primarily attributable to share-based compensation expenses relating to our equity incentive plan. This was partially offset by a decrease of $4.9 million in professional services and $2.7 million in rent expense as we focused on materially reducing our fixed expenses in 2022 in our drive towards profitability.
In addition, we recognized write-off of prepaid marketing expense and reclassifications of certain sales and marketing expenses to general and administrative expenses of $10.2 million, legal and other fees of $1.2 million, partially offset by an anticipated insurance recovery of $1.9 million, related to the purported misappropriation of funds by a former senior marketing employee.
Non-Operating Expenses
Interest Expense
Interest expense increased $14.6 million, or 73.0%, to $34.6 million for the year ended December 31, 2022 compared to 2021. The increase was primarily due to an increase in debt interest expense as a result of higher average outstanding debt and a greater average interest rate for the year ended December 31, 2022 compared to 2021.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $15.9 million, or 100.0%, to zero for the year ended December 31, 2022 compared to 2021. The decrease was driven by $15.9 million of accelerated amortization of unamortized discount and debt and warrant issuance costs from the extinguishment of our $100.0 million term loan, or Term Loan B, which was early extinguished in 2021.

Comparison of the Years Ended December 31, 2021 and 2020

The following table presents our results of operations for the periods indicated:

	Years Ended December 31,
	2021	% of Total Revenue	2020	% of Total Revenue	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$310.3	89.8%	$322.5	93.0%	$(12.2)	(3.8)%
Net investment income	5.0	1.4%	5.4	1.6%	$(0.4)	(7.4)%
Net realized gains on investments	2.4	0.7%	0.3	0.1%	$2.1	700.0%
Fee income	20.9	6.1%	17.4	5.0%	$3.5	20.1%
Other income	6.8	2.0%	1.2	0.3%	$5.6	466.7%
Total revenue	345.4	100.0%	346.8	100.0%	(1.4)	(0.4)%
Operating expenses:
Loss and loss adjustment expenses	392.3	113.6%	362.8	104.6%	29.5	8.1%
Sales and marketing	270.2	78.2%	139.7	40.3%	130.5	93.4%
Other insurance expense (benefit)	5.0	1.4%	(1.8)	(0.5)%	6.8	377.8%
Technology and development	65.5	19.0%	52.9	15.3%	12.6	23.8%
General and administrative	97.6	28.3%	78.5	22.6%	19.1	24.3%
Total operating expenses	830.6	240.5%	632.1	182.3%	198.5	31.4%
Operating loss	(485.2)	(140.5)%	(285.3)	(82.3)%	(199.9)	70.1%
Interest expense	(20.0)	(5.8)%	(77.7)	(22.4)%	57.7	(74.3)%
Loss on early extinguishment of debt	(15.9)	(4.6)%	—	—%	(15.9)	100.0%
Loss before income tax expense	(521.1)	(150.9)%	(363.0)	(104.7)%	(158.1)	43.6%
Income tax expense	—	—%	—	—%	—	—%
Net loss	(521.1)	(150.9)%	(363.0)	(104.7)%	(158.1)	43.6%
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(5.2)	(1.5)%	5.0	1.5%	(10.2)	(204.0)%
Comprehensive loss	$(526.3)	(152.4)%	$(358.0)	(103.2)%	$(168.3)	47.0%
The December 31, 2021 and 2020 results of operations discussion can be found in Part II, Item 7, “Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Non-GAAP Financial Measures
The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, direct contribution and adjusted EBITDA should not be construed as indicators of our operating performance, liquidity or cash flows generated by operating, investing and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information, by its nature, departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.

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
The following table provides a reconciliation of total revenue to direct contribution for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Total revenue	$310.8	$345.4	$346.8
Loss and loss adjustment expenses	(351.0)	(392.3)	(362.8)
Other insurance benefit (expense)	8.0	(5.0)	1.8
Gross profit/(loss)	(32.2)	(51.9)	(14.2)
Net investment income	(6.2)	(5.0)	(5.4)
Net realized gains on investments	(0.5)	(2.4)	(0.3)
Adjustments from other insurance benefit (expense)(1)	38.4	56.0	40.9
Ceded premiums earned	357.7	409.3	282.7
Ceded loss and loss adjustment expenses	(243.7)	(302.5)	(194.8)
Net ceding commission and other(2)	(85.9)	(95.4)	(90.0)
Direct contribution	$27.6	$8.1	$18.9
______________
(1) Adjustments from other insurance benefit (expense) includes report costs, personnel costs, allocated overhead, licenses, net commissions, professional fees and other.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “— Key Performance Indicators.” The following table provides a reconciliation of net loss to adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Net loss	$(297.7)	$(521.1)	$(363.0)
Adjustments:
Interest expense	31.9	14.4	69.1
Income tax expense	—	—	—
Depreciation and amortization	12.1	16.6	15.6
Share-based compensation	25.2	19.3	3.7
Tender offer	—	—	25.1
Loss on early extinguishment of debt	—	15.9	—
Warrant compensation expense	14.5	8.8	—
Restructuring costs(1)	18.6	—	—
Write-off(2)	9.5	—	—
Adjusted EBITDA	$(185.9)	$(446.1)	$(249.5)
______________
(1) Restructuring costs consist of severance, benefits, related costs and real estate exit costs comprising of accelerated amortization of certain right-of-use assets, leasehold improvements, furniture and fixtures. This includes $5.3 million of share-based compensation for the year ended December 31, 2022. This also includes $1.7 million of depreciation and amortization for the year ended December 31, 2022. For further information on restructuring costs, see Note 10, “Restructuring Costs,” in the Notes to Consolidated Financial Statements.
(2) Write-off of prepaid marketing expense and reclassifications of certain sales and marketing expenses to general and administrative expenses of $10.2 million, legal and other fees of $1.2 million, partially offset by an anticipated insurance recovery of $1.9 million related to the purported misappropriation of funds by a former senior marketing employee.

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
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware. To date, our insurance subsidiaries have not paid any dividends and as of December 31, 2022, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.

If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of December 31, 2022, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At December 31, 2022, Root Re was subject to compliance with certain capital levels and a net earned premium to capital ratio of 15:1, which was maintained as of December 31, 2022. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
In August 2022, a subcommittee of our board of directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18, which became effective on August 12, 2022. Accordingly, all stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented.
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. The maturity of this Term Loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9%, plus 0.26161% per annum. Concurrently with the Term Loan, we also issued to the lender warrants to purchase approximately 0.3 million shares of Class A common stock. Under certain contingent scenarios, the lender may also receive additional warrants to purchase shares of Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of our Class A common stock on a fully-diluted basis as of the triggering date.
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
In October 2021, upon maturity of our $100 million term loan, or Term Loan A, and expiration of the revolving loan, we repaid the outstanding Term Loan A principal balance of $98.8 million and accrued interest and fees of $0.2 million.
In October 2020, we completed our initial public offering, or IPO, which resulted in the issuance and sale of 1.3 million shares of Class A common stock at the IPO price of $486.00. Concurrently, we issued and sold 1.0 million shares of our Class A common stock in private placements. We received total net proceeds of $1.1 billion after deducting underwriting discounts and other offering costs.
Liquidity
As of December 31, 2022, we had $762.1 million in cash and cash equivalents, of which $559.2 million was held outside of regulated insurance entities. We also had $128.8 million in marketable securities.

Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities consist of U.S. Treasury securities and agencies, municipal securities, corporate debt securities, residential and commercial mortgage-backed securities, and other debt obligations.
We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support short-term working capital and capital expenditure requirements for at least the next 12 months and the foreseeable future thereafter.
Our long-term capital requirements depend on many factors, including our insurance premium growth rate, rate adequacy, renewal activity, the timing and the amount of cash received from customers, the performance of our products, including the success of our embedded partnerships, loss cost trends, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, operating costs, and the ongoing uncertainty in the global markets resulting from the global COVID-19 pandemic.
In the first quarter 2022, in response to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities we instituted an organizational realignment, including an involuntary workforce reduction affecting approximately 330 employees, which represented approximately 20% of our workforce at the time. During the fourth quarter 2022, we initiated a company-wide involuntary workforce reduction affecting approximately 160 employees, which represented approximately 20% of our workforce at the time. The action taken as part of our efforts to improve efficiency and operating costs, and prioritize resources to further strengthen our pricing and underwriting foundation and the continued development of our embedded products. In 2023, we expect to incur approximately $6.6 million of employee compensation expense, dependent upon continuous employment for certain employees, to be recognized ratably through the fourth quarter of 2023. We expect a cash expenditure related to these employee compensation costs in the first quarter of 2024. For additional information regarding organizational realignment and involuntary workforce reductions refer to Note 10, “Restructuring Costs,” in the Notes to Consolidated Financial Statements.
Currently, our debt covenants require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200.0 million at all times. This threshold may be reduced to $150.0 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross premiums earned of 12%; or ceasing any customer acquisition spend outside of the Carvana commercial agreement and reducing our monthly cash burn to no greater than $12.0 million.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net cash used in operating activities	$(210.6)	$(403.4)	$(287.2)
Net cash (used in) provided by investing activities	(16.6)	76.9	(114.1)
Net cash provided by (used in) financing activities	283.3	(80.3)	1,098.5
Comparison of Years Ended December 31, 2022 and 2021
Net cash used in operating activities for the year ended December 31, 2022 was $210.6 million compared to $403.4 million of net cash used in operating activities for the year ended December 31, 2021. The decrease in cash used in operating activities was due to a decline in net loss incurred primarily as a result of a reduction in sales and marketing expense due to a shift in direct marketing strategy in response to changing macroeconomic factors and competitive environment and lower payroll, employee-related expenditures and facility costs due to an organizational realignment and involuntary workforce reductions. In addition, timing of premium receipts, timing of cash receipts and payments related to reinsurance activity, and claims payments contributed to the decrease in cash used in operating activities during the year ended December 31, 2022 compared to the prior year.
Net cash used in investing activities for the year ended December 31, 2022 was $16.6 million, primarily due to purchases of investments, capitalization of internally developed software, and purchases of indefinite-lived intangible assets, partially offset by proceeds from maturities, calls and pay downs, and sales of investments. Net cash provided by investing activities for the year ended December 31, 2021 was $76.9 million, primarily due to proceeds from sales, maturities, calls and pay downs of investments, partially offset by purchases of investments and other debt obligations.
Net cash provided by financing activities for the year ended December 31, 2022 was $283.3 million, primarily due to proceeds from our Term Loan. Net cash used in financing activities for the year ended December 31, 2021 was $80.3 million, primarily due to the pay down of debt and payment of preferred stock and related warrants issuance costs, partially offset by proceeds from the issuance of preferred stock and related warrants in connection with our partnership with Carvana.
Comparison of Years Ended December 31, 2021 and 2020
The December 31, 2021 and 2020 net cash discussion can be found in Part II, Item 7, “Liquidity and Capital Resources,” of our Annual Report on Form 10-K.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2022, our material cash requirements from known contractual and other obligations consisted of purchase commitments, as discussed in Note 13, “Commitments and Contingencies,”, operating leases, as discussed in Note 8, “Leases,” and a Term Loan, as discussed in Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
d
Critical Accounting Estimates
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
We believe that the accounting estimates described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.
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
•Broader macro level economics can have a material impact on loss reserve estimates, such as a rapid change in miles driven, unanticipated inflation, regulatory restrictions, and legal developments as they relate to contract and coverage interpretation and enforceability.

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

	Scenarios for Changes in Bodily Injury Claim Severity for all Accident Years
	(10)%	(5)%	—%	5%	10%
Bodily injury liability	$100.3	$105.9	$111.4	$117.0	$122.6
Uninsured and underinsured bodily injury	25.0	26.4	27.8	29.2	30.5
All other coverages	36.1	36.1	36.1	36.1	36.1
Total losses—net of reinsurance	$161.4	$168.4	$175.3	$182.3	$189.2
Our loss and LAE reserves are recorded net of external reinsurance and net of amounts expected to be received from salvage (the amount recovered from the damaged property after the we pay for a total loss) and subrogation (the right to recover payments from third parties).
Premium Revenue, Fee Income and Related Expenses
Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a gross basis, is recorded when the sum of expected losses, LAE, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. A premium deficiency reserve is recognized as a reduction of deferred acquisition costs and, if necessary, by accruing an additional liability for the deficiency, with a corresponding charge to operations. We did not record a premium deficiency reserve in 2022 or 2021.
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
Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, certain premiums billed may not be collected, for which we establish an allowance for doubtful accounts based primarily on an analysis of historical collection experience, adjusted for current economic conditions. Allowance for credit losses was $2.8 million and $5.4 million as of December 31, 2022 and 2021, respectively, on the consolidated balance sheets. A policy is generally considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized premium write-offs, or bad debt expense, of $17.4 million, $20.9 million and $23.6 million for the years ended December 31, 2022, 2021 and 2020 respectively.
For those policyholders who pay premiums on an installment basis, we charge a flat fee for each installment related to the additional administrative costs associated with processing more frequent billings. We recognize this fee income in the period which we process each installment.
Policy acquisition costs, which consists of premium taxes, certain marketing costs and underwriting expenses, and certain commissions, net of ceding commissions, related to the successful acquisition of new or renewal business, are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of acquisition costs based on quota share percentage is recorded as an offset to the gross deferred acquisition costs. Any portion of the ceding commission that exceeds the acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned.
Reinsurance
In the ordinary course of business, we cede and retrocede a portion of our business written and assumed, respectively, to reinsurers to limit the maximum net loss potential arising from large risks and catastrophes. These arrangements, known as treaties, provide for reinsurance coverage on quota-share and excess-of-loss basis. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance. Although the ceding of reinsurance does not discharge us from our primary liability to the policyholder, the insurance company that assumes the coverage assumes the related liability. Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums earned and are recognized over the remaining policy period based on the reinsurance protection provided. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums asset in the accompanying consolidated balance sheets and as a reduction of unearned premiums in Note 6, “Reinsurance,” in the Notes to Consolidated Financial Statements. Ceding commissions earned in connection with reinsurance ceded have been accounted for as a reduction of other insurance (benefit) expense in the consolidated statements of operations and comprehensive loss.
Some of our reinsurance agreements provide for amount of coverage based on loss experience referred to as loss corridors and loss ratio caps. We recognize the asset or liability arising from these adjustable features in the period the adjustment occurs, which is calculated based on experience to-date under the agreement.
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable for such defaulted amounts. We evaluate and monitor the financial condition associated with our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. We obtain reinsurance from a diverse group of global reinsurers and monitor concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. For our reinsurance partners who are not rated, we require adequate levels of collateral or letters of credit to be available to us in the event of downside scenarios. To recognize this risk of credit loss, we have established an allowance for credit losses based on the probability of default and the expected loss given default as influenced by factors such as the reinsurer’s credit rating and average life of our reinsurance recoverables. Allowance for credit losses was $0.2 million as of December 31, 2022 and 2021.
Recoverability of Net Deferred Tax Assets
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

We may be unable to fully use our net operating losses, or NOLs, if at all. Under Section 382 of the Internal Revenue Code, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. The limitation may be such that it prevents the Company from fully utilizing its NOLs existing at the time of the ownership change prior to their expiration, which could also result in a substantial reduction in the deferred tax asset. We currently carry a valuation allowance against our entire net deferred tax asset. As such, any reduction in the deferred tax asset would also result in an offsetting reduction in the valuation allowance.
We have experienced an ownership change. In connection with this ownership change, we do not expect that the limitation under Section 382 of the Code will result in any material reduction in our ability to use pre-ownership change NOLs in the future nor require a reduction in the associated deferred tax asset (or adjustment to the valuation allowance). We may still experience additional ownership changes in the future as a result of subsequent shifts in ownership, which could result in additional limitations on our NOL usage.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain interest and credit rate risks as part of our ongoing business operations.
Interest Rate Risk
We are exposed to interest rate risk on our investment portfolio. Interest rate risk is the risk that we will incur losses due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturity investments include U.S. Treasury securities, municipal securities, corporate debt securities, residential mortgage-backed securities, commercial mortgage-backed securities, and other debt obligations portfolio, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. The fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We monitor this exposure through periodic reviews of investment portfolio by our management.
We are also exposed to interest rate risk through our term loan facility which incurs interest at floating rates based on changes in the SOFR. Rising interest rates could have an adverse impact on the cost of debt and results in less cash available to utilize in our operations, and could have a material adverse effect on our business and financial condition. A 1% fluctuation in SOFR would not have significantly impacted interest expense during 2022.
Credit Risk
We are exposed to credit risk on our investment portfolio and our reinsurance contracts. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We manage the exposure to credit risk in our U.S. Treasury securities, municipal securities, corporate debt securities, residential mortgage-backed securities, commercial mortgage-backed securities, and other debt obligations portfolio by investing in high credit quality, investment grade securities and diversifying our holdings. We manage the exposure to credit risk in our reinsurance contracts by obtaining reinsurance from a diverse group of reinsurers and monitoring concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Root, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
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
As of December 31, 2022, loss and loss adjustment expense reserves were $287.4 million. The Company’s loss and loss adjustment expense reserves are determined by the Company using actuarial methods, models, assumptions, and judgment to estimate the reserves required to cover the amount required to settle insured losses as of the financial statement date.

Loss and loss adjustment expense reserves are inherently uncertain as to timing and amount and the recorded loss and loss adjustment expense reserves may vary materially from the actual ultimate cost of claims, particularly related to those reserves where there is a longer time span between the incidence of a loss and the settlement of a claim. Given the subjectivity in estimating the ultimate loss and loss adjustment expense reserves, due to input variables such as historical and statistical information, inflation, contract interpretation, weather catastrophe impacts, regulatory environment, and economic conditions, among other factors, auditing loss and loss adjustment expense reserves, particularly related to those reserves over a longer periods of time, involved an especially high degree of auditor judgment, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to loss and loss adjustment expense reserves included the following, among others:
•We tested the effectiveness of controls related to loss and loss adjustment expense reserves, including those over the Company’s actuarial estimate.
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
February 22, 2023
We have served as the Company's auditor since 2017.

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021
	2022	2021
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $134.2 and $129.5 at December 31, 2022 and December 31, 2021, respectively)	$128.4	$129.9
Short-term investments (amortized cost: $0.4 and zero at December 31, 2022 and December 31, 2021, respectively)	0.4	—
Other investments	4.4	4.7
Total investments	133.2	134.6
Cash and cash equivalents	762.1	706.0
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $2.8 and $5.4 at December 31, 2022 and December 31, 2021, respectively	111.9	148.1
Reinsurance recoverable and receivable, net of allowance of $0.2 at December 31, 2022 and December 31, 2021	148.8	155.0
Prepaid reinsurance premiums	74.2	100.8
Other assets	81.7	73.8
Total assets	$1,312.9	$1,319.3
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$287.4	$320.2
Unearned premiums	136.5	180.1
Long-term debt and warrants	295.4	—
Reinsurance premiums payable	119.8	101.6
Accounts payable and accrued expenses	39.7	29.1
Other liabilities	45.0	39.9
Total liabilities	923.8	670.9
Commitments and Contingencies (Note 13)
Redeemable convertible preferred stock, $0.0001 par value, 14.1 shares issued and outstanding at December 31, 2022 and December 31, 2021 (liquidation preference of $126.5) (Note 11)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 9.2 and 7.9 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively (Note 11)(1)	—	—
Class B common stock, $0.0001 par value, 5.0 and 6.1 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively (Note 11)(1)	—	—
Additional paid-in capital	1,850.7	1,806.1
Accumulated other comprehensive (loss) income	(5.8)	0.4
Accumulated loss	(1,567.8)	(1,270.1)
Total stockholders’ equity	277.1	536.4
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,312.9	$1,319.3
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
	(in millions, except per share data)
Revenues:
Net premiums earned	$285.9	$310.3	$322.5
Net investment income	6.2	5.0	5.4
Net realized gains on investments	0.5	2.4	0.3
Fee income	16.5	20.9	17.4
Other income	1.7	6.8	1.2
Total revenues	310.8	345.4	346.8
Operating expenses:
Loss and loss adjustment expenses	351.0	392.3	362.8
Sales and marketing	48.0	270.2	139.7
Other insurance (benefit) expense	(8.0)	5.0	(1.8)
Technology and development	55.5	65.5	52.9
General and administrative	127.4	97.6	78.5
Total operating expenses	573.9	830.6	632.1
Operating loss	(263.1)	(485.2)	(285.3)
Interest expense	(34.6)	(20.0)	(77.7)
Loss on early extinguishment of debt	—	(15.9)	—
Loss before income tax expense	(297.7)	(521.1)	(363.0)
Income tax expense	—	—	—
Net loss	(297.7)	(521.1)	(363.0)
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(6.2)	(5.2)	5.0
Comprehensive loss	$(303.9)	$(526.3)	$(358.0)
Loss per common share: basic and diluted (both Class A and B)(1)	$(21.11)	$(37.76)	$(86.43)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)(1)	14.1	13.8	4.2
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock(1)			Treasury Stock(1)		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—January 1, 2020	158.9	$560.4	—	2.5	$—	0.3	$(0.1)	$10.5	$0.6	$(385.0)	$(374.0)
Net loss	—	—	—	—	—	—	—	—	—	(363.0)	(363.0)
Other comprehensive income	—	—	—	—	—	—	—	—	5.0	—	5.0
Tender offer and subsequent conversion (Note 12)	2.9	—	—	(0.2)	—	—	—	25.1	—	—	25.1
Conversion of redeemable convertible preferred stock to common stock from IPO	(161.8)	(560.4)	—	9.0	—	—	—	560.4	—	—	560.4
Common stock—issuance of shares from IPO and concurrent private placement, net of issuance costs	—	—	2.4	—	—	—	—	1,098.1	—	—	1,098.1
Conversion of Class B to Class A common stock	—	—	0.9	(0.9)	—	—	—	—	—	—	—
Warrants exercise	—	—	—	0.2	—	—	—	75.2	—	—	75.2
Common stock—option exercises	—	—	—	0.1	—	—	—	1.9	—	—	1.9
Reclassification of early-exercised stock option to liabilities	—	—	—	—	—	—	—	0.2	—	—	0.2
Common stock—share-based compensation expense	—	—	—	—	—	—	—	3.7	—	—	3.7
Settlement of related party loan	—	—	—	—	—	—	(0.7)	0.5	—	—	(0.2)
Balance—December 31, 2020	—	$—	3.3	10.7	$—	0.3	$(0.8)	$1,775.6	$5.6	$(748.0)	$1,032.4
Cumulative-effect of change in accounting principle (ASU 2016-13), net of tax	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at January 1, 2021 (as adjusted for change in accounting principle)	—	$—	3.3	10.7	$—	0.3	$(0.8)	$1,775.6	$5.6	$(749.0)	$1,031.4
Net loss	—	—	—	—	—	—	—	—	—	(521.1)	(521.1)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5.2)	—	(5.2)
Conversion of Class B to Class A common stock	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	—	—	4.4	—	—	4.4
Reclassification of early-exercised stock option to liabilities	—	—	—	(0.1)	—	—	—	(0.2)	—	—	(0.2)
Common stock—share-based compensation expense	—	—	—	—	—	—	—	19.3	—	—	19.3
Warrant compensation expense	—	—	—	—	—	—	—	8.8	—	—	8.8
Retirement of treasury shares	—	—	—	—	—	(0.3)	0.8	(0.8)	—	—	—
Preferred stock issued	14.1	126.5	—	—	—	—	—	—	—	—	—
Preferred stock and related warrants issuance costs	—	(14.5)	—	—	—	—	—	(1.0)	—	—	(1.0)
Balance—December 31, 2021	14.1	$112.0	7.9	6.1	$—	—	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
Net loss	—	—	—	—	—	—	—	—	—	(297.7)	(297.7)
Other comprehensive loss	—	—	—	—	—	—	—	—	(6.2)	—	(6.2)
Conversion of Class B to Class A common stock	—	—	1.1	(1.1)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	—	—	0.4	—	—	0.4
Reclassification of early-exercised stock option to liabilities	—	—	—	—	—	—	—	0.2	—	—	0.2
Common stock—share-based compensation expense	—	—	—	—	—	—	—	30.5	—	—	30.5
Warrant compensation expense	—	—	—	—	—	—	—	14.5	—	—	14.5
Warrants issuance costs	—	—	—	—	—	—	—	(1.6)	—	—	(1.6)
Term Loan warrants issued	—	—	—	—	—	—	—	0.6	—	—	0.6
Balance—December 31, 2022	14.1	$112.0	9.2	5.0	$—	—	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net loss	$(297.7)	$(521.1)	$(363.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	30.5	19.3	3.7
Warrant compensation expense	14.5	8.8	—
Tender offer	—	—	25.1
Depreciation and amortization	13.8	16.6	15.6
Bad debt expense	17.4	20.9	23.6
Loss on early extinguishment of debt	—	15.9	—
Warrants fair value adjustment	—	—	54.7
Paid-in-kind interest expense	—	10.6	9.1
Paid-in-kind interest paid	—	(20.5)	—
Net realized gains on investments	(0.5)	(2.4)	(0.3)
Gain on lease modification	(0.9)	—	—
Change in fair value of equity securities	—	(3.8)	—
Changes in operating assets and liabilities:
Premiums receivable	18.8	(39.7)	(31.0)
Reinsurance recoverable	6.2	(30.4)	(99.5)
Prepaid reinsurance premiums	26.6	12.0	(95.4)
Other assets	(7.5)	0.8	(21.7)
Losses and loss adjustment expenses reserves	(32.8)	83.0	96.5
Unearned premiums	(43.6)	23.0	11.7
Reinsurance premiums payable	18.2	12.5	63.4
Accounts payable and accrued expenses	17.9	(19.2)	18.2
Other liabilities	8.5	10.3	2.1
Net cash used in operating activities	(210.6)	(403.4)	(287.2)
Cash flows from investing activities:
Purchases of investments	(47.7)	(17.0)	(158.4)
Proceeds from maturities, call and pay downs of investments	34.1	34.7	42.5
Sales of investments	7.1	70.4	17.9
Purchases of indefinite-lived intangible assets and transaction costs	(1.3)	—	(8.9)
Capitalization of internally developed software	(8.8)	(6.6)	(5.4)
Purchases of fixed assets	—	(4.6)	(1.8)
Net cash (used in) provided by investing activities	(16.6)	76.9	(114.1)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	0.3	3.2	2.1
Proceeds from issuance of common stock from IPO and concurrent private placements, net of issuance costs	—	—	1,098.1
Proceeds from issuance of preferred stock and related warrants	—	126.5	—
Payment of preferred stock and related warrants issuance costs	(3.0)	(10.5)	—
Proceeds from issuance of debt and related warrants, net of issuance costs	286.0	—	12.0
Repayments of long-term debt	—	(199.5)	(13.5)
Purchases of treasury stock	—	—	(0.2)
Net cash provided by (used in) financing activities	283.3	(80.3)	1,098.5
Net increase (decrease) in cash, cash equivalents and restricted cash	56.1	(406.8)	697.2
Cash, cash equivalents and restricted cash at beginning of year	707.0	1,113.8	416.6
Cash, cash equivalents and restricted cash at end of year	$763.1	$707.0	$1,113.8
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
We are a technology company operating a primarily direct-to-consumer model with the majority of our personal insurance customers acquired through mobile applications and our embedded platform. We offer auto and renters insurance products underwritten by Root Insurance Company and Root Property & Casualty Insurance Company.
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
Use of Estimates—The preparation of consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, or LAE, premium write-offs, fair value of warrants and valuation allowance for income taxes.
Revision of Previously Issued Financial Statements—During the fourth quarter of 2022, we identified immaterial errors in our first, second and third quarterly filings of 2022 in the recognition of prepaid marketing expense in other assets on our condensed consolidated balance sheets and the presentation of certain sales and marketing and general and administrative expenses on our condensed consolidated statements of operations and comprehensive loss related to the purported misappropriation of funds by a senior marketing employee. We recognized $10.2 million in general and administrative expenses related to the write-off of prepaid marketing expense and reclassifications of certain sales and marketing expenses during the year-ended December 31, 2022. The errors did not impact periods prior to 2022.
In accordance with SEC Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we assessed the materiality of these errors on our financial statements for the year ended December 31, 2022 and concluded the errors were not material to the unaudited interim financial statements for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022.
Reverse Stock Split— In August 2022, an authorized subcommittee of our board of directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18. On August 12, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to effect a 1-for-18 reverse stock split of our Class A and Class B common stock. As a result of the reverse stock split, every 18 shares of our issued or outstanding pre-reverse split common stock of each class were combined into one share of common stock of such class. No fractional shares were issued upon the reverse stock split. On August 15, 2022, our Class A common stock began trading on a split-adjusted basis on the Nasdaq Stock Market.

In connection with the reverse stock split, there was no change to the shares authorized or in the par value per share of $0.0001. In addition, there was no change to the number of shares issued or outstanding for our Series A Preferred Stock. The conversion price for our Series A Preferred Stock was adjusted to $162.00 and the exercise price and number of warrant shares for each of our outstanding warrants were also proportionately adjusted. Accordingly, all historical per share data, number of shares outstanding and other common stock equivalents for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.
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
Legal Contingencies—From time to time, we are party to litigation and legal proceedings relating to our business operations. We consider legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy in establishing loss and LAE reserves. In the ordinary course of business we also face certain lawsuits that seek damages beyond policy limits, or extra-contractual claims.
We continually evaluate potential liabilities and reserves for litigation using the guidance issued in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 450, Contingencies. Under this guidance, we may only record reserves for a loss if as of the date the financial statements are issued or available to be issued, the likelihood of occurrence is deemed probable and we can reasonably estimate the amount of the loss. When disclosing litigation or claims where a material loss is judged to be reasonably possible, we will disclose an estimated range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve in loss and loss adjustment expense reserves for extra-contractual claims and other liabilities for class action and other non-claims related lawsuits in our consolidated balance sheets. Any non-reinsurance related recoveries are recognized as other assets in our consolidated balance sheets. We record amounts within loss and loss adjustment expenses for extra-contractual claims and general and administrative for class action and other non-claims related lawsuits in our consolidated statements of operations and comprehensive loss. Further details are discussed in Note 13, "Commitments and Contingencies."
Debt and Equity Issuance Costs—Debt and equity issuance costs, which primarily consist of advisor, legal, accounting, and other third-party fees directly related to issuing debt and equity instruments, are capitalized as other assets in our consolidated balance sheets as incurred. We incurred such costs in connection with our investment agreement we entered into with Carvana Group, LLC, or Carvana, on August 21, 2021, or the Investment Agreement, and our $300.0 million five-year term loan maturing we entered on January 26, 2022, or the Term Loan. Upon close of the related transaction, these deferred issuance costs are generally offset against the related proceeds. Debt issuance costs are subsequently amortized over the term of the financing agreement as interest expense on the consolidated statements of operations and comprehensive loss.

Indefinite-Lived Intangible Assets— In March 2022, we purchased the Root.com domain and recognized $1.3 million, including transaction costs, as of December 31, 2022 in other assets in our consolidated balance sheets. We also had insurance licenses of $8.9 million, including transaction costs, as of December 31, 2022 and 2021 in other assets in our consolidated balance sheets. We incur a minimal fee to renew each license. These intangible assets are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. The impairment test for indefinite-lived intangibles involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. The evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. No impairment was recognized for 2022, 2021, or 2020 related to indefinite-lived intangible assets.
Segment Information—Our chief operating decision maker is the Chief Executive Officer. The chief operating decision maker manages operations, allocates resources, and evaluates financial performance on a company-wide basis. We operate in one reporting segment providing direct-to-consumer insurance products to customers.
Statement of Cash Flows—The supplemental disclosures for cash and non-cash flows for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(in millions)
Supplemental disclosures:
Interest paid	$24.5	$23.9	$4.5
Federal income taxes paid	—	—	—
Leasehold improvements - non-cash	0.9	1.5	—
Conversion of preferred stock to common stock - non-cash	—	—	560.4
Conversion of warrants to common stock - non-cash	—	—	75.0
Lease liabilities arising from obtaining right-of-use asset	—	9.9	—
Investment Agreement issuance costs - non-cash	—	9.1	—
Purchases of treasury stock - non-cash	—	—	0.5
Cash, Cash Equivalents and Restricted Cash—Cash consists of cash on deposit. Cash equivalents are short-term, highly liquid investments that on average matures within three months from the date of origination and are principally stated at amortized cost, which approximates their fair value. Restricted cash consists of amounts held by a financial institution to satisfy letter of credit requirements for certain property leases.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount in the consolidated statements of cash flows:

	2022	2021
	(in millions)
Cash and cash equivalents	$762.1	$706.0
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$763.1	$707.0

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
Management regularly reviews our securities for signs of impairment, an assessment requiring significant management judgment. Beginning with our adoption of FASB Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2021, the criteria that management considers are the financial condition of the issuer, including receipt of scheduled principal and interest cash flows, fair value of a security that has fallen below the amortized value, maturity dates, current economic conditions and intent to sell, including if it is more likely than not that we will be required to sell the security before recovery. We then assess whether the decline in value is due to non-credit related or credit related factors. Non-credit related declines in market value are recorded as unrealized losses in accumulated other comprehensive income. If we determine that the decline is credit related, we establish an allowance for credit losses equal to the difference between the discounted cash flow model and the amortized value, which is recorded in net realized gains on investments in our consolidated statements of operations and comprehensive loss. This allowance may be subsequently adjusted for recoveries or further credit losses.
Prior to January 1, 2021, we were under an incurred loss model whereby we reviewed our securities for signs of other than temporary impairment. The criteria were similar to those noted above, except we also considered the length of time a security was in an unrealized loss position. When a debt security was determined to have an other than temporary impairment, the impairment charge was separated into an amount representing the credit loss, which would be recognized in earnings as a realized loss and the amount related to non-credit factors, which would be recognized in other comprehensive income. Subsequent recoveries of other than temporary impairment were not recognized. No such credit losses were recognized in 2022 and 2021, nor were there other than temporary impairments recognized in 2020.
Other investments primarily consist of private equity investments without a readily determinable fair value. We elected to account for these investments at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. Such changes are accounted for within net investment income in our consolidated statements of operations and comprehensive loss.
We also invest in Low Income Housing Tax Credits, or LIHTC, projects by way of investing in a limited liability entity to offset Georgia premium taxes. The purpose of these investments is to encourage private capital investments into regions within Georgia that are in need of economic development, while providing tax credits and operating loss tax benefits to investors. We account for this investment using the cost method because our interest in the limited liability entity is minor and we have virtually no influence over the entity’s operating and financial policies. When we utilize the tax credits, the associated investment becomes impaired. Impairment of the investment is recognized within net investment income in our consolidated statements of operations and comprehensive loss.
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
Leases—On January 1, 2021, we adopted ASU No. 2016-02, Leases (Topic 842) which requires the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. We elected various practical expedients which include: not applying the amended lease accounting guidance to comparative periods; including the carry forward of our leases without reassessing whether any contracts are leases or contain leases, lease classification and initial direct costs; and excluding leases with a term of 12 months or less from lease liability and right-of-use asset recognition. We did not elect the hindsight practical expedient.
Our lease agreements contain lease components and non-lease components, both of which we have elected to account for as a single lease component for our real estate asset class. Operating lease expense for operating lease right-of-use assets is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain to do so and there is a significant economic incentive to exercise that option. For additional information refer to Note 8, “Leases.”
Premiums, Premiums Receivable and Premium Write-offs—Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a gross basis, is recorded when the sum of expected losses, LAE, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. A premium deficiency reserve is recognized as a reduction of deferred acquisition costs and, if necessary, by accruing an additional liability for the deficiency, with a corresponding charge to operations. We did not record a premium deficiency reserve in 2022, 2021 or 2020.
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
Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, certain premiums billed may not be collected, for which we establish an allowance for doubtful accounts based primarily on an analysis of historical collection experience, adjusted for current economic conditions. Allowance for credit losses was $2.8 million and $5.4 million as of December 31, 2022 and 2021, respectively, on the consolidated balance sheets. A policy is considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized bad debt expense of $17.4 million, $20.9 million and $23.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Sales and Marketing—Sales and marketing expenses includes spend related to performance and embedded channels, channel media, advertising, branding, public relations, sponsorship, consumer insights and referral fees. These expenses also include related employee costs including salaries, health benefits, bonuses, employee retirement plan related expenses and employee share-based compensation expense, or Personnel Costs, and overhead allocated based on headcount, or Overhead. It also includes certain warrant compensation expense related to our embedded channel. We incur sales and marketing expenses for all product offerings. Sales and marketing costs are expensed as incurred. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward completing the integrated automobile insurance solution for Carvana’s online car buying platform, or Integrated Platform, under the Carvana commercial agreement
Other Insurance (Benefit) Expense—Other insurance (benefit) expense includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to our embedded channel, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance (benefit) expense also includes amortization of deferred acquisition costs like certain commissions, premium taxes and report costs related to the successful acquisition of a policy. Other insurance (benefit) expense is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. Certain warrant compensation expense is recognized on a pro-rata basis for policies originated from the Integrated Platform towards milestones as defined under the Carvana commercial agreement.
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
General and Administrative—General and administrative expenses primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; and depreciation expense for computers, furniture and other fixed assets; write-offs; and restructuring costs associated with the involuntary workforce reductions. Restructuring costs include severance, benefits, share-based compensation, employee compensation expense, dependent upon continuous employment for certain employees, and related employee costs, or Employee costs, real estate exit costs and software costs. General and administrative expenses are expensed as incurred.
Policy Acquisition Costs—Acquisition costs consist primarily of premium taxes, certain marketing costs and underwriting expenses, and certain commissions, net of ceding commissions, related to the successful acquisition of new or renewal business. They are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of acquisition costs based on quota share percentage is recorded as an offset to the gross deferred acquisition costs. Any portion of the ceding commission that exceeds the acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned. Deferred acquisition costs, net of accumulated amortization, was $6.7 million and $2.8 million as of December 31, 2022 and 2021, respectively. We amortized deferred acquisition costs of $22.5 million, $26.4 million and $17.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Loss and Loss Adjustment Expense and Reserves—Loss and LAE reserves include an amount determined using adjuster determined case-base estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and LAE. These reserves are a liability established to cover the estimated ultimate cost to settle insured losses. The estimation of the liability for loss and LAE reserves is complex and includes subjective considerations and management’s judgement. The actuarial methods to determine unpaid loss estimates consider loss trends, contract interpretation, mix of business, regulatory environment, economic conditions, inflation and other risk factors impacting claims settlement. The method used to estimate unpaid LAE liability is based on claims transaction data, including the relative cost of adjusting and settling a range of claim types from express material damage claims to more complex injury cases. There is considerable uncertainty associated with the actuarial estimates, and therefore no assurance can be made that the ultimate unpaid claim liability will not vary materially from such estimates. These loss estimates are continually reviewed by management and adjusted as necessary, with adjustments included in the period determined and recorded in loss and LAE in our consolidated statements of operations and comprehensive loss. As such, loss and LAE reserves represent management’s best estimate of the ultimate liability related to reported and unreported claims.
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
Some of our reinsurance agreements provide for adjustment of commissions or amount of coverage based on loss experience. We recognize the asset or liability arising from these adjustable features in the period the adjustment occurs, which is calculated based on experience to date under the agreement.
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable for such defaulted amounts. We evaluate and monitor the financial condition associated with our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. We obtain our reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. To recognize this risk of credit loss, we have established an allowance for credit losses based on the probability of default and the expected loss given default as influenced by factors such as the reinsurer’s credit rating and average life of our reinsurance recoverables. Allowance for credit losses was $0.2 million as of December 31, 2022 and 2021, respectively.

Income Taxes—For the 2022 tax year, Root, Inc. will file a consolidated federal income tax return with Caret Holdings, Inc., Root Insurance Company, Root Property & Casualty, Root Lone Star Insurance Agency, Inc, and Root Reinsurance Company, Ltd. The consolidated return also includes Root Insurance Agency, LLC, Root Enterprise, LLC and Root Scout, LLC, which are disregarded entities under Caret Holdings, Inc. for federal income tax purposes.
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
Deferred tax assets are recognized as allowed under ASC 740, Income Taxes. We establish a valuation allowance when there is more likely than not insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. A valuation allowance of $322.3 million and $255.0 million was established as of December 31, 2022 and 2021, respectively. Further details are discussed in Note 9, "Income Taxes."
We recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority. Interest and penalties on our reserve for uncertain tax positions are recognized as a component of tax expense. As of December 31, 2022 and 2021, we did not have any unrecognized tax benefits for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.
Internally Developed Software—We review our software development activity and capitalize costs during the application development phase under ASC 350-40, Internal-Use Software. These costs are amortized on a straight-line basis over a five-year period. Internally developed software costs are assessed for impairment at least quarterly, which also ensures that the assets are still in service. If there are assets identified as no longer in use, the remaining unamortized costs will be fully amortized. We amortized internally developed software of $5.0 million, $3.7 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The capitalized cost and accumulated amortization of internally developed software in other assets in our consolidated balance sheets at December 31, 2022 and 2021 are as follows:

	2022	2021
	(dollars in millions)
Internally developed software	$29.3	$20.5
Accumulated amortization	(13.0)	(8.0)
Internally developed software, net	$16.3	$12.5

Fixed Assets—Fixed Assets are carried at cost, net of accumulated depreciation. We capitalize purchases of certain fixed assets, including computers, furniture, and leasehold improvements. Depreciation on computers and furniture is recognized on a straight-line basis over a useful life of three years and five years, respectively. Depreciation on leasehold improvements is recognized on a straight-line basis over the shorter of their useful life or the life of the lease. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $2.1 million, $4.6 million and $3.1 million, respectively. The capitalized cost and accumulated depreciation of fixed assets in other assets in our consolidated balance sheets at December 31, 2022 and 2021 are as follows:

	2022	2021
	(dollars in millions)
Computers	$6.8	$7.0
Furniture	2.6	3.4
Leasehold improvements	8.9	9.8
Total fixed assets, at cost	$18.3	$20.2
Accumulated depreciation	(12.8)	(9.9)
Fixed assets, net	$5.5	$10.3
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
Warrant Compensation—In October 2021, we closed the Investment Agreement with Carvana that included the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Convertible Preferred Stock and the issuance of eight tranches of warrants to purchase shares of the Company’s Class A common stock. As part of the investment agreement, we and Carvana also entered into a five-year commercial agreement whereby our auto insurance products will be embedded into the Integrated Platform. The commercial agreement provides for agent commissions payable to Carvana for policy origination and an enterprise total loss replacement vehicle solution.
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
These warrants vest as the parties develop an integrated automobile insurance solution for the Integrated Platform and insurance sales through the Integrated Platform. The associated compensation expense is dependent on our periodic assessment of the probability of the milestones being achieved. If deemed probable, we recognize compensation expense on a pro-rata basis considering progress toward achieving the milestones. If a performance condition is no longer probable of achievement, any previously recognized compensation expense is reversed and no subsequent compensation expense is recognized until achievement is once again probable, at which point a cumulative catch-up is recognized. In determining the classification as equity, we followed guidance issued within FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging.
For additional information refer to Note 12, “Share-Based Compensation.”

Net Loss Per Share—Net loss per share, or EPS, results are a key indicator of the overall performance relative to each share of our outstanding common stock. Basic EPS share for both Class A and Class B common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares vested and outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder is deemed to have the present rights to share in current period earnings (loss) with common stockholders. Accordingly, the warrants issued in connection with our $100.0 million term loan entered on November 25, 2019, or Term Loan B, were included in the 2020 weighted-average number of common shares outstanding because they had an insignificant exercise price of $0.0001 per share and were therefore considered outstanding common shares for computation of basic EPS.
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
We have operated at a loss for the years ended December 31, 2022, 2021 and 2020. Therefore, the conversion of common stock equivalents would increase the denominator of the EPS calculation and create a lower loss per share. Therefore, these common stock equivalents are considered antidilutive and diluted EPS is equal to basic EPS. Losses are allocated equally between both classes of common stock because they are entitled to the same liquidation and dividend rights.
Recently Adopted Accounting Pronouncements—There were no accounting standards adopted in 2022 that had a material impact in our consolidated financial statements.
Recently Issued Financial Accounting Standards Not Yet Adopted—We assess the adoption impacts of recently issued accounting standards by the FASB in our consolidated financial statements as well as material updates to previous assessments, if any from our 2021 Form 10-K. There were no accounting standards issued in 2022 that are expected to have a material impact in our consolidated financial statements.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at December 31, 2022 and 2021 are as follows:

	2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$11.3	$—	$—	$(0.3)	$11.0
Municipal securities	21.4	—	—	(1.2)	20.2
Corporate debt securities	60.5	—	—	(2.7)	57.8
Residential mortgage-backed securities	5.5	—	—	(0.3)	5.2
Commercial mortgage-backed securities	24.4	—	—	(1.2)	23.2
Other debt obligations	11.1	—	0.1	(0.2)	11.0
Total fixed maturities	134.2	—	0.1	(5.9)	128.4
Short-term investments	0.4	—	—	—	0.4
Total	$134.6	$—	$0.1	$(5.9)	$128.8

	2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$23.7	$—	$—	$(0.4)	$23.3
Municipal securities	20.4	—	0.3	(0.1)	20.6
Corporate debt securities	48.2	—	0.7	(0.2)	48.7
Residential mortgage-backed securities	3.5	—	—	—	3.5
Commercial mortgage-backed securities	30.2	—	0.2	(0.1)	30.3
Other debt obligations	3.5	—	—	—	3.5
Total	$129.5	$—	$1.2	$(0.8)	$129.9

Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of December 31, 2022 and 2021. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of December 31, 2022 and 2021.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

	2022
	Less than 12 Months			12 Months or More		Total
	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$6.9		$(0.1)	$4.1	$(0.2)	$11.0	$(0.3)
Municipal securities	11.5		(0.5)	8.2	(0.7)	19.7	(1.2)
Corporate debt securities	45.3		(1.6)	11.5	(1.1)	56.8	(2.7)
Residential mortgage-backed securities	2.2		—	1.9	(0.3)	4.1	(0.3)
Commercial mortgage-backed securities	18.3		(0.8)	4.6	(0.4)	22.9	(1.2)
Other debt obligations	6.8		(0.2)	—	—	6.8	(0.2)
Total fixed maturities	91.0		(3.2)	30.3	(2.7)	121.3	(5.9)
Short-term investments	0.1		—	—	—	0.1	—
Total	$91.1		$(3.2)	$30.3	$(2.7)	$121.4	$(5.9)

	2021
	Less than 12 Months			12 Months or More		Total
	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$7.5	$—	$(0.1)	$14.0	$(0.3)	$21.5	$(0.4)
Municipal securities	8.9		(0.1)	—	—	8.9	(0.1)
Corporate debt securities	12.7		(0.1)	1.6	(0.1)	14.3	(0.2)
Residential mortgage-backed securities	1.9		—	0.5	—	2.4	—
Commercial mortgage-backed securities	8.7		(0.1)	—	—	8.7	(0.1)
Total	$39.7		$(0.4)	$16.1	$(0.4)	$55.8	$(0.8)

Other Investments
As of December 31, 2022 and 2021, other investments related to our private equity investments were $4.4 million and $4.7 million, respectively. We recognized $1.2 million and zero of realized gains in December 31, 2022 and 2021, respectively. We recorded the sale of one of our private equity investments within net realized gains on investments in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. There were no impairment losses recognized on private equity investments for the years ended December 31, 2022 and 2021.

The following table reflects the gross and net realized gains and losses on short-term investments, available-for-sale fixed maturities and other investments that have been included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(dollars in millions)
Realized gains on investments	$1.2	$2.5	$0.5
Realized losses on investments	(0.7)	(0.1)	(0.2)
Net realized gains on investments	$0.5	$2.4	$0.3
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at December 31, 2022:

	2022
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$27.1	$26.7
Due after one year through five years	80.2	76.2
Due five years through 10 years	15.4	14.6
Due after 10 years	11.9	11.3
Total	$134.6	$128.8
The following table sets forth the components of net investment income for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(dollars in millions)
Interest on bonds	$2.4	$2.4	$4.2
Interest on deposits and cash equivalents	5.7	1.1	1.7
Other investments(1)	—	3.8	—
Total	8.1	7.3	5.9
Investment expense	(1.9)	(2.3)	(0.5)
Net investment income	$6.2	$5.0	$5.4
______________
(1) Unrealized gains resulting from observable price changes related to our private equity investments.

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at December 31, 2022 and 2021:

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$62.5	$59.9	46.5%
AA+, AA, AA-, A-1	19.9	19.1	14.8
A+, A, A-	38.4	36.5	28.3
BBB+, BBB, BBB-	13.8	13.3	10.4
Total	$134.6	$128.8	100.0%

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$70.9	$70.8	54.5%
AA+, AA, AA-, A-1	14.7	14.8	11.4
A+, A, A-	33.4	33.6	25.9
BBB+, BBB, BBB-	10.5	10.7	8.2
Total	$129.5	$129.9	100.0%
Pursuant to certain regulatory requirements, we are required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in fixed maturities available-for-sale on the consolidated balance sheets. As of December 31, 2022 and 2021, these required deposits had an amortized cost of $11.7 million and $13.4 million, respectively, and fair value of $11.3 million and $13.8 million, respectively.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of December 31, 2022 and 2021:

	2022
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$9.2	$1.8	$—	$11.0
Municipal securities	—	20.2	—	20.2
Corporate debt securities	—	57.8	—	57.8
Residential mortgage-backed securities	—	5.2	—	5.2
Commercial mortgage-backed securities	—	23.2	—	23.2
Other debt obligations	—	11.0	—	11.0
Total fixed maturities	9.2	119.2	—	128.4
Short-term investments	—	0.4	—	0.4
Cash equivalents	487.3	—	—	487.3
Total assets at fair value	$496.5	$119.6	$—	$616.1

	2021
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$22.6	$0.7	$—	$23.3
Municipal securities	—	20.6	—	20.6
Corporate debt securities	—	48.7	—	48.7
Residential mortgage-backed securities	—	3.5	—	3.5
Commercial mortgage-backed securities	—	30.3	—	30.3
Other debt obligations	—	3.5	—	3.5
Total fixed maturities	22.6	107.3	—	129.9
Cash equivalents	127.0	—	—	127.0
Total assets at fair value	$149.6	$107.3	$—	$256.9
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

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt as of December 31, 2022 was classified within Level 2 of the fair value hierarchy. The fair value was based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of December 31, 2022 and 2021, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying amount as of December 31, 2022	Estimated Fair Value as of December 31, 2022	Carrying amount as of December 31, 2021	Estimated Fair Value as of December 31, 2021
	(dollars in millions)
Long-term debt	$295.4	$309.7	$—	$—
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	2022	2021	2020
	(dollars in millions)
Gross loss and LAE reserves, January 1	$320.2	$237.2	$140.7
Reinsurance recoverable on unpaid losses	(79.5)	(79.6)	(18.9)
Net loss and LAE reserves, January 1	240.7	157.6	121.8
Net incurred loss and LAE related to:
Current year	348.1	405.9	341.9
Prior years	2.9	(13.6)	20.9
Total incurred	351.0	392.3	362.8
Net paid loss and LAE related to:
Current year	215.6	226.4	216.3
Prior years	165.1	82.8	110.7
Total paid	380.7	309.2	327.0
Net loss and LAE reserves, December 31	211.0	240.7	157.6
Plus reinsurance recoverable on unpaid losses	76.4	79.5	79.6
Gross loss and LAE reserves, December 31	$287.4	$320.2	$237.2
Incurred losses and LAE attributable to prior accident years was an increase of $2.9 million, a decrease of $13.6 million and an increase of $20.9 million during 2022, 2021 and 2020, respectively.
The increase to incurred losses for prior accident years in 2022 of $2.9 million was primarily driven by higher-than-expected reported losses from accident year 2021 material damage claims due to higher replacement parts cost and growth in used car values.
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
The following table shows incurred and paid losses and allocated loss adjustment expenses, or ALAE, development by accident year for private passenger auto in aggregate, cumulative claim frequency is defined as the number of reported claims at the claim level which includes reported claims that do not result in a liability:

Incurred Losses and ALAE—Net of Reinsurance
Accident Year	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022	IBNR	Reported Claims(1)
		(dollars in millions)
2017	$1.2	$1.1	$1.1	$1.1	$1.1	$1.1	$—	556
2018		42.3	48.3	49.6	48.7	48.3	0.2	18,111
2019			287.3	306.3	304.7	306.0	1.5	90,167
2020				295.9	287.7	286.2	3.9	117,343
2021					341.6	348.1	14.3	151,988
2022						296.0	50.1	115,312
Total						$1,285.7	$70.0	493,477

Cumulative Paid Losses and ALAE—Net of Reinsurance
Accident Year	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022
		(dollars in millions)
2017	$0.6	$0.9	$1.0	$1.1	$1.1	$1.1
2018		20.6	44.6	48.1	48.1	47.7
2019			177.0	277.7	296.2	302.1
2020				182.0	238.5	269.9
2021					179.4	294.6
2022						175.3
Total						1,090.7
Loss and ALAE reserves—net of reinsurance						$195.0
_______________
(1) Reported by claim event.
The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and ALAE reserves, with separate disclosure of unallocated LAE, or ULAE, and reinsurance recoverable on unpaid losses for the years ended December 31:

	2022	2021
	(dollars in millions)
Loss and ALAE reserves—net of reinsurance	$195.0	$220.5
ULAE reserves—net of reinsurance	16.0	20.2
Reinsurance recoverables on unpaid losses	76.4	79.5
Total loss and LAE reserves—gross of reinsurance	$287.4	$320.2

The following table sets forth the historical average annual percentage payout of incurred losses and ALAE (claims duration), net of reinsurance, as of December 31, 2022:

Year	1	2	3	4	5	6
Incremental Paid(1)	54.9%	32.5%	8.3%	3.7%	(0.4)%	—%
_______________
(1) Supplemental information and unaudited.
6.REINSURANCE
The following table reflects amounts affecting the consolidated balance sheets and statements of operations and comprehensive loss for reinsurance as of and for the years ended December 31:

	2022	2021	2020
	(dollars in millions)
Loss and LAE reserves:
Direct	$269.3	$313.2	$237.2
Assumed	18.1	7.0	—
Ceded	(76.4)	(79.5)	(79.6)
Net loss and LAE reserves	$211.0	$240.7	$157.6
Unearned premiums:
Direct	$125.8	$170.6	$157.1
Assumed	10.7	9.5	—
Ceded	(74.2)	(100.8)	(112.8)
Net unearned premiums	$62.3	$79.3	$44.3
Premiums written:
Direct	$556.8	$725.9	$616.8
Assumed	43.2	16.7	—
Ceded	(331.2)	(397.3)	(378.0)
Net premiums written	$268.8	$345.3	$238.8
Premiums earned:
Direct	$601.6	$712.3	$605.2
Assumed	42.0	7.3	—
Ceded	(357.7)	(409.3)	(282.7)
Net premiums earned	$285.9	$310.3	$322.5
Losses and LAE incurred:
Direct	$549.8	$683.9	$557.6
Assumed	44.9	10.9	—
Ceded	(243.7)	(302.5)	(194.8)
Net losses and LAE incurred	$351.0	$392.3	$362.8
If our reinsurance was cancelled at December 31, 2022 and 2021, the maximum amount of return ceded commissions due with the return of unearned premiums would have been $19.0 million and $26.5 million, respectively. Our reinsurance recoverable on unpaid losses gross of the provision for loss corridor, loss ratio caps and allowance for credit losses was $143.3 million and $160.7 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, a provision for loss corridor of $66.2 million and $80.4 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.

7.LONG-TERM DEBT
In January 2022, we entered into the Term Loan, with the full principal amount due and payable upon maturity on January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate currently calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9.0%, plus 0.26161% per annum. As part of the loan agreement, we issued warrants to the lender to purchase approximately 0.3 million shares of our Class A common stock at a strike price of $162.00 per share. Such warrants will expire on the later of the repayment in full of the Term Loan or January 27, 2027. The total fair value of these warrants at January 27, 2022 was $0.6 million.
The Term Loan contains debt covenants which, among other things, require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200.0 million at all times. This threshold may be reduced to $150.0 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross premiums earned of 12%; or ceasing any customer acquisition spend outside of the Carvana commercial agreement and reducing our monthly cash burn to no greater than $12.0 million.
Under the latter set of circumstances, we must issue additional warrants to purchase shares of our Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of Class A common stock on a fully-diluted basis as of the date the threshold is reduced. The additional warrants, if issued, would have an exercise price equal to the 30-trading day volume weighted average price of the Class A common stock as of the trading day immediately prior to the triggering date. The additional warrants will expire on the later of the repayment in full of the Term Loan, January 27, 2027 or the date that falls 12 months after the issuance of these warrants. As of December 31, 2022, the fair value of these 1.0% warrants was immaterial to our consolidated financial statements.
On November 8, 2021, we extinguished Term Loan B for $120.9 million, consisting of $100.0 million principal balance and $20.9 million of accrued interest, including paid-in-kind interest, and fees. We also amortized the remaining unamortized discount and debt and warrant issuance costs, all of which resulted in a loss on early extinguishment of debt of $15.9 million that was recognized in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2021
In October 2021, upon maturity of our $100 million term loan, or Term Loan A, we repaid the outstanding principal balance of $98.8 million and accrued interest and fees of $0.2 million. We had no letters of credit outstanding or amounts drawn against the revolving loan on the date of the termination.
The following summarizes the carrying value of long-term debt and warrants as of December 31, 2022 and 2021:

	2022	2021
	(dollars in millions)
Term Loan	$300.0	$—
Accrued interest payable	7.3	—
Unamortized discount and debt issuance costs and warrants	(11.9)	—
Total	$295.4	$—

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
The following table summarizes supplemental balance sheets information related to leases at December 31, 2022 and 2021:

	2022	2021
Operating leases:	(dollars in millions)
Operating lease right-of-use liabilities	$10.5	$14.1
Operating lease right-of-use assets	$4.3	$5.1
Operating lease liabilities are included in other liabilities and operating lease right-of-use assets are included in other assets in our consolidated balance sheets.
The components of lease costs for the years ended December 31, 2022 and 2021, are as follows:

	Years Ended December 31,
	2022	2021
Lease cost components:	(dollars in millions)
Operating lease costs(1)	$2.1	$5.0
______________
(1) Variable lease expense and short-term lease expense recognized during the years ended December 31, 2022 and 2021 were not material.

Supplemental cash flow information for the years ended December 31, 2022 and 2021, are as follows:

	2022	2021
	(dollars in millions)
Operating cash flows paid for amounts included in the measurement of lease liabilities	$3.9	$3.8
In October 2022, we reduced our square footage at one of our offices. The amendment triggered a remeasurement of the operating lease assets and liabilities at the modification date, resulting in a decrease of $0.9 million as of December 31, 2022. The modification also resulted in a $0.9 million gain for the year ended December 31, 2022. The gain is a contra-expense in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
In August 2022, we ceased using a portion of our corporate headquarters and extended the lease term on the remaining portion to December 31, 2027. The amendment triggered a change in estimate to the respective useful lives, which has been accounted for as a lease modification. The operating lease assets and liabilities were remeasured at the modification date, resulting in an increase of $1.4 million as of December 31, 2022.
During evaluation of our office space needs in 2021, we determined our Easton facility in Columbus, Ohio had no future economic benefit, so we determined the cease-use date occurred in December 2021. Accordingly, we accelerated the amortization of the remaining right-of-use asset and recognized $2.0 million of lease expense within general and administrative expenses in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

We also sublease certain office space, resulting in sublease income. Sublease income and the related assets and cash flows are not material to our consolidated financial statements as of and for the years ended December 31, 2022 and 2021. Sublease income is recognized as a reduction to operating lease expense in our consolidated statements of operations and comprehensive loss.
The weighted average remaining lease term and weighted average operating lease discount rate, for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Weighted average of remaining operating lease term (years)	4.6	4.4
Weighted average operating lease discount rate	11.8%	10.8%
Future lease payments as of December 31, 2022 were as follows:

Operating Leases
(dollars in millions)
2023	$3.2
2024	3.2
2025	2.2
2026	2.3
2027	2.4
2028 and thereafter	0.2
Total future lease payments	13.5
Less: imputed interest	(3.0)
Total lease liabilities	$10.5

9.INCOME TAXES
We had no income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
(dollars in millions)
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$—	$—	$—
The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2022, 2021 and 2020 to pretax income as a result of the following:

	2022		2021		2020
	(dollars in millions)
Loss before income taxes	$(297.7)		$(521.1)		$(363.0)
Statutory U.S. federal income tax benefit	(62.5)	21.0%	(109.4)	21.0%	(76.2)	21.0%
Valuation allowance on deferred tax assets	65.8	(22.1)	116.7	(22.4)	61.5	(16.9)
Warrants fair value adjustment	—	—	—	—	11.5	(3.2)
Share-based compensation	4.9	(1.6)	(3.3)	0.6	5.0	(1.4)
Nondeductible compensation	1.3	(0.4)	1.8	(0.3)	—	—
Return to provision permanent adjustments	(3.5)	1.2	(0.5)	0.1	—	—
State net operating loss	(7.1)	2.4	(4.9)	0.9	(3.1)	0.9
Other	1.1	(0.5)	(0.4)	0.1	1.3	(0.4)
Income tax expense (benefit)	$—	—%	$—	—%	$—	—%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021:

	2022	2021
	(dollars in millions)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$1.9	$2.5
Unearned premium reserves	2.7	3.8
Nondeductible accruals	0.4	0.5
Deferred rent	1.5	2.0
Research and development credits	0.9	0.9
Disallowed interest carryforward	16.5	9.6
Bad debt expense	0.7	1.2
Excess ceding commission	2.8	2.2
Deferred compensation	6.1	2.5
Stock and warrant compensation	9.5	5.4
Unrealized losses	1.4	—
Other	0.1	2.6
State net operating loss carryforward	17.4	10.2
Net operating loss carryforward	266.4	217.4
Gross deferred assets	328.3	260.8
Less valuation allowance	(322.3)	(255.0)
Total deferred tax assets, less valuation allowance	6.0	5.8
Deferred tax liabilities:
Internally developed software	2.0	2.7
Fixed assets	1.3	2.2
Deferred acquisition costs	1.5	0.6
Unrealized gains	—	0.1
Other	1.2	0.2
Deferred tax liabilities	6.0	5.8
Net deferred tax asset	$—	$—
The above amounts were calculated in accordance with ASC 740, Income Taxes. The application of ASC 740 requires a company to evaluate the recoverability of deferred tax assets and to establish a valuation allowance if necessary to reduce the carrying value of the deferred tax asset to an amount which is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we include many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) the timing of expected reversal; (4) taxable income in prior carry back years as well as projected taxable earnings exclusive of reversing temporary differences and carry forwards; (5) the length of time that carryovers can be used; (6) unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit expiring unused. Although lack of realization is not assured, we believe it is more likely than not that the deferred tax assets will not be realized. As such, a valuation allowance of $322.3 million has been established.

We have experienced an ownership change under Section 382 of the Internal Revenue Code, or the Code. Accordingly, use of a portion of our net operating losses, or NOLs, and tax credit carryforwards are subject to an annual limitation under Section 382 of the Code. We do not expect any of our deferred tax assets related to our NOLs or tax credit carryforwards to expire unutilized as a result of this limitation.
The following table sets forth carryforwards related to NOLs and tax credits:

	Carryforward with Expiration	Carryforward Indefinitely	Total	Years of Expiration
	(dollars in millions)
Federal	$640.7	$628.2	$1,268.9	2035 - 2042
State (gross, apportioned)	238.4	55.7	294.1	2024 - 2042
Research and development credits	0.9	—	0.9	2036 - 2038
Total	$880.0	$683.9	$1,563.9

We file a consolidated federal income tax return and certain state income tax returns. Tax years 2019 and forward are still subject to U.S. federal examinations. The federal statute of limitations is generally three years. Currently all state income and franchise tax returns are within each taxing authorities statute of limitations and are subject to examination.
10.RESTRUCTURING COSTS
In November 2022, we initiated a company-wide involuntary workforce reduction as part of our efforts to improve efficiency and operating costs, and prioritize resources to further strengthen our pricing and underwriting foundation and the continued development of our embedded products, or November 2022 Restructuring. As a result of the November 2022 Restructuring, we incurred severance, benefits, share-based compensation, employee compensation expense dependent upon continuous employment for certain employees, and related employee costs, or Employee costs. In 2023, we expect to incur approximately $6.6 million of employee compensation expense, dependent upon continuous employment for certain employees, to be recognized ratably through the fourth quarter of 2023. We expect a cash expenditure related to these employee compensation costs in the first quarter of 2024. We do not expect to incur any material additional expenditures related to real estate exit costs or software costs in future periods.
In January 2022, we instituted an organizational realignment, which included an involuntary workforce reduction, due to inflation and loss cost trends and to further drive efficiency and increased focus on our strategic priorities, or January 2022 Restructuring. As a result of the January 2022 Restructuring, we incurred Employee costs and accelerated expense for software that no longer has economic benefit. Additionally, we incurred real estate exit costs related to certain floors of our corporate headquarters in Columbus, Ohio that we ceased using. To the extent we had no intent or ability to sublease the space, we accelerated the amortization of the related right-of-use assets, leasehold improvements and furniture and fixtures. For subleased space, we recognized sublease income as an offset to amortization of the right-of-use asset. As of December 31, 2022, we do not expect to incur any material additional expenditures in future periods related to the January 2022 Restructuring.
The following table displays restructuring costs recorded in general and administrative expenses on the consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2022	2021	2020
Restructuring costs:	(dollars in millions)
Employee costs	$15.5	$—	$—
Real estate exit costs	2.1	—	—
Software costs	1.0	—	—
Total restructuring costs	$18.6	$—	$—

The following table displays a rollforward of the accrual for restructuring costs recorded in other liabilities on the consolidated balance sheets:

	Employee costs	Software costs	Total liability
Restructuring activity:	(dollars in millions)
Restructuring liability as of December 31, 2021	$—	$—	$—
Expense incurred	10.2	1.0	11.2
Payments	(7.1)	(0.9)	(8.0)
Restructuring liability as of December 31, 2022	$3.1	$0.1	$3.2

11.CAPITAL STOCK
In August 2022, an authorized subcommittee of our board of directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18, which became effective on August 12, 2022. Accordingly, all common stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented. Our total authorized shares consist of 1,000.0 million of Class A common stock, 269.0 million shares of Class B common stock and 100.0 million shares of preferred stock. All classes of stock have a par value of $0.0001 per share. For additional information related to the reverse stock split, see Note 2, “Basis of Presentation and Significant Accounting Policies.”
As of December 31, 2022, the Company has issued and outstanding: 9.2 million shares of Class A common stock, 5.0 million shares of Class B common stock, and 14.1 million shares of preferred stock that have a redemption value of $126.5 million.
In October 2021, we issued redeemable convertible preferred stock to Carvana pursuant to the Investment Agreement. We received $126.5 million of gross proceeds from the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Preferred Stock and issued Carvana eight tranches of warrants to purchase shares of the Company’s Class A common stock. Further details on the warrants are discussed in Note 12, "Share-Based Compensation." In connection with the Investment Agreement, we incurred issuance costs of $19.6 million, $9.0 million of which were contingent upon the success of the Investment Agreement as measured by achievement of certain warrant vesting milestones. We allocated the issuance costs between the preferred stock and the warrants based on their relative fair values. The warrants are recognized on a pro-rata basis considering Carvana’s progress toward achieving the milestones, and the allocated issuance costs are reclassified from other assets to contra-equity on that same pro-rata basis. As of December 31, 2022, issuance costs were recognized in our consolidated balance sheets as follows: $14.5 million as contra-redeemable convertible preferred stock; $2.7 million as contra-additional paid-in capital; and $2.4 million as other assets. The carrying value of our preferred stock was $112.0 million as of December 31, 2022.
In October 2021, our board of directors approved the retirement of 0.3 million shares of Class A common stock that were held in treasury at $0.8 million.
In October 2020, we completed our IPO, which resulted in the issuance and sale of 1.3 million shares of Class A common stock at the IPO price of $486.00. Concurrently, we issued and sold 1.0 million shares of our Class A common stock in private placements. We received net proceeds of $1.1 billion after deducting certain underwriting discounts and commissions and other offering costs of $57.5 million. All shares of our common stock and redeemable convertible preferred stock outstanding immediately prior to our IPO were converted into shares of our Class B common stock, and all warrants were exercised into shares of Class B common stock.
The voting, dividend and liquidation rights of the holders of our Class A and Class B common stock are subject to and qualified by the rights, powers, and preferences of the holders of the preferred stock. Other rights, privileges, and preferences of our capital stock are as follows:

Dividends—Class A and Class B common stock are entitled to the same dividend rights. We are not permitted to declare, pay, or set aside any dividends on shares of any other class or series of capital stock unless the holders of the preferred stock then outstanding first receive, or simultaneously receive, a dividend.
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
Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time, or from time to time, into shares of Class A common stock at a conversion rate equal to the liquidation preference divided by the conversion price. As of December 31, 2022, the conversion price was $162.00 per share and the Series A Preferred Stock was convertible into 0.8 million shares of Class A common stock. To the extent that such conversion would cause the holder to hold in excess of 9.9% of the voting stock, such conversion would be subject to approval from (a) the Delaware Insurance Commissioner and (b) the Ohio Director of Insurance.
Redemption and Balance Sheet Classification—The redeemable convertible preferred stock is classified as mezzanine equity because while it is not mandatorily redeemable, it will become convertible or redeemable at the option of the preferred stockholder in connection with any change of control of the Company, which is considered not solely within our control.
12.SHARE-BASED COMPENSATION
In August 2022, an authorized subcommittee of our board of directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18, which became effective on August 12, 2022. Accordingly, all stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented.
Warrants
As part of the Investment Agreement discussed in Note 11, “Capital Stock,” we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants.” However, the exercisability of certain tranches are subject to Carvana’s decision to exercise certain other tranches. If Carvana exercises short-term tranches, then long-term tranche 1 warrants are cancelled and the remaining long-term tranches would be reduced such that Carvana will have the opportunity to purchase a maximum of 7.2 million shares of Class A common stock.

As of December 31, 2022, we determined the remaining unvested short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized warrant compensation expense related to these equity-classified warrants based on progress toward completing the Integrated Platform, and policies originating through the Integrated Platform. In September 2022, the Integrated Platform launched and as a result, tranche 1 of our short-term warrants vested. There were no exercises upon vesting and all warrants remain outstanding. All of these warrants are out-of-the-money and therefore have no intrinsic value as of December 31, 2022.
The following table displays warrant compensation expense recorded in the consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Warrant compensation expense:
Sales and marketing	$8.8	$8.8	$—
Other insurance (benefit) expense	5.7	—	—
Total warrant compensation expense	$14.5	$8.8	$—
The short-term warrants will expire September 1, 2025 and the long-term warrants will expire September 1, 2027. The following table provides other key terms of the warrants:

Warrants	Exercise Price	Shares Issued (in millions)	Grant Date Fair Value per Share	Vesting Condition
Short-Term
Tranche 1	$180.00	2.4	$0.42	Completing the Integrated Platform
Tranche 2	$198.00	3.2	$0.37	50,000 policy originations
Tranche 3	$216.00	1.6	$0.18	75,000 policy originations
Total Short-Term		7.2

Long-Term
Tranche 1	$180.00	1.4	$0.42	100,000 policy originations
Tranche 2	$225.00	1.5	$0.35	200,000 policy originations
Tranche 3	$270.00	1.5	$0.24	300,000 policy originations
Tranche 4	$405.00	1.5	$0.09	400,000 policy originations
Tranche 5	$540.00	1.3	$0.04	500,000 policy originations
Total Long-Term		7.2
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
As of December 31, 2022, there was $21.1 million of unrecognized compensation cost related to the warrants. The remaining costs are expected to be recognized over a period of approximately two years.

Employee Share-Based Compensation
2020 Equity Incentive Plan
We maintain an equity incentive plan, the 2020 Equity Incentive Plan, or the 2020 Plan, for the issuance and grant of equity awards (restricted stock, RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of December 31, 2022, the number of shares authorized under the 2020 Plan was 3.2 million shares of Class A common stock, inclusive of available shares previously reserved for issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, and subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. In addition, this reserve will automatically increase on January 1 of each year, which commenced on January 1, 2021 and will end on (and including) January 1, 2030, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31 of the preceding year. However, the board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock. The aggregate maximum number of shares of Class A common stock that may be issued pursuant to the exercise of incentive stock options is 6.7 million shares. As of December 31, 2022, the number of shares available for issuance under the 2020 Plan was 1.8 million.
In August 2022, our board of directors approved the First Amendment to our 2020 Employee Stock Purchase Plan, or ESPP. The number of shares of Class A common stock initially reserved for issuance under the ESPP is limited to 0.3 million shares. In addition, the number of shares reserved for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of capital stock outstanding on December 31 of the preceding year and (ii) 0.4 million shares of Class A common stock. Our board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock.
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
The following table displays employee share-based compensation expense recorded in the consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.7	$1.5	$0.6
Sales and marketing	0.8	1.0	1.0
Other insurance (benefit) expense	0.8	1.6	1.0
Technology and development	3.3	4.5	5.8
General and administrative	24.9	10.7	20.4
Total share-based compensation expense	$30.5	$19.3	$28.8

The following table provides total employee share-based compensation expense by type of award:

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$28.8	$14.9	$0.6
Stock option expense	1.7	4.4	28.2
Total share-based compensation expense	$30.5	$19.3	$28.8
In March 2020, a current investor completed a tender offer for common stock from vested shareholders, many of whom were employees or members of the board of directors. To encourage participation, the tender offer was made at a price in excess of the fair value of our common stock. As a result, we recognized $25.1 million of share-based compensation expense related to these tender offers during the year ended December 31, 2020.
As of December 31, 2022, there was $2.2 million and $40.2 million of unrecognized compensation cost related to unvested stock options and RSUs, respectively. The remaining costs are expected to be recognized over a period of four years for unvested stocks options and RSUs.
Restricted Stock Units
A summary of RSU activity for the year ended December 31, 2022 and 2021 is as follows:

Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2021	—	$331.38	$6.2
Granted	0.7	165.06
Vested	—	325.62	1.0
Forfeited, expired or canceled	(0.2)	184.32
Nonvested at December 31, 2021	0.5	162.36	$27.4
Granted	1.1	31.34
Vested	(0.1)	135.25	3.3
Forfeited, expired or canceled	(0.4)	81.38
Nonvested at December 31, 2022	1.1	$51.81	$5.0

Stock Options
A summary of option activity for the years ended December 31, 2022 and 2021 is as follows:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding at January 1, 2021	0.6	$43.02	7.75	$137.7
Granted	—	194.76
Exercised	(0.2)	30.24		24.1
Forfeited, expired or canceled	—	79.92
Outstanding at December 31, 2021	0.4	$42.48	6.12	$9.5
Granted	—	21.42
Exercised	(0.1)	6.60		1.9
Forfeited, expired or canceled	(0.1)	83.89
Outstanding at December 31, 2022	0.2	$38.15	5.63	$0.2
A summary of total options outstanding and exercisable at December 31, 2022:

	Options Outstanding and Exercisable
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
	(in millions, except exercise price and term amounts)
Range of Exercise Prices:
$0.06 - $21.42	0.1	$5.06	4.84
$21.42 - $130.50	0.1	$51.97	6.34
$130.50 - $231.66	—	$150.11	7.00
The 2020 Plan permits the optionee to early exercise options to obtain preferred tax treatment before the completion of the award’s requisite service or vesting period. If the employee terminates employment before the end of this period, the 2020 and 2015 Plans allow us to repurchase the shares, at our option, at the exercise price of the award. The repurchase feature is used to incentivize the employee to remain through the requisite service or vesting period to receive the full economic benefit of the award. As of December 31, 2022 and 2021, share repurchase obligations were immaterial to our consolidated financial statements.

13.COMMITMENTS AND CONTINGENCIES
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
The following table summarizes, by remaining maturity, future commitments related to other arrangements as of December 31, 2022:

Purchase Obligations
(dollars in millions)
2023	$11.7
2024	14.4
2025	11.7
2026	10.0
2027 and thereafter	—
Total	$47.8
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On February 9, 2023, a purported class action complaint was filed against the Company’s subsidiary, Root Insurance Company, in the U.S. District Court for the Middle District of Louisiana (Case No. 3:23-cv-00089-JWD-RLB) by an individual on her behalf and further claiming to represent a putative class of insureds. The complaint alleges that the defendant breached its insurance contract and violated specific provisions of the Louisiana law in settling her vehicle total loss claim. The complaint seeks damages to include payment of alleged benefits owed under the policy, in addition to pre- and post-judgment interest, statutory penalties, attorneys fees and costs, and injunctive relief on behalf of the named plaintiff and the putative class members. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in its early stages. Therefore, at this time, we cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
On December 19, 2022, a purported class action complaint was filed against the Company’s subsidiary, Root Insurance Company, in the U.S. District Court for the Western District of Texas (Case No. 1:22-cv-01328-LY) by an individual on her behalf and further claiming to represent a putative class of insureds. The complaint alleges that the defendant breached its insurance contract and violated specific provisions of the Texas Prompt Payment of Claims Act for an alleged failure to include sales tax in total loss vehicle settlements. The complaint seeks damages to include payment of alleged benefits owed under the policy, in addition to pre- and post-judgment interest and attorneys fees on behalf of the named plaintiff and the putative class members. The defendant has moved to dismiss the claims set forth in the complaint. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in its early stages. Therefore, at this time, we cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
On June 27, 2022, a verified shareholder derivative complaint was filed against certain of the Company’s current and former officers and directors in the U.S. District Court for the District of Delaware (Case No. 1:22-cv-00865). The Company was named as a nominal defendant. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties, were unjustly enriched, wasted corporate assets, and are liable under Section 11(f) of the Securities Act, in connection with and following the Company’s IPO. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is currently stayed pending resolution of the motion to dismiss filed by the defendants in the below matter and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, in connection with and following the Company’s IPO. The complaint seeks unspecified damages. The defendants have moved to dismiss the claims set forth in the complaint. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.
14.OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Beginning balance	$0.4	$5.6	$0.6
Other comprehensive (loss) income before reclassifications	(6.9)	(2.8)	5.3
Net realized losses (gains) on investments reclassified from AOCI to net loss	0.7	(2.4)	(0.3)
Other comprehensive (loss) income	(6.2)	(5.2)	5.0
Ending balance	$(5.8)	$0.4	$5.6

15.LOSS PER SHARE
In August 2022, an authorized subcommittee of our board of directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18, which became effective on August 12, 2022. Accordingly, all stock, equity award, warrant, and per share amounts have been adjusted to reflect the reverse stock split for all prior periods presented.
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Net loss	$(297.7)	$(521.1)	$(363.0)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.1	13.8	4.2
Loss per common share: basic and diluted (both Class A and B)	$(21.11)	$(37.76)	$(86.43)

We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each year end, from the computation of diluted EPS attributable to common stockholders for the years indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2022	2021	2020
	(in millions)
Options to purchase common stock	0.2	0.4	0.6
Nonvested shares subject to repurchase	0.1	0.1	0.3
Restricted stock units	1.1	0.5	—
Redeemable convertible preferred stock (as converted to common stock)	0.8	0.8	—
Warrants to purchase common stock	7.7	7.2	—
Total	9.9	9.0	0.9
16.STATUTORY FINANCIAL INFORMATION
Root Insurance Company and Root Property & Casualty, or our insurance subsidiaries, are required to prepare statutory financial statements in conformity with the basis of accounting practices prescribed or permitted by the Ohio DOI and Delaware DOI, respectively. Ohio and Delaware have adopted the NAIC Accounting Practices and Procedures Manual as the basis of their statutory accounting practices. Root Insurance Company and Root Property & Casualty maintained statutory capital and surplus as of December 31, 2022 and 2021 and had statutory net loss for the years ended December 31, 2022, 2021 and 2020 as follows:

	Statutory Net Loss			Statutory Capital and Surplus
	2022	2021	2020	2022	2021
	(in millions)
Root Insurance Company	$(125.7)	$(126.9)	$(123.8)	$77.0	$91.5
Root Property & Casualty	(30.8)	(33.4)	(25.5)	20.3	21.8
Total	$(156.5)	$(160.3)	$(149.3)	$97.3	$113.3
The payment of dividends by Root Insurance Company and Root Property & Casualty are subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware, respectively, or the insurance laws. The insurance laws require domestic insurance companies to notify the supervisory superintendent, commissioner and/or director to seek prior regulatory approval to pay a dividend or distribute cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer as of the prior December 31. During the years ended December 31, 2022, 2021 and 2020, Root Insurance Company and Root Property & Casualty did not pay any dividends.
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
The NAIC Risk-Based Capital, or RBC, model law requires every insurer to calculate its total adjusted capital and RBC requirement to ensure insurer solvency. Regulatory guidelines provide for an insurance commissioner to intervene if the insurer experiences financial difficulty, as evidenced by a company's total adjusted capital falling below established relationships to required RBC. The model includes components for asset risk, underwriting risk, credit risk and other factors. The State of Ohio and the State of Delaware impose minimum RBC requirements that are developed by the NAIC. The formulas in the model for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, all of which require specified corrective action. The statutory surplus for Root Insurance Company and Root Property & Casualty exceeded the minimum RBC requirements for the years ended December 31, 2022 and 2021.
17.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022		2021		2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
State	(dollars in millions)
Texas	$109.3	18.2%	$152.3	20.5%	$132.5	21.5%
Georgia	62.3	10.4	79.2	10.7	72.4	11.7
Colorado	40.6	6.8	33.5	4.5	20.2	3.3
Pennsylvania	34.9	5.8	39.8	5.4	30.2	4.9
Louisiana	33.1	5.5	42.2	5.7	28.0	4.5
Utah	30.9	5.2	33.8	4.6	26.0	4.2
Nevada	28.4	4.7	33.6	4.5	19.1	3.1
South Carolina	20.1	3.4	26.3	3.5	9.6	1.6
Oklahoma	19.8	3.3	22.5	3.0	18.6	3.0
Indiana	17.8	3.0	21.7	2.9	18.1	2.9
All others states	202.8	33.7	257.7	34.7	242.1	39.3
Total	$600.0	100.0%	$742.6	100.0%	$616.8	100.0%

18.REVISION OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
Presented below are the revisions to the previously issued quarterly financial statements for immaterial errors in 2022 related to the purported misappropriation of funds by a former senior marketing employee as disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.” The following tables present the effect of the revision on the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity and condensed consolidated statements of cash flows.

	Three Months Ended March 31, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of operations and comprehensive loss data:	(in millions, except per share amounts)
Sales and marketing	$14.7	$0.6	$15.3
General and administrative	30.0	0.5	30.5
Total operating expenses	156.3	1.1	157.4
Operating loss	(70.9)	(1.1)	(72.0)
Loss before income tax expense	(76.4)	(1.1)	(77.5)
Net loss	(76.4)	(1.1)	(77.5)
Comprehensive loss	$(80.1)	$(1.1)	$(81.2)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)(1)	14.0		14.0
Loss per common share: basic and diluted (both Class A and B)(1)	$(5.46)		$(5.54)
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

	Three Months Ended June 30, 2022 (unaudited)			Six Months Ended June 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected
Condensed consolidated statements of operations and comprehensive loss data:	(in millions, except per share amounts)			(in millions, except per share amounts)
Sales and marketing	$25.4	$(4.0)	$21.4	$40.1	$(3.4)	$36.7
General and administrative	29.9	9.6	39.5	59.9	10.1	70.0
Total operating expenses	161.1	5.6	166.7	317.4	6.7	324.1
Operating loss	(80.7)	(5.6)	(86.3)	(151.6)	(6.7)	(158.3)
Loss before income tax expense	(89.9)	(5.6)	(95.5)	(166.3)	(6.7)	(173.0)
Net loss	(89.9)	(5.6)	(95.5)	(166.3)	(6.7)	(173.0)
Comprehensive loss	$(91.2)	$(5.6)	$(96.8)	$(171.3)	$(6.7)	$(178.0)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)(1)	14.1		14.1	14.0		14.0
Loss per common share: basic and diluted (both Class A and B)(1)	$(6.38)		$(6.77)	$(11.88)		$(12.36)
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

	Three Months Ended September 30, 2022 (unaudited)			Nine Months Ended September 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected
Condensed consolidated statements of operations and comprehensive loss data:	(in millions, except per share amounts)			(in millions, except per share amounts)
Sales and marketing	$5.7	$2.4	$8.1	$45.8	$(1.0)	$44.8
General and administrative	26.4	—	26.4	86.3	10.1	96.4
Total operating expenses	128.4	2.4	130.8	445.8	9.1	454.9
Operating loss	(54.7)	(2.4)	(57.1)	(206.3)	(9.1)	(215.4)
Loss before income tax expense	(64.0)	(2.4)	(66.4)	(230.3)	(9.1)	(239.4)
Net loss	(64.0)	(2.4)	(66.4)	(230.3)	(9.1)	(239.4)
Comprehensive loss	$(66.3)	$(2.4)	$(68.7)	$(237.6)	$(9.1)	$(246.7)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)(1)	14.1		14.1	14.0		14.0
Loss per common share: basic and diluted (both Class A and B)(1)	$(4.54)		$(4.71)	$(16.45)		$(17.10)
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

	As of March 31, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of redeemable convertible preferred stock and stockholders equity data:	(in millions)
Accumulated loss	$(1,346.5)	$(1.1)	$(1,347.6)
Total stockholders’ equity	$468.7	$(1.1)	$467.6

	As of June 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of redeemable convertible preferred stock and stockholders equity data:	(in millions)
Accumulated loss	$(1,436.4)	$(6.7)	$(1,443.1)
Total stockholders’ equity	$388.0	$(6.7)	$381.3

	As of September 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of redeemable convertible preferred stock and stockholders equity data:	(in millions)
Accumulated loss	$(1,500.4)	$(9.1)	$(1,509.5)
Total stockholders’ equity	$330.9	$(9.1)	$321.8

	Three Months Ended March 31, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of cash flows data:	(in millions)
Net loss	$(76.4)	$(1.1)	$(77.5)
Other assets	4.9	1.1	6.0
Net cash used in operating activities	$(51.2)	$—	$(51.2)

	Six Months Ended June 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of cash flows data:	(in millions)
Net loss	$(166.3)	$(6.7)	$(173.0)
Other assets	(10.5)	6.7	(3.8)
Net cash used in operating activities	$(104.9)	$—	$(104.9)

	Nine Months Ended September 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of cash flows data:	(in millions)
Net loss	$(230.3)	$(9.1)	$(239.4)
Other assets	(11.1)	9.1	(2.0)
Net cash used in operating activities	$(163.9)	$—	$(163.9)

19.QUARTERLY FINANCIAL DATA (UNAUDITED)
The interim financial statements for the quarterly periods in 2022 are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the periods presented. Information for the three months ended March 31, 2022, June 30, 2022 and September 30, 2022 have been adjusted to correct immaterial errors. For additional information, refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” and Note 18, “Revision of Previously Issued Financial Statements.”

	For the 2022 Quarter Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
Revenue:
Net premiums earned	$78.3	$74.7	$68.6	$64.3
Net investment income	0.6	0.7	0.9	4.0
Net realized gains (losses) on investments	1.2	(0.1)	—	(0.6)
Fee income	4.9	4.4	3.8	3.4
Other income	0.4	0.7	0.4	0.2
Total revenue	85.4	80.4	73.7	71.3
Operating expenses:
Loss and loss adjustment expenses	96.7	95.7	80.9	77.7
Sales and marketing	15.3	21.4	8.1	3.2
Other insurance expense (benefit)	1.0	(7.8)	1.1	(2.3)
Technology and development	13.9	17.9	14.3	9.4
General and administrative	30.5	39.5	26.4	31.0
Total operating expenses	157.4	166.7	130.8	119.0
Operating loss	(72.0)	(86.3)	(57.1)	(47.7)
Interest expense	(5.5)	(9.2)	(9.3)	(10.6)
Loss before income tax expense	(77.5)	(95.5)	(66.4)	(58.3)
Income tax expense	—	—	—	—
Net loss	(77.5)	(95.5)	(66.4)	(58.3)
Other comprehensive loss:
Changes in net unrealizes (losses) gains on investments	(3.7)	(1.3)	(2.3)	1.1
Comprehensive loss	$(81.2)	$(96.8)	$(68.7)	$(57.2)
Loss per common share: basic and diluted (both Class A and B)(1)	$(5.54)	$(6.77)	$(4.71)	$(4.13)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)(1)	14.0	14.1	14.1	14.1
______________
(1) Reflects the 1-for-18 reverse stock split that became effective August 12, 2022. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Balance Sheets (Parent Company)
(in millions, except par value)
	As of December 31,
	2022	2021
Assets
Other investments	$4.4	$4.7
Cash and cash equivalents	551.8	432.3
Restricted cash	1.0	1.0
Investments in subsidiaries	97.6	—
Other assets	46.8	49.3
Intercompany receivable	22.1	261.8
Total Assets	$723.7	$749.1
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Long-term debt and warrants	$295.4	$—
Investments in subsidiaries	—	58.5
Accounts payable and accrued expenses	16.6	8.8
Other liabilities	17.8	24.5
Intercompany payable	4.8	8.9
Total liabilities	334.6	100.7
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, 14.1 shares issued and outstanding at December 31, 2022 and December 31, 2021 (liquidation preference of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 9.2 and 7.9 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively(1)	—	—
Class B common stock, $0.0001 par value, 5.0 and 6.1 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively(1)	—	—
Additional paid-in capital	1,850.7	1,806.1
Accumulated other comprehensive income	(5.8)	0.4
Accumulated loss	(1,567.8)	(1,270.1)
Total stockholders’ equity	277.1	536.4
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$723.7	$749.1
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
See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Operations and Comprehensive Loss (Parent Company)
(in millions)
	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Net investment income	$4.5	$4.6	$0.9
Net realized gains on investments	1.2	—	—
Total revenue	5.7	4.6	0.9
Operating expenses:
Sales and marketing	11.9	10.0	—
Other insurance expense	6.6	2.9	—
Technology and development	33.4	42.5	19.5
General and administrative	18.3	5.3	37.8
Total operating expenses	70.2	60.7	57.3
Operating loss	(64.5)	(56.1)	(56.4)
Interest expense	(34.6)	(20.0)	(77.7)
Loss on early extinguishment of debt	—	(15.9)	—
Loss before income tax expense	(99.1)	(92.0)	(134.1)
Income tax expense	—	—	—
Net loss before equity net loss of subsidiaries	(99.1)	(92.0)	(134.1)
Net loss of subsidiaries	(198.6)	(429.1)	(228.9)
Net loss	(297.7)	(521.1)	(363.0)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(6.2)	(5.2)	5.0
Comprehensive loss	$(303.9)	$(526.3)	$(358.0)

See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Cash Flows (Parent Company)
(in millions)
	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$205.9	$(257.1)	$(62.9)
Cash flows from investing activities:
Purchases of investments	—	(0.4)	(0.5)
Sales of investments	1.3	—	—
Purchases of indefinite-lived intangible assets and transaction costs	(1.3)	—	—
Capitalization of internally developed software	(8.8)	(6.6)	(5.4)
Purchases of fixed assets	—	(4.6)	(1.8)
Investment in subsidiaries	(360.9)	(261.8)	(201.9)
Net cash used in investing activities	(369.7)	(273.4)	(209.6)
Cash flows from financing activities:
Proceeds from issuance of common stock from IPO and concurrent private placements, net of issuance cost	—	—	1,098.1
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	0.3	3.2	2.1
Proceeds from issuance of preferred stock and related warrants	—	126.5	—
Payment of preferred stock and related warrants issuance costs	(3.0)	(10.5)	—
Proceeds from debt and warrants issuance, net of issuance cost	286.0	—	12.0
Repayments of long-term debt	—	(199.5)	(13.5)
Purchases of treasury stock	—	—	(0.2)
Net cash provided by (used in) financing activities	283.3	(80.3)	1,098.5
Net increase (decrease) in cash and cash equivalents	119.5	(610.8)	826.0
Cash, cash equivalents and restricted cash at beginning of year	433.3	1,044.1	218.1
Cash, cash equivalents and restricted cash at end of year	$552.8	$433.3	$1,044.1

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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Combination—The condensed combined financial statements include the accounts of Root, Inc. and its wholly owned subsidiary, Caret Holdings, Inc., and are prepared in accordance with accounting principles generally accepted in the United States. All intercompany accounts and transactions have been eliminated. These financial statements have been combined in order to present comparative parent company financial statements for 2022, 2021 and 2020 and should be read in conjunction with our consolidated financial statements.
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
Reverse Stock Split— In August 2022, an authorized subcommittee of our board of directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18. On August 12, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to effect a 1-for-18 reverse stock split of our Class A and Class B common stock. As a result of the reverse stock split, every 18 shares of our issued or outstanding pre-reverse split common stock of each class were combined into one share of common stock of such class. No fractional shares were issued upon the reverse stock split. On August 15, 2022, our Class A common stock began trading on a split-adjusted basis on the Nasdaq Stock Market.
In connection with the reverse stock split, there was no change to the shares authorized or in the par value per share of $0.0001. In addition, there was no change to the number of shares issued or outstanding for our Series A Preferred Stock. The conversion price for our Series A Preferred Stock was adjusted to $162.00 and the exercise price and number of warrant shares for each of our outstanding warrants were also proportionately adjusted. Accordingly, all historical per share data, number of shares outstanding and other common stock equivalents for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.
Statement of Cash Flows—The supplemental disclosures for cash and non-cash flows for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(in millions)
Supplemental disclosures:
Interest paid	$24.5	$23.9	$4.5
Federal income taxes paid	—	—	—
Leasehold improvements - non-cash	0.9	1.5	—
Conversion of preferred stock to common stock - non-cash	—	—	560.4
Conversion of warrants to common stock - non-cash	—	—	75.0
Lease liabilities arising from obtaining right-of-use asset	—	9.9	—
Carvana investment agreement issuance costs - non-cash	—	9.1	—
Purchases of treasury stock - non-cash	—	—	0.5

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed combined balance sheets that sum to the total of the same such amount in the condensed combined statements of cash flows:

	2022	2021
	(in millions)
Cash and cash equivalents	$551.8	$432.3
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the condensed combined statements of cash flows	$552.8	$433.3

Investments in Subsidiaries—As of December 31, 2021, Caret Holdings, Inc. had a negative investment in subsidiaries balance of $58.5 million primarily related to accumulated losses from subsidiaries. In accordance with applicable accounting guidance, we reclassified the negative investment in subsidiaries balance to the liabilities section of our combined balance sheet.
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

ROOT, INC. AND SUBSIDIARIES
Schedule V: Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, 2021 and 2020 (in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$76.8	$61.5	$(1.0)	$—	$137.3
Allowance for premium receivables	$2.0	$23.6	$—	$(22.1)	$3.5

Year Ended December 31, 2021
Valuation allowance for deferred tax assets	$137.3	$116.7	$1.0	$—	$255.0
Allowance for premium receivables	$3.5	$20.9	$0.8	$(19.8)	$5.4
Allowance for reinsurance recoverables	$—	$—	$0.2	$—	$0.2

Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$255.0	$65.8	$1.5	$—	$322.3
Allowance for premium receivables	$5.4	$17.4	$—	$(20.0)	$2.8
Allowance for reinsurance recoverables	$0.2	$—	$—	$—	$0.2

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Background
As described in the Current Report on Form 8-K filed on December 30, 2022, The Audit, Risk and Finance Committee (the “Audit Committee”) of our board of directors engaged outside counsel to conduct an internal investigation with respect to a series of marketing services transactions that a former senior marketing employee entered into in 2022. The internal investigation is now concluded. The results indicate that, with respect to certain vendors, these transactions involve payments from the Company of approximately $10 million, which the Company believes were subsequently transferred at such former employee’s direction and without prior disclosure to Company senior management, by those vendors to entities in which the former employee had an interest. The former employee who is accused of committing the suspected fraud is no longer employed by the Company. The suspected fraud was discovered by the Company in the weeks following the former employee’s termination on November 9, 2022.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Annual Report on Form 10-K. Based on the evaluation of these disclosure controls and procedures, because of the material weakness described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Under the supervision of our principal executive officer and principal financial officer, we conducted our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on the evaluation under these criteria and because of the material weakness described below, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, we determined that there were control deficiencies related to monitoring and the control environment, including the circumvention of control activities, that contributed to the suspected fraud perpetrated by a former senior marketing employee, and aggregated to a material weakness. Specifically, the material weakness relates to inadequate hiring practices for employees in senior leadership positions whose roles and responsibilities include the initiation of transactions with third parties; and ineffective control and monitoring activities, including the circumvention of certain control activities, related to the review, authorization and approval of third-party vendors, and associated contracts for services, and approval of third-party vendor payments.

Remediation Activities:
We intend to remedy our material weakness described above by:
•Enhancing our policy to require more comprehensive hiring practices for individuals in senior leadership positions, which may include more robust background checks than we require for all employees.
•Improving the design of internal vendor management processes and controls, including the hiring of dedicated procurement resources to ensure contracts, including amendments, are appropriately reviewed, authorized in accordance with our delegation of authority policies, and approved.
•Clarifying the design of vendor payment controls to prescribe the criteria an approver must review, in addition to invoice requests, to adequately support payments to vendors.
•Implementing more stringent monitoring controls to ensure compliance with contract reviews, approval authority limits and vendor payment policies.
We are committed to maintaining a strong internal control environment, and believe that these remediation actions, when fully implemented, will represent significant improvements in our controls under the Internal Control – Integrated Framework issued by the COSO. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included below.
Changes in Internal Control
Except for the identification of the material weakness described above, there were no changes during the quarter ended December 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Root, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:
Inadequate hiring practices for employees in senior leadership positions whose roles and responsibilities include the initiation of transactions with third parties; and ineffective control and monitoring activities, including the circumvention of certain control activities, related to the review, authorization and approval of third-party vendors, and associated contracts for services, and approval of third-party vendor payments.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 22, 2023

Item 9B.  Other Information
On February 15, 2023, our board of directors amended and restated the Company's bylaws to, among other things, (1) revise procedures and disclosure requirements for the nomination of directors and the submission of proposals for consideration at meetings of the Company’s stockholders, including, adding a requirement that a stockholder seeking to nominate director(s) at an annual meeting deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Securities Exchange Act of 1934, as amended, (2) implement majority voting in uncontested elections of directors, (3) reserve a white card for the Company's use in proxy contests, and (4) make certain administrative, modernizing, clarifying, and conforming changes.
The foregoing summary is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, filed as Exhibit 3.3 to this Annual Report on Form 10-K, and incorporated by reference herein.
On February 20, 2023, Scott Maw informed Root, Inc. (the "Company") of his intention to resign from the Company's board of directors, and its Audit, Risk and Finance Committee on which he serves as a member, effective February 28, 2023. Mr. Maw’s resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
On February 20, 2023, Daniel Rosenthal, the Company’s Chief Revenue and Operating Officer, informed the Company of his plan to resign as an executive officer of the Company effective March 23, 2023, and from the Company’s board of directors effective immediately. To ensure a smooth transition of his responsibilities, the Company and Mr. Rosenthal entered into a Separation and Transition Agreement dated February 20, 2023 (the “Transition Agreement”), pursuant to which Mr. Rosenthal will provide transitional services as respects certain in-process projects.
Pursuant to the Transition Agreement, and subject to continued compliance with the terms thereof, Mr. Rosenthal will be entitled to the following through March 23, 2023: regular base salary; standard employee benefits; continued vesting and settlement of outstanding equity awards pursuant to their terms; and 2022 annual bonus in the amount of $750,000 to be paid in early 2023 in the normal course.
In addition, pursuant to the Transition Agreement, provided Mr. Rosenthal timely elects continued coverage, the Company will pay the Company share of COBRA premiums for Mr. Rosenthal and his covered dependents, until December 31, 2023, or until such earlier date as further described in the Transition Agreement. He will not be eligible for any equity grants from the Company during calendar year 2023 or thereafter and will forfeit all unvested equity and other awards.
The Transition Agreement contains customary restrictions and business protection provisions. Mr. Rosenthal’s receipt of the payments and benefits under the Transition Agreement is contingent upon Mr. Rosenthal’s provision of a full release of claims, as well as expiration of the statutory revocation period without the Transition Agreement and the release being revoked.
The foregoing description of the Transition Agreement is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which is filed as Exhibit 10.34 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference in the definitive proxy statement for our Annual Meeting of Stockholders to be held on or about June 6, 2023. This proxy statement is referred to in this report as the 2023 Proxy Statement.

Item 11.  Executive Compensation
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules.
(a)Exhibits.

Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39568	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.					X

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Description of Securities.					X

4.3	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.4	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.5	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

10.1#	Root, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-256076	99.2	May 13, 2021

10.2#	First Amendment to 2020 Employee Stock Purchase Plan	10-Q	001-39658	10.1	November 9, 2022

10.3#	Root, Inc. 2020 Equity Incentive Plan.	10-Q	001-39658	10.1	December 2, 2020

10.4#	First Amendment to 2020 Equity Incentive Plan	10-Q	001-39658	10.2	November 9, 2022
10.6#	Root, Inc. Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.1	October 5, 2020
10.7#	First Amendment to 2015 Amended and Restated Equity Incentive Plan	10-Q	001-39658	10.3	November 9, 2022

10.8#	Executive Employment Agreement by and between Caret Holdings, Inc. and Hemal Shah, dated December 16, 2021	10-K	001-39658	10.2	February 23, 2022

10.9#	Offer Letter by and between Root, Inc. and Alexander Timm, dated January 4, 2021.	10-K	001-39658	10.16	March 4, 2021

10.10#	Amended and Restated Offer Letter by and between Root, Inc. and Daniel Rosenthal, dated February 24, 2021.	10-K	001-39658	10.17	March 4, 2021

10.11#	First Amendment to Amended and Restated Offer Letter by and between Root, Inc. and Daniel Rosenthal, dated February 23, 2022	10-K	001-39658	10.27	February 23, 2022

10.12#	First Amendment to Offer Letter by and between Root, Inc. and Alexander Timm, dated February 22, 2022	10-K	001-39658	10.26	February 23, 2022

10.13#	Executive Employment Agreement with Robert Bateman	8-K	001-39658	10.1	March 23, 2022

10.14#	Executive Employment Agreement with Matt Bonakdarpour	10-Q	001-39658	10.2	August 8, 2022

10.15#	Form of Executive Retention Award	10-K	001-39658	10.3	February 23, 2022

10.16#	Root Inc, Non-Employee Director Compensation Policy adopted February 17, 2022	10-K	001-39658	10.4	February 23, 2022

10.17#	Form of Stock Option Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.2	October 5, 2020

10.18#	Form of Notice of Stock Option Exercise and Stock Option Exercise Agreement under the Amended and Restated 2015 Equity Incentive Plan.	10-K	001-39658	10.7	March 4, 2021

10.19#	Form of Root, Inc. 2020 Equity Incentive Plan RSU Award Grant Notice and Award Agreement	10-Q	001-39658	10.2	May 6, 2021

10.20#	Form of Root, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Option Agreement	10-Q	001-39658	10.1	August 12, 2021

10.21#	Form of Director and Officer Indemnity Agreement	10-K	001-39658	10.22	February 23, 2022

10.22#	Form of RSU Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.4	October 5, 2020

10.23*	Term Loan Agreement, dated as of January 26, 2022, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto	10-Q	001-39658	10.1	May 4, 2022

10.24*	Commercial Agreement, dated as of October 1, 2021	8-K	001-39658	10.1	October 1, 2021

10.25*	First Amendment to Carvana Commercial Agreement, dated as of May 13, 2022	10-Q	001-39658	10.3	August 8, 2022

10.26#	Root, Inc. Executive Compensation Agreement	10-K	001-39658	10.30	February 23, 2022

10.27#	Form of Root, Inc. Cash Incentive Agreement	10-Q	001-39658	10.9	May 4, 2022

10.28	Investment Agreement, dated as of August 11, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.1	August 12, 2021

10.29	First Amendment to Investment Agreement, dated as of September 29, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.3	October 1, 2021

10.30	Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated November 25, 2019.	S-1	333-249332	4.2	October 5, 2020

10.31	Amendment to the Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated October 28, 2020	10-K	001-39658	10.5	February 23, 2022

10.32	Board Observation Side Letter, dated January 26, 2022, by and between the Company and GCO II Aggregator 2 L.P.	8-K	001-39658	10.2	January 27, 2022

10.33	Registration Rights Agreement, dated January 26, 2022, by and between the Company and the other parties thereto.	8-K	001-39658	10.3	January 27, 2022

10.34*#	Separation and Transition Agreement dated February 20, 2023, between Daniel Rosenthal and Root, Inc.					X

21.1	List of subsidiaries of Root, Inc.	10-K	001-39658	21.1	February 23, 2022

23.1	Consent of Deloitte & Touche LLP.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________
* Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5) and (b)(10). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
# Indicates management contract or compensatory plan.
† The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2023

ROOT, INC.
By:	/s/Alexander Timm
Alexander Timm
Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander Timm, Robert Bateman and Megan Binkley, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Timm	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Alexander Timm

/s/ Robert Bateman	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2023
Robert Bateman

/s/ Megan Binkley	Deputy Chief Financial Officer (Principal Accounting Officer)	February 22, 2023
Megan Binkley

/s/ Doug Ulman	Director	February 22, 2023
Doug Ulman

/s/ Jerri DeVard	Director	February 22, 2023
Jerri DeVard

/s/ Larry Hilsheimer	Director	February 22, 2023
Larry Hilsheimer

/s/ Beth Birnbaum	Director	February 22, 2023
Beth Birnbaum

/s/ Nancy Kramer	Director	February 22, 2023
Nancy Kramer

/s/ Julie Szudarek	Director	February 22, 2023
Julie Szudarek

/s/ Scott Maw	Director	February 22, 2023
Scott Maw