Form 10-Q
period 2023-03-31
Root, Inc.
filed 2023-05-03
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2023, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 9.3 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 5.0 million.

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
•our ability to continue to meet the Nasdaq Stock Market, or Nasdaq, listing standards; and
•the growth rates of the markets in which we compete.
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

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	March 31,	December 31,
	2023	2022
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $131.1 and $134.2 at March 31, 2023 and December 31, 2022, respectively)	$126.4	$128.4
Short-term investments (amortized cost: $0.1 and $0.4 at March 31, 2023 and December 31, 2022, respectively)	0.1	0.4
Other investments	4.4	4.4
Total investments	130.9	133.2
Cash and cash equivalents	679.3	762.1
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $2.3 and $2.8 at March 31, 2023 and December 31, 2022, respectively	113.5	111.9
Reinsurance recoverable and receivable, net of allowance of $0.2 at March 31, 2023 and December 31, 2022	129.4	148.8
Prepaid reinsurance premiums	74.1	74.2
Other assets	72.9	81.7
Total assets	$1,201.1	$1,312.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$259.6	$287.4
Unearned premiums	141.1	136.5
Long-term debt and warrants	296.3	295.4
Reinsurance premiums payable	85.9	119.8
Accounts payable and accrued expenses	26.0	39.7
Other liabilities	36.5	45.0
Total liabilities	845.4	923.8
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at March 31, 2023 and December 31, 2022 (liquidation preference of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 9.2 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value, 269.0 shares authorized, 5.0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,857.1	1,850.7
Accumulated other comprehensive loss	(4.7)	(5.8)
Accumulated loss	(1,608.7)	(1,567.8)
Total stockholders’ equity	243.7	277.1
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,201.1	$1,312.9
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share data)
Revenues:
Net premiums earned	$60.0	$78.3
Net investment income	6.7	0.6
Net realized gains on investments	—	1.2
Fee income	3.2	4.9
Other income	0.2	0.4
Total revenues	70.1	85.4
Operating expenses:
Loss and loss adjustment expenses	63.3	96.7
Sales and marketing	3.6	15.3
Other insurance expense	1.3	1.0
Technology and development	10.2	13.9
General and administrative	21.5	30.5
Total operating expenses	99.9	157.4
Operating loss	(29.8)	(72.0)
Interest expense	(11.1)	(5.5)
Loss before income tax expense	(40.9)	(77.5)
Income tax expense	—	—
Net loss	(40.9)	(77.5)
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	1.1	(3.7)
Comprehensive loss	$(39.8)	$(81.2)
Loss per common share: basic and diluted (both Class A and B)	$(2.88)	$(5.54)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.2	14.0

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—January 1, 2023	14.1	$112.0	9.2	5.0	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
Net loss	—	—	—	—	—	—	—	(40.9)	(40.9)
Other comprehensive gain	—	—	—	—	—	—	1.1	—	1.1
Common stock—share-based compensation expense	—	—	—	—	—	2.5	—	—	2.5
Warrant compensation expense	—	—	—	—	—	4.4	—	—	4.4
Warrants issuance costs	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance—March 31, 2023	14.1	$112.0	9.2	5.0	$—	$1,857.1	$(4.7)	$(1,608.7)	$243.7

Balance—January 1, 2022	14.1	$112.0	7.9	6.1	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
Net loss	—	—	—	—	—	—	—	(77.5)	(77.5)
Other comprehensive loss	—	—	—	—	—	—	(3.7)	—	(3.7)
Conversion of Class B to Class A	—	—	0.6	(0.6)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	0.4	—	—	0.4
Reclassification of early-exercised stock options from liabilities	—	—	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	6.6	—	—	6.6
Warrant compensation expense	—	—	—	—	—	5.3	—	—	5.3
Warrants issuance costs	—	—	—	—	—	(0.6)	—	—	(0.6)
Term Loan warrants issued	—	—	—	—	—	0.6	—	—	0.6
Balance—March 31, 2022	14.1	$112.0	8.6	5.5	$—	$1,818.5	$(3.3)	$(1,347.6)	$467.6

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net loss	$(40.9)	$(77.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2.5	6.6
Warrant compensation expense	4.4	5.3
Depreciation and amortization	2.7	3.6
Bad debt expense	2.8	4.6
Net realized gains on investments	—	(1.2)
Changes in operating assets and liabilities:
Premiums receivable	(4.4)	(13.6)
Reinsurance recoverable and receivable	19.4	(4.4)
Prepaid reinsurance premiums	0.1	(5.9)
Other assets	8.9	6.0
Losses and loss adjustment expenses reserves	(27.8)	(11.8)
Unearned premiums	4.6	12.4
Reinsurance premiums payable	(33.9)	24.9
Accounts payable and accrued expenses	(13.5)	(0.4)
Other liabilities	(8.6)	0.2
Net cash used in operating activities	(83.7)	(51.2)
Cash flows from investing activities:
Purchases of investments	(4.8)	(8.5)
Proceeds from maturities, call and pay downs of investments	8.2	4.3
Sales of investments	—	1.9
Capitalization of internally developed software	(2.5)	(2.7)
Purchases of indefinite-lived intangible assets and transaction costs	—	(1.3)
Net cash provided by (used in) investing activities	0.9	(6.3)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax proceeds/(withholding)	—	0.2
Proceeds from issuance of debt and related warrants, net of issuance costs	—	286.0
Net cash provided by financing activities	—	286.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(82.8)	228.7
Cash, cash equivalents and restricted cash at beginning of period	763.1	707.0
Cash, cash equivalents and restricted cash at end of period	$680.3	$935.7

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
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 22, 2023, or the 2022 10-K.
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
Revision of Previously Issued Financial Statements—During the fourth quarter of 2022, we identified errors in our first, second and third quarter financial statements for 2022 and revised the quarterly presentation of certain sales and marketing and general and administrative expenses on our condensed consolidated statements of operations and comprehensive loss related to the purported misappropriation of funds by a senior marketing employee. The errors did not impact periods prior to 2022.
In accordance with SEC Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we assessed the materiality of these errors on our financial statements and concluded the errors were not material to the unaudited interim financial statements for the three months ended March 31, 2022.

The following tables present the effect of the revision on the condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity and condensed consolidated statements of cash flows as of and for the three months ended March 31, 2022.

	Three Months Ended March 31, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of operations and comprehensive loss data:	(in millions, except per share amounts)
Sales and marketing	$14.7	$0.6	$15.3
General and administrative	30.0	0.5	30.5
Total operating expenses	156.3	1.1	157.4
Operating loss	(70.9)	(1.1)	(72.0)
Loss before income tax expense	(76.4)	(1.1)	(77.5)
Net loss	(76.4)	(1.1)	(77.5)
Comprehensive loss	$(80.1)	$(1.1)	$(81.2)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.0		14.0
Loss per common share: basic and diluted (both Class A and B)	$(5.46)		$(5.54)

	As of March 31, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of redeemable convertible preferred stock and stockholders equity data:	(in millions)
Accumulated loss	$(1,346.5)	$(1.1)	$(1,347.6)
Total stockholders’ equity	$468.7	$(1.1)	$467.6

	Three Months Ended March 31, 2022 (unaudited)
	As reported	Adjustments	As Corrected
Condensed consolidated statement of cash flows data:	(in millions)
Net loss	$(76.4)	$(1.1)	$(77.5)
Other assets	4.9	1.1	6.0
Net cash used in operating activities	$(51.2)	$—	$(51.2)

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

COVID-19—In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic and governmental responses thereto have impacted and may further impact the broader economic environment, including creating or exacerbating supply chain disruptions and inflation and negatively impacting unemployment levels, economic growth, the proper functioning of financial and capital markets and interest rates. As the COVID-19 pandemic continues, there is ongoing uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. Accordingly, we cannot predict the impact that it may have on our future results of operations and financial condition.
Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	March 31,	December 31,
	2023	2022
	(dollars in millions)
Cash and cash equivalents	$679.3	$762.1
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$680.3	$763.1

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$9.4	$—	$—	$(0.2)	$9.2
Municipal securities	21.9	—	—	(1.0)	20.9
Corporate debt securities	59.2	—	0.1	(2.3)	57.0
Residential mortgage-backed securities	5.4	—	—	(0.3)	5.1
Commercial mortgage backed securities	23.8	—	—	(1.0)	22.8
Other debt obligations	11.4	—	0.1	(0.1)	11.4
Total fixed maturities	131.1	—	0.2	(4.9)	126.4
Short-term investments	0.1	—	—	—	0.1
Total	$131.2	$—	$0.2	$(4.9)	$126.5

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$11.3	$—	$—	$(0.3)	$11.0
Municipal securities	21.4	—	—	(1.2)	20.2
Corporate debt securities	60.5	—	—	(2.7)	57.8
Residential mortgage-backed securities	5.5	—	—	(0.3)	5.2
Commercial mortgage backed securities	24.4	—	—	(1.2)	23.2
Other debt obligations	11.1	—	0.1	(0.2)	11.0
Total fixed maturities	134.2	—	0.1	(5.9)	128.4
Short-term investments	0.4	—	—	—	0.4
Total	$134.6	$—	$0.1	$(5.9)	$128.8
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of March 31, 2023 and December 31, 2022. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of March 31, 2023 and December 31, 2022.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$6.0	$(0.1)	$2.2	$(0.1)	$8.2	$(0.2)
Municipal securities	2.7	—	15.9	(1.0)	18.6	(1.0)
Corporate debt securities	13.7	(0.3)	36.2	(2.0)	49.9	(2.3)
Residential mortgage-backed securities	0.9	—	2.1	(0.3)	3.0	(0.3)
Commercial mortgage-backed securities	4.4	(0.1)	16.8	(0.9)	21.2	(1.0)
Other debt obligations	4.7	(0.1)	1.6	—	6.3	(0.1)
Total fixed maturities	32.4	(0.6)	74.8	(4.3)	107.2	(4.9)
Short-term investments	0.1	—	—	—	0.1	—
Total	$32.5	$(0.6)	$74.8	$(4.3)	$107.3	$(4.9)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$6.9	$(0.1)	$4.1	$(0.2)	$11.0	$(0.3)
Municipal securities	11.5	(0.5)	8.2	(0.7)	19.7	(1.2)
Corporate debt securities	45.3	(1.6)	11.5	(1.1)	56.8	(2.7)
Residential mortgage-backed securities	2.2	—	1.9	(0.3)	4.1	(0.3)
Commercial mortgage-backed securities	18.3	(0.8)	4.6	(0.4)	22.9	(1.2)
Other debt obligations	6.8	(0.2)	—	—	6.8	(0.2)
Total fixed maturities	91.0	(3.2)	30.3	(2.7)	121.3	(5.9)
Short-term investments	0.1	—	—	—	0.1	—
Total	$91.1	$(3.2)	$30.3	$(2.7)	$121.4	$(5.9)

Other Investments
As of March 31, 2023 and December 31, 2022, other investments related to our private equity investments were $4.4 million. We recognized zero and $1.2 million of realized gains for the three months ended March 31, 2023 and 2022, respectively. We recorded the gain on sale of our private equity investments within net realized gains on investments in our condensed consolidated statements of operations and comprehensive loss. There were no unrealized gains and losses or impairment losses recognized on private equity investments for the three months ended March 31, 2023 and 2022.

The following table reflects the gross and net realized gains and losses on short-term investments, available-for-sale fixed maturities and other investments that have been included in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Realized gains on investments	$—	$1.2
Realized losses on investments	—	—
Net realized gains on investments	$—	$1.2
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at March 31, 2023:

	March 31, 2023
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$28.8	$28.3
Due after one year through five years	75.4	72.3
Due five years through 10 years	15.4	15.0
Due after 10 years	11.6	10.9
Total	$131.2	$126.5
The following table sets forth the components of net investment income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Interest on bonds	$0.9	$0.6
Interest on deposits and cash equivalents	5.9	0.2
Total	6.8	0.8
Investment expense	(0.1)	(0.2)
Net investment income	$6.7	$0.6

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$59.8	$57.6	45.5%
AA+, AA, AA-, A-1	20.2	19.6	15.5
A+, A, A-	37.5	35.9	28.4
BBB+, BBB, BBB-	13.7	13.4	10.6
Total	$131.2	$126.5	100.0%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$62.5	$59.9	46.5%
AA+, AA, AA-, A-1	19.9	19.1	14.8
A+, A, A-	38.4	36.5	28.3
BBB+, BBB, BBB-	13.8	13.3	10.4
Total	$134.6	$128.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$7.3	$1.9	$—	$9.2
Municipal securities	—	20.9	—	20.9
Corporate debt securities	—	57.0	—	57.0
Residential mortgage-backed securities	—	5.1	—	5.1
Commercial mortgage-backed securities	—	22.8	—	22.8
Other debt obligations	—	11.4	—	11.4
Total fixed maturities	7.3	119.1	—	126.4
Short-term investments	—	0.1	—	0.1
Cash equivalents	464.3	—	—	464.3
Total assets at fair value	$471.6	$119.2	$—	$590.8

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$9.2	$1.8	$—	$11.0
Municipal securities	—	20.2	—	20.2
Corporate debt securities	—	57.8	—	57.8
Residential mortgage-backed securities	—	5.2	—	5.2
Commercial mortgage-backed securities	—	23.2	—	23.2
Other debt obligations	—	11.0	—	11.0
Total fixed maturities	9.2	119.2	—	128.4
Short-term investments	—	0.4	—	0.4
Cash equivalents	487.3	—	—	487.3
Total assets at fair value	$496.5	$119.6	$—	$616.1
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
Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of March 31, 2023 and December 31, 2022, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of March 31, 2023	Estimated Fair Value as of March 31, 2023	Carrying Amount as of December 31, 2022	Estimated Fair Value as of December 31, 2022
	(dollars in millions)
Long-term debt	$296.3	$309.8	$295.4	$309.7
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Gross loss and LAE reserves, January 1	$287.4	$320.2
Reinsurance recoverable on unpaid losses	(76.4)	(79.5)
Net loss and LAE reserves, January 1	211.0	240.7
Net incurred loss and LAE related to:
Current year	61.9	96.8
Prior years	1.4	(0.1)
Total incurred	63.3	96.7
Net paid loss and LAE related to:
Current year	24.4	36.4
Prior years	64.0	57.7
Total paid	88.4	94.1
Net loss and LAE reserves, March 31	185.9	243.3
Plus reinsurance recoverable on unpaid losses	73.7	65.1
Gross loss and LAE reserves, March 31	$259.6	$308.4
Incurred losses and LAE attributable to prior accident years was an increase of $1.4 million and a decrease of $0.1 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the development of incurred losses and LAE related to prior periods was primarily driven by higher-than-expected reported losses on material damage claims due to higher vehicle repair costs and higher-than-expected LAE on prior accident period claims. For the three months ended March 31, 2022, the development of incurred losses related to prior periods was primarily related to lower-than-expected LAE on prior accident period claims, offset by higher-than-expected reported losses on material damage claims from inflationary impacts.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Premiums written:
Direct	$123.8	$173.5
Assumed	10.9	13.7
Ceded	(69.9)	(102.4)
Net premiums written	$64.8	$84.8
Premiums earned:
Direct	$120.1	$165.5
Assumed	10.0	9.2
Ceded	(70.1)	(96.4)
Net premiums earned	$60.0	$78.3
Losses and LAE incurred:
Direct	$99.8	$151.7
Assumed	7.7	11.2
Ceded	(44.2)	(66.2)
Net losses and LAE incurred	$63.3	$96.7
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.
7.LONG-TERM DEBT
In January 2022, we entered into a $300.0 million five-year term loan, or Term Loan, with the principal amount due and payable upon maturity on January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate currently calculated on the Secured Overnight Financing Rate, with a 1.0% floor, plus 9.0%, plus 0.26161% per annum.
The following summarizes the carrying value of long-term debt as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in millions)
Term Loan	$300.0	$300.0
Accrued interest payable	7.4	7.3
Unamortized discount, debt issuance costs and warrants	(11.1)	(11.9)
Total	$296.3	$295.4
8.INCOME TAXES
The consolidated effective tax rate was zero for the three months ended March 31, 2023 and 2022. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of March 31, 2023 and December 31, 2022, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

9.RESTRUCTURING COSTS
In 2022, we conducted strategic initiatives to reduce operating costs, improve efficiency, and increase focus on our strategic priorities. These initiatives resulted in restructuring actions that included a reduction in workforce levels, contract terminations, and in certain instances, a reduction in office space. These restructuring actions include the following costs:
Employee costs—consist of severance, benefits, share-based compensation, and employee compensation expense dependent upon continuous employment for certain employees and related employee costs.
Real estate exit costs—consist of real estate exit costs primarily related to accelerated amortization of right-of-use assets, leasehold improvements and furniture and fixtures.
Other costs—primarily consist of contract termination costs incurred as part of our efforts to improve efficiency and reduce operating costs and accelerated expense for software that no longer has economic benefit.
As of March 31, 2023, we expect to incur approximately $5.5 million of employee compensation expense, dependent upon continuous employment for certain employees, to be recognized ratably through the fourth quarter of 2023. We expect a cash expenditure related to these employee compensation costs in January 2024. As of March 31, 2023, we do not expect to incur any material additional expenditures related to real estate exit costs and other costs in future periods.
The following table displays restructuring costs recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,		Cumulative Incurred Through March 31, 2023
	2023	2022
Restructuring costs:	(dollars in millions)
Employee costs	$2.3	$5.6	$17.8
Real estate exit costs	—	1.5	2.1
Other costs	3.3	0.7	4.3
Total restructuring costs	$5.6	$7.8	$24.2
The following table displays a rollforward of the accrual for restructuring costs recorded in other liabilities on the condensed consolidated balance sheets:

	Employee costs	Other costs	Total liability
Restructuring activity:	(dollars in millions)
Restructuring liability as of January 1, 2023	$3.1	$0.1	$3.2
Expense incurred	1.9	3.3	5.2
Payments	(1.9)	(3.3)	(5.2)
Restructuring liability as of March 31, 2023	$3.1	$0.1	$3.2

10.SHARE-BASED COMPENSATION
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants,” with the opportunity to purchase a maximum of 7.2 million shares of Class A common stock. As of March 31, 2023, we determined the remaining unvested short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized warrant compensation expense related to these equity-classified warrants based on progress toward completing the integrated automobile insurance solution for Carvana’s online buying platform, or the Integrated Platform and policies originating through the Integrated Platform. All of these warrants are out-of-the-money and therefore have no intrinsic value as of March 31, 2023.
The following table displays warrant compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Warrant compensation expense:
Sales and marketing	$—	$5.3
Other insurance expense	4.4	—
Total warrant compensation expense	$4.4	$5.3

As of March 31, 2023, there was $16.7 million of unrecognized compensation cost related to warrants. The remaining costs are expected to be recognized over a period of approximately two years.
Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of March 31, 2023, we had 2.6 million common shares authorized and available for issuance under the Plan.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.1	$0.2
Sales and marketing	0.1	0.1
Other insurance expense	0.1	0.2
Technology and development	0.7	0.7
General and administrative	1.5	5.4
Total share-based compensation expense	$2.5	$6.6

The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$2.1	$6.1
Stock option expense	0.4	0.5
Total share-based compensation expense	$2.5	$6.6
As of March 31, 2023, there was $1.7 million and $26.9 million of unrecognized compensation cost related to unvested stock options and RSUs, respectively. The remaining costs are expected to be recognized over a period of approximately three years for unvested stock options and four years for RSUs.
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2023 is as follows:

	Three Months Ended March 31, 2023
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2023	1.1	$51.81	$5.0
Granted	—	4.51
Vested	—	60.00	0.3
Forfeited, expired or canceled	(0.2)	57.49
Nonvested at March 31, 2023	0.9	$49.73	$3.8
Stock Options
A summary of option activity for the three months ended March 31, 2023 is as follows:

	Three Months Ended March 31, 2023
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2023	0.2	$38.15	5.63	$0.2
Granted	—	—
Exercised	—	—		—
Forfeited, expired or canceled	—	52.25
Outstanding and exercisable at March 31, 2023	0.2	$37.49	3.31	$0.2

11.COMMITMENTS AND CONTINGENCIES
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On February 9, 2023, a purported class action complaint was filed against the Company’s subsidiary, Root Insurance Company, in the U.S. District Court for the Middle District of Louisiana (Case No. 3:23-cv-00089-JWD-RLB) by an individual on her behalf and further claiming to represent a putative class of insureds. The complaint alleges that Root Insurance Company breached its insurance contract and violated specific provisions of Louisiana law in settling her vehicle total loss claim. The complaint seeks damages to include payment of alleged benefits owed under the policy, in addition to pre- and post-judgment interest, statutory penalties, attorneys fees and costs, and injunctive relief on behalf of the named plaintiff and the putative class members. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in its early stages. Therefore, at this time, we cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
On December 19, 2022, a purported class action complaint was filed against the Company’s subsidiary, Root Insurance Company, in the U.S. District Court for the Western District of Texas (Case No. 1:22-cv-01328-LY) by an individual on her behalf and further claiming to represent a putative class of insureds. The complaint alleges that Root Insurance Company breached its insurance contract and violated specific provisions of the Texas Prompt Payment of Claims Act for an alleged failure to include sales tax in total loss vehicle settlements. The complaint seeks damages to include payment of alleged benefits owed under the policy, in addition to pre- and post-judgment interest and attorneys fees on behalf of the named plaintiff and the putative class members. Root Insurance Company has moved to dismiss the claims set forth in the complaint. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in its early stages. Therefore, at this time, we cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
On June 27, 2022, a verified shareholder derivative complaint was filed against certain of the Company’s current and former officers and directors in the U.S. District Court for the District of Delaware (Case No. 1:22-cv-00865). The Company was named as a nominal defendant. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 thereunder, breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties, were unjustly enriched, wasted corporate assets, and are liable under Section 11(f) of the Securities Act of 1933, or the Securities Act, in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is currently stayed pending final resolution of the below matter and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The defendants motion to dismiss the claims set forth in the complaint was granted and the lawsuit was dismissed with prejudice on March 31, 2023, which dismissal has been appealed. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.

12.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Net loss	$(40.9)	$(77.5)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.2	14.0
Loss per common share: basic and diluted (both Class A and B)	$(2.88)	$(5.54)
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
	(in millions)
Options to purchase common stock	0.2	0.3
Nonvested shares subject to repurchase	0.1	0.1
Restricted stock units	0.9	0.5
Redeemable convertible preferred stock (as converted to common stock)	0.8	0.8
Warrants to purchase common stock	7.6	7.6
Total	9.6	9.3

13.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
State	(dollars in millions)
Texas	$19.5	14.5%	$37.3	19.9%
Georgia	13.9	10.3	18.8	10.0
Colorado	10.6	7.9	10.7	5.7
Pennsylvania	9.3	6.9	10.0	5.3
Utah	7.2	5.3	9.0	4.8
South Carolina	6.2	4.6	7.1	3.8
Louisiana	5.5	4.1	10.7	5.7
Arizona	4.7	3.5	5.3	2.8
Oklahoma	4.7	3.5	6.3	3.4
Nevada	4.4	3.3	8.7	4.6
All others states	48.7	36.1	63.3	34.0
Total	$134.7	100.0%	$187.2	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on February 22, 2023, or the 2022 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the 2022 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe this allows us to operate with a cost to acquire and cost to serve advantage. We continue to develop machine learning loss models, which allows us to respond more quickly to changes in the market, improve pricing segmentation and take appropriate and timely rate actions. We efficiently acquire customers directly through multiple channels, including embedded, digital (performance), channel media, referrals and agency. Our evolving acquisition strategy includes utilizing our embedded platform through current and future embedded partners. Traditionally, our marketing costs have historically been well below industry averages, although in any given period, these costs can vary by acquisition strategy, channel mix, by state, or due to seasonality or due to the competitive environment. Today, we acquire the vast majority of our customers through mobile applications and our embedded platform. We believe that through prudent investment in and diversification of our marketing channels, including a focus on embedded insurance through our current and future strategic partners, and leveraging proprietary data science and technology will position us for more sustainable, long-term and profitable growth.
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
Recent Developments Affecting Comparability
General Macroeconomic Factors
Economic instability has led to acute inflationary pressures, supply chain disruptions, rising interest rates, a downturn in equity markets and recent bank failures. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. We have seen an increase in the value of used vehicles and replacement parts. These cost increases have resulted in greater claims severity while being partially offset by higher subrogation recoveries on damaged vehicles.We continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Rising interest rates and reduced equity values have increased the cost of capital and may limit our ability to raise additional capital.
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
As the COVID-19 pandemic continues, there is ongoing uncertainty around the severity and duration of the pandemic and the pandemic’s potential impact on our business and our financial performance. See the section titled “Risk Factors” in the 2022 10-K for more details.

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

	Three Months Ended March 31,
	2023	2022
	(dollars in millions, except premiums per policy)
Policies in force	199,685	335,273
Premiums per policy	$1,292	$1,040
Premiums in force	$516.0	$697.4
Gross premiums written	$134.7	$187.2
Gross premiums earned	$130.1	$174.7
Gross profit/(loss)	$5.5	$(12.3)
Net loss	$(40.9)	$(77.5)
Direct contribution	$18.6	$6.4
Adjusted EBITDA	$(11.3)	$(51.8)
Net loss and LAE ratio	105.5%	123.5%
Net expense ratio	55.7%	71.3%
Net combined ratio	161.2%	194.8%
Gross loss ratio	71.5%	84.1%
Gross LAE ratio	11.2%	9.1%
Gross expense ratio	40.3%	42.4%
Gross combined ratio	123.0%	135.6%
Gross accident period loss ratio	69.3%	81.5%
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
Gross Profit/(Loss)
We define gross profit/(loss) as total revenue minus net loss and LAE and other insurance expense. We view gross profit/(loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit/(loss) excluding net investment income, net realized gains on investments, report costs, salaries, health benefits, bonuses, employee retirement plan related expenses and employee share-based compensation expense, allocated overhead, licenses, net commissions, professional fees and other expenses, ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.

See the section titled “— Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, warrant compensation expense, restructuring charges, write-off of prepaid marketing expenses, legal fees and other items that do not reflect our ongoing operating performance. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
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
Net Premiums Earned
Premiums written are deferred and earned pro rata over the policy period. Net premiums earned represents the earned portion of our gross premiums written, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. We expect net premiums earned to decrease in the short-term as our policies in force decrease continues to outpace premiums written from new business. In the near-term, we expect to grow new writings with our embedded products and greater premiums per policy to generate growth in net premiums earned.
Net Investment Income
Net investment income represents interest earned from our fixed maturity and short-term investments and cash and cash equivalents and unrealized gains and losses from our private equity investments less investment expenses. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates and changes in fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
Other Income
Other income is primarily comprised of revenue earned from distributing website and app policy inquiry leads in geographies where we do not have a presence, recognized when we generate the lead; commissions earned for homeowners policies placed with third-party insurance companies where we have no exposure to the insured risk, recognized on the effective date of the associated policy.
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
Various other expenses incurred during claims processing are considered LAE. These amounts include claims related salaries, health benefits, bonuses, employee retirement plan related expenses and employee share-based compensation expense, or Personnel Costs, for claims related employees; software expense; internally developed software amortization; and overhead allocated based on headcount, or Overhead.
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

Other Insurance Expense
Other insurance expense includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to our embedded channel, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance expense also includes amortization of deferred acquisition costs like certain commissions, premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. These expenses are also recognized net of ceding commissions earned. Certain warrant compensation expense is recognized on a pro-rata basis for policies originated from the Integrated Platform towards milestones as defined under the Carvana commercial agreement.
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
General and Administrative
General and administrative expenses primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; and depreciation expense for computers, furniture and other fixed assets; write-offs; and restructuring costs which include employee costs, real estate exit costs and other costs. General and administrative expenses are expensed as incurred. We expect general and administrative expenses to decrease as a percentage of total revenue over time.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$60.0	$78.3	$(18.3)	(23.4)%
Net investment income	6.7	0.6	6.1	1,016.7%
Net realized gains on investments	—	1.2	(1.2)	(100.0)%
Fee income	3.2	4.9	(1.7)	(34.7)%
Other income	0.2	0.4	(0.2)	(50.0)%
Total revenues	70.1	85.4	(15.3)	(17.9)%
Operating expenses:
Loss and loss adjustment expenses	63.3	96.7	(33.4)	(34.5)%
Sales and marketing	3.6	15.3	(11.7)	(76.5)%
Other insurance expense	1.3	1.0	0.3	30.0%
Technology and development	10.2	13.9	(3.7)	(26.6)%
General and administrative	21.5	30.5	(9.0)	(29.5)%
Total operating expenses	99.9	157.4	(57.5)	(36.5)%
Operating loss	(29.8)	(72.0)	42.2	(58.6)%
Interest expense	(11.1)	(5.5)	(5.6)	101.8%
Loss before income tax expense	(40.9)	(77.5)	36.6	(47.2)%
Income tax expense	—	—	—	—%
Net loss	(40.9)	(77.5)	36.6	(47.2)%
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	1.1	(3.7)	4.8	129.7%
Comprehensive loss	$(39.8)	$(81.2)	$41.4	(51.0)%
Revenue
Net Premiums Earned
Net premiums earned decreased $18.3 million, or 23.4%, to $60.0 million, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily due to lower policies in force, partially offset by an increase in premium per policy resulting from rate actions.
During the three months ended March 31, 2023 and 2022, we ceded approximately 53.9% and 55.2% of our gross premiums earned to third-party reinsurers, respectively. The change in ceding percentage between periods was primarily driven by retaining a slightly larger share of our book of business.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Gross premiums written	$134.7	$187.2	$(52.5)	(28.0)%
Ceded premiums written	(69.9)	(102.4)	32.5	(31.7)%
Net premiums written	64.8	84.8	(20.0)	(23.6)%

Gross premiums earned	130.1	174.7	(44.6)	(25.5)%
Ceded premiums earned	(70.1)	(96.4)	26.3	(27.3)%
Net premiums earned	$60.0	$78.3	$(18.3)	(23.4)%
The decrease in gross premiums earned was primarily due to lower policies in force. This decrease was partially offset by 24.2% increase in premium per policy for automobile insurance primarily attributable to rate actions.
Net Investment Income
Net investment income increased $6.1 million, or 1,016.7%, to $6.7 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily driven by $5.7 million in higher interest and dividends received as a result of investing more in higher yielding investments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $33.4 million, or 34.5%, to $63.3 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to lower policies in force and better loss experience for the three months ended March 31, 2023 compared to the same period in 2022.
Gross accident period loss ratios decreased to 69.3% from 81.5% for the three months ended March 31, 2023 and 2022, respectively. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions and improved tenure mix as our book of business matures. This was partially offset by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We experienced a 12% increase in severity per claim and a 7% decrease in claim frequency for the three months ended March 31, 2023 compared to the same period in 2022. The claim severity and frequency estimates are tenure mix adjusted based on bodily injury, collision, and property damage coverages.
Sales and Marketing
Sales and marketing expense decreased $11.7 million, or 76.5%, to $3.6 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was due to a $5.3 million decline in warrant compensation expense related to the completion of the Integrated Platform pursuant to the Carvana commercial agreement in the prior year and a $2.6 million decrease in content development and partnership costs due to a shift in direct marketing strategy. We also experienced a $1.7 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.
Other Insurance Expense
Other insurance expense increased $0.3 million, or 30.0%, to $1.3 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily driven by a $4.4 million increase in Carvana warrant expense as a result of policies originating from the Integrated Platform and a $2.1 million increase in amortization of deferred acquisition costs related to the successful acquisition of policies. This was partially offset by decreases in premium write-offs of $1.9 million, premium taxes of $1.3 million, payment processing fees of $0.9 million and net ceding commission contra-expense of $0.7 million primarily attributable to a decline in gross premiums written. We also experienced a $1.3 million decrease in Personnel Costs as a result of a decrease in headcount, due to the involuntary workforce reductions in 2022.
Technology and Development
Technology and development decreased $3.7 million, or 26.6%, to $10.2 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily driven by a $2.7 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.
General and Administrative
General and administrative decreased $9.0 million, or 29.5%, to $21.5 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily driven by a $9.2 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.
Non-Operating Expenses
Interest Expense
Interest expense increased $5.6 million, or 101.8%, to $11.1 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to a $5.4 million increase in debt interest expense as a result of a greater average interest rate and a higher average outstanding debt as of March 31, 2023 compared to the same period in 2022.
Other Comprehensive Income (Loss)
Changes in Net Unrealized Gains (Losses) on Investments
Changes in net unrealized gains (losses) on investments increased $4.8 million, or 129.7%, to net unrealized gains of $1.1 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily attributable to investments being reinvested at maturity in securities that reflect the current interest rate environment.
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
The following table provides a reconciliation of total revenue to direct contribution for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Total revenue	$70.1	$85.4
Loss and loss adjustment expenses	(63.3)	(96.7)
Other insurance expense	(1.3)	(1.0)
Gross profit/(loss)	5.5	(12.3)
Net investment income	(6.7)	(0.6)
Net realized gains on investments	—	(1.2)
Adjustments from other insurance expense(1)	13.0	8.6
Ceded premiums earned	70.1	96.4
Ceded loss and loss adjustment expenses	(44.2)	(66.2)
Net ceding commission and other(2)	(19.1)	(18.3)
Direct contribution	$18.6	$6.4
______________
(1) Adjustments from other insurance expense includes report costs, personnel costs, allocated overhead, licenses, net commissions, professional fees and other.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “— Key Performance Indicators.”
The following table provides a reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Net loss	$(40.9)	$(77.5)
Adjustments:
Interest expense	10.4	5.0
Income tax expense	—	—
Depreciation and amortization	2.6	2.6
Share-based compensation	2.1	4.5
Warrant compensation expense	4.4	5.3
Restructuring costs(1)	5.6	7.8
Write-offs and other(2)	4.5	0.5
Adjusted EBITDA	$(11.3)	$(51.8)
______________
(1) Restructuring costs consist of employee costs, real estate exit costs, and other. This includes $0.4 million and $2.1 million of share-based compensation for the three months ended March 31, 2023 and 2022, respectively. This also includes $0.1 million and $1.0 million in depreciation and amortization for the three months ended March 31, 2023 and 2022, respectively. For further information on restructuring costs, see Note 9, “Restructuring Costs,” in the Notes to Condensed Consolidated Financial Statements.
(2) Write-offs and other primarily reflects legal costs, write-off of prepaid marketing expense and other items that do not reflect our ongoing operating performance.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of stock and debt and from sales of investments. Cash generated from operations is highly dependent on being able to efficiently acquire and maintain customers while pricing our insurance products appropriately. We are continuously evaluating alternatives for efficiently funding our ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes.
Certain events may impact our liquidity such as the economic instability resulting in acute inflationary pressures, supply chain disruptions, rising interest rates, a downturn in equity markets and recent bank failures. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Rising interest rates and reduced equity values have increased the cost of capital and may limit our ability to raise additional capital.
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, a Delaware-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware. To date, our insurance subsidiaries have not paid any dividends and, as of March 31, 2023, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ businesses grow or the regulatory requirements change, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of March 31, 2023, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At March 31, 2023, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio of 15:1, which we maintained as of March 31, 2023. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. The maturity of the Term Loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, with a 1.0% floor, plus 9%, plus 0.26161% per annum.
Liquidity
As of March 31, 2023, we had $679.3 million in cash and cash equivalents, of which $523.6 million was held outside of regulated insurance entities. We also had $126.5 million in marketable securities.
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

Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net cash used in operating activities	$(83.7)	$(51.2)
Net cash provided by (used in) investing activities	0.9	(6.3)
Net cash provided by financing activities	—	286.2
Net cash used in operating activities for the three months ended March 31, 2023 was $83.7 million compared to $51.2 million of net cash used in operating activities for the three months ended March 31, 2022. The increase in cash used in operating activities was primarily due to timing of reinsurance payments and receipts, claim payments and payments of accounts payable and accrued expenses during the three months ended March 31, 2023 compared to the same period in 2022. This was partially offset by a decline in net loss incurred.
Net cash provided by investing activities for the three months ended March 31, 2023 was $0.9 million, primarily due to proceeds from maturities, calls and pay downs, which was partially offset by purchases of investments and capitalization of internally developed software. Net cash used in investing activities for the three months ended March 31, 2022 was $6.3 million, primarily due to purchases of investments and indefinite-lived intangible assets and capitalization of internally developed software, which was partially offset by sales, maturities, calls and pay downs of investments.
Net cash provided by financing activities for the three months ended March 31, 2023 was zero. Net cash provided by financing activities for the three months ended March 31, 2022 was $286.2 million primarily due to proceeds from our Term Loan.
Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual and other obligations from those described in our 2022 10-K. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and LAE, premium write-offs and valuation allowance on our deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in our 2022 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates from those discussed in our 2022 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2022 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in internal control over financial reporting described below.
Previously Disclosed Material Weakness
We disclosed in Part II, Item 9A Controls and Procedures in the 2022 Form 10-K that we had identified a material weakness in internal control over financial reporting related to monitoring and the control environment, including the circumvention of control activities, that contributed to the fraud perpetrated by a former senior marketing employee, and aggregated to a material weakness. Specifically, the material weakness related to inadequate hiring practices for employees in senior leadership positions whose roles and responsibilities include the initiation of transactions with third parties, and ineffective control and monitoring activities, including the circumvention of certain control activities, related to the review, authorization and approval of third-party vendors, and associated contracts for services, and approval of third-party vendor payments.
Status of Management’s Remediation Efforts
We are in process of taking, or have taken the following steps to remediate the material weakness described above:
•Enhanced our policy to require more comprehensive hiring practices for individuals in senior leadership positions, which includes more robust background checks than we require for all employees.
•Improving the design of internal vendor management processes and controls, including the hiring of dedicated procurement resources in the first quarter of 2023 to ensure contracts, including amendments, are appropriately reviewed, authorized in accordance with our delegation of authority policies, and approved.
•Clarified the design of vendor payment controls to prescribe the criteria an approver must review, in addition to invoice requests, to adequately support payments to vendors.
•Implemented more stringent monitoring controls to ensure compliance with contract reviews, approval authority limits and vendor payment policies.
We are committed to maintaining a strong internal control environment, and believe that these remediation actions, when fully implemented, will represent significant improvements in our controls under the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes during the quarter ended March 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2022 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in the 2022 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
None.
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
The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory Department of Insurance, or DOI. “Extraordinary dividend” is defined under the Ohio Revised Code and Delaware Insurance Code, or Code, as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (a) 10% of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the 12-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2022, neither Root Insurance Company nor Root Property & Casualty Insurance Company were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business,” included in the 2022 10-K.
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

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

10.1#	Executive Employment Agreement with Megan Binkley	8-K	001-39658	10.1	March 1, 2023

10.2#	Separation and Transition Agreement dated February 20, 2023, between Daniel Rosenthal and Root, Inc.	10-K	001-39658	10.34	February 22, 2023

10.3#	Retention Bonus Agreement between Megan Binkley and Root, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Root, Inc.

Date: May 3, 2023	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Root, Inc.

Date: May 3, 2023	By:	/s/ Megan Binkley
Megan Binkley
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)