Form 10-Q
period 2023-06-30
Root, Inc.
filed 2023-08-02
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2023, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 9.5 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 5.0 million.

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
•our expectations regarding our future financial performance, including total revenue, gross profit/(loss), net income/(loss), direct contribution, adjusted EBITDA, net loss and loss adjustment expense, or LAE, ratio, net expense ratio, net combined ratio, gross loss ratio, marketing costs and costs of customer acquisition, gross LAE ratio, gross expense ratio, gross combined ratio, quota share levels, changes in unencumbered cash balances and expansion of our new and renewal premium base;
•our ability to realize profits, acquire customers, retain customers, contract with additional partners to utilize the product, or achieve other benefits from our embedded insurance offering;
•our ability to expand our distribution channels through additional partnership relationships, digital media and referrals;
•our ability to drive a significant long-term competitive advantage through our partnership with Carvana and other embedded partnerships;
•our ability to develop embedded products for our new embedded insurance partners;
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
•our ability to continue to meet the Nasdaq Stock Market listing standards; and
•the growth rates of the markets in which we compete.
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

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	June 30,	December 31,
	2023	2022
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $165.9 and $134.2 at June 30, 2023 and December 31, 2022, respectively)	$160.0	$128.4
Short-term investments (amortized cost: $2.7 and $0.4 at June 30, 2023 and December 31, 2022, respectively)	2.7	0.4
Other investments	4.4	4.4
Total investments	167.1	133.2
Cash and cash equivalents	628.0	762.1
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $2.2 and $2.8 at June 30, 2023 and December 31, 2022, respectively	127.6	111.9
Reinsurance recoverable and receivable, net of allowance of $0.2 at June 30, 2023 and December 31, 2022	130.2	148.8
Prepaid reinsurance premiums	73.7	74.2
Other assets	67.3	81.7
Total assets	$1,194.9	$1,312.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$246.5	$287.4
Unearned premiums	154.6	136.5
Long-term debt and warrants	297.4	295.4
Reinsurance premiums payable	90.4	119.8
Accounts payable and accrued expenses	37.8	39.7
Other liabilities	41.8	45.0
Total liabilities	868.5	923.8
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at June 30, 2023 and December 31, 2022 (liquidation preference of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 9.4 and 9.2 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value, 269.0 shares authorized, 5.0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,865.7	1,850.7
Accumulated other comprehensive loss	(5.9)	(5.8)
Accumulated loss	(1,645.4)	(1,567.8)
Total stockholders’ equity	214.4	277.1
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,194.9	$1,312.9
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Revenues:
Net premiums earned	$63.9	$74.7	$123.9	$153.0
Net investment income	6.8	0.7	13.5	1.3
Net realized (losses) gains on investments	—	(0.1)	—	1.1
Fee income	3.8	4.4	7.0	9.3
Other income	0.3	0.7	0.5	1.1
Total revenues	74.8	80.4	144.9	165.8
Operating expenses:
Loss and loss adjustment expenses	59.5	95.7	122.8	192.4
Sales and marketing	6.1	21.4	9.7	36.7
Other insurance expense (benefit)	2.6	(7.8)	3.9	(6.8)
Technology and development	11.1	17.9	21.3	31.8
General and administrative	20.7	39.5	42.2	70.0
Total operating expenses	100.0	166.7	199.9	324.1
Operating loss	(25.2)	(86.3)	(55.0)	(158.3)
Interest expense	(11.5)	(9.2)	(22.6)	(14.7)
Loss before income tax expense	(36.7)	(95.5)	(77.6)	(173.0)
Income tax expense	—	—	—	—
Net loss	(36.7)	(95.5)	(77.6)	(173.0)
Other comprehensive loss:
Changes in net unrealized losses on investments	(1.2)	(1.3)	(0.1)	(5.0)
Comprehensive loss	$(37.9)	$(96.8)	$(77.7)	$(178.0)
Loss per common share: basic and diluted (both Class A and B)	$(2.55)	$(6.77)	$(5.43)	$(12.36)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.4	14.1	14.3	14.0

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—March 31, 2023	14.1	$112.0	9.2	5.0	$—	$1,857.1	$(4.7)	$(1,608.7)	$243.7
Net loss	—	—	—	—	—	—	—	(36.7)	(36.7)
Other comprehensive loss	—	—	—	—	—	—	(1.2)	—	(1.2)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	5.2	—	—	5.2
Warrant compensation expense	—	—	—	—	—	3.9	—	—	3.9
Warrant issuance costs	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance—June 30, 2023	14.1	$112.0	9.4	5.0	$—	$1,865.7	$(5.9)	$(1,645.4)	$214.4

Balance—January 1, 2023	14.1	$112.0	9.2	5.0	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
Net loss	—	—	—	—	—	—	—	(77.6)	(77.6)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	—	(0.1)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	7.7	—	—	7.7
Warrant compensation expense	—	—	—	—	—	8.3	—	—	8.3
Warrant issuance costs	—	—	—	—	—	(1.0)	—	—	(1.0)
Balance—June 30, 2023	14.1	$112.0	9.4	5.0	$—	$1,865.7	$(5.9)	$(1,645.4)	$214.4

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—March 31, 2022	14.1	$112.0	8.6	5.5	$—	$1,818.5	$(3.3)	$(1,347.6)	$467.6
Net loss	—	—	—	—	—	—	—	(95.5)	(95.5)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	—	(1.3)
Conversion of Class B to Class A	—	—	0.3	(0.3)	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	7.4	—	—	7.4
Warrant compensation expense	—	—	—	—	—	3.5	—	—	3.5
Warrant issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—June 30, 2022	14.1	$112.0	8.9	5.2	$—	$1,829.0	$(4.6)	$(1,443.1)	$381.3

Balance—January 1, 2022	14.1	$112.0	7.9	6.1	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
Net loss	—	—	—	—	—	—	—	(173.0)	(173.0)
Other comprehensive loss	—	—	—	—	—	—	(5.0)	—	(5.0)
Conversion of Class B to Class A	—	—	0.9	(0.9)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	0.4	—	—	0.4
Reclassification of early-exercised stock options from liabilities	—	—	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	14.0	—	—	14.0
Warrant compensation expense	—	—	—	—	—	8.8	—	—	8.8
Warrant issuance costs	—	—	—	—	—	(1.0)	—	—	(1.0)
Term Loan warrants issued	—	—	—	—	—	0.6	—	—	0.6
Balance—June 30, 2022	14.1	$112.0	8.9	5.2	$—	$1,829.0	$(4.6)	$(1,443.1)	$381.3

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net loss	$(77.6)	$(173.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7.7	14.0
Warrant compensation expense	8.3	8.8
Depreciation and amortization	5.5	6.6
Bad debt expense	5.0	8.9
Net realized gains on investments	—	(1.1)
Changes in operating assets and liabilities:
Premiums receivable	(20.7)	7.0
Reinsurance recoverable and receivable	18.6	(3.1)
Prepaid reinsurance premiums	0.5	9.0
Other assets	14.6	(3.8)
Losses and loss adjustment expenses reserves	(40.9)	(7.5)
Unearned premiums	18.1	(18.2)
Reinsurance premiums payable	(29.4)	22.4
Accounts payable and accrued expenses	(0.8)	14.3
Other liabilities	(3.2)	10.8
Net cash used in operating activities	(94.3)	(104.9)
Cash flows from investing activities:
Purchases of investments	(48.9)	(9.0)
Proceeds from maturities, call and pay downs of investments	14.8	11.6
Sales of investments	0.2	2.2
Capitalization of internally developed software	(5.1)	(5.3)
Purchases of fixed assets	(0.2)	—
Purchases of indefinite-lived intangible assets and transaction costs	—	(1.3)
Net cash used in investing activities	(39.2)	(1.8)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax (withholding)/proceeds	(0.6)	0.3
Proceeds from issuance of debt and related warrants, net of issuance costs	—	286.0
Net cash (used in) provided by financing activities	(0.6)	286.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(134.1)	179.6
Cash, cash equivalents and restricted cash at beginning of period	763.1	707.0
Cash, cash equivalents and restricted cash at end of period	$629.0	$886.6

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company, an Ohio-domiciled insurance company; Root Property & Casualty Insurance Company, which as of July 1, 2023 was redomiciled from Delaware to Ohio; and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us” or “our.”
We were formed in 2015 and began writing personal auto insurance in July 2016. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through mobile applications and our embedded platform. We offer auto and renters insurance products underwritten by Root Insurance Company and Root Property & Casualty Insurance Company.
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
In accordance with SEC Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we assessed the materiality of these errors on our financial statements and concluded the errors were not material to the unaudited interim financial statements for the three and six months ended June 30, 2022.

The following tables present the effect of the revision on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022, condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity and condensed consolidated statement of cash flows as of and for the six months ended June 30, 2022.

	Three Months Ended June 30, 2022 (unaudited)			Six Months Ended June 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected
	(in millions, except per share amounts)
Condensed consolidated statements of operations and comprehensive loss:
Sales and marketing	$25.4	$(4.0)	$21.4	$40.1	$(3.4)	$36.7
General and administrative	29.9	9.6	39.5	59.9	10.1	70.0
Total operating expenses	161.1	5.6	166.7	317.4	6.7	324.1
Operating loss	(80.7)	(5.6)	(86.3)	(151.6)	(6.7)	(158.3)
Loss before income tax expense	(89.9)	(5.6)	(95.5)	(166.3)	(6.7)	(173.0)
Net loss	(89.9)	(5.6)	(95.5)	(166.3)	(6.7)	(173.0)
Comprehensive loss	$(91.2)	$(5.6)	$(96.8)	$(171.3)	$(6.7)	$(178.0)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.1		14.1	14.0		14.0
Loss per common share: basic and diluted (both Class A and B)	$(6.38)		$(6.77)	$(11.88)		$(12.36)

	As of June 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected
	(in millions)
Condensed consolidated statement of redeemable convertible preferred stock and stockholders equity:
Accumulated loss	$(1,436.4)	$(6.7)	$(1,443.1)
Total stockholders’ equity	$388.0	$(6.7)	$381.3

	Six Months Ended June 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected
	(in millions)
Condensed consolidated statement of cash flows:
Net loss	$(166.3)	$(6.7)	$(173.0)
Other assets	(10.5)	6.7	(3.8)
Net cash used in operating activities	$(104.9)	$—	$(104.9)

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
Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	June 30,	December 31,
	2023	2022
	(dollars in millions)
Cash and cash equivalents	$628.0	$762.1
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$629.0	$763.1

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$15.2	$—	$—	$(0.3)	$14.9
Municipal securities	25.6	—	—	(1.2)	24.4
Corporate debt securities	70.0	—	—	(2.7)	67.3
Residential mortgage-backed securities	10.6	—	—	(0.4)	10.2
Commercial mortgage backed securities	29.2	—	—	(1.2)	28.0
Other debt obligations	15.3	—	—	(0.1)	15.2
Total fixed maturities	165.9	—	—	(5.9)	160.0
Short-term investments	2.7	—	—	—	2.7
Total	$168.6	$—	$—	$(5.9)	$162.7

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$11.3	$—	$—	$(0.3)	$11.0
Municipal securities	21.4	—	—	(1.2)	20.2
Corporate debt securities	60.5	—	—	(2.7)	57.8
Residential mortgage-backed securities	5.5	—	—	(0.3)	5.2
Commercial mortgage backed securities	24.4	—	—	(1.2)	23.2
Other debt obligations	11.1	—	0.1	(0.2)	11.0
Total fixed maturities	134.2	—	0.1	(5.9)	128.4
Short-term investments	0.4	—	—	—	0.4
Total	$134.6	$—	$0.1	$(5.9)	$128.8
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of June 30, 2023 and December 31, 2022. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of June 30, 2023 and December 31, 2022.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$9.1	$(0.1)	$5.3	$(0.2)	$14.4	$(0.3)
Municipal securities	7.9	(0.1)	14.9	(1.1)	22.8	(1.2)
Corporate debt securities	28.3	(0.6)	37.9	(2.1)	66.2	(2.7)
Residential mortgage-backed securities	6.7	(0.1)	2.0	(0.3)	8.7	(0.4)
Commercial mortgage-backed securities	13.4	(0.3)	14.5	(0.9)	27.9	(1.2)
Other debt obligations	10.8	(0.1)	1.5	—	12.3	(0.1)
Total fixed maturities	76.2	(1.3)	76.1	(4.6)	152.3	(5.9)
Short-term investments	1.0	—	—	—	1.0	—
Total	$77.2	$(1.3)	$76.1	$(4.6)	$153.3	$(5.9)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$6.9	$(0.1)	$4.1	$(0.2)	$11.0	$(0.3)
Municipal securities	11.5	(0.5)	8.2	(0.7)	19.7	(1.2)
Corporate debt securities	45.3	(1.6)	11.5	(1.1)	56.8	(2.7)
Residential mortgage-backed securities	2.2	—	1.9	(0.3)	4.1	(0.3)
Commercial mortgage-backed securities	18.3	(0.8)	4.6	(0.4)	22.9	(1.2)
Other debt obligations	6.8	(0.2)	—	—	6.8	(0.2)
Total fixed maturities	91.0	(3.2)	30.3	(2.7)	121.3	(5.9)
Short-term investments	0.1	—	—	—	0.1	—
Total	$91.1	$(3.2)	$30.3	$(2.7)	$121.4	$(5.9)

Other Investments
As of June 30, 2023 and December 31, 2022, other investments related to our private equity investments were $4.4 million. There were no realized gains or losses for the three and six months ended June 30, 2023. We recognized zero and $1.2 million of realized gains for the three and six months ended June 30, 2022, respectively. We recorded the gain on sale of our private equity investments within net realized (losses) gains on investments in our condensed consolidated statements of operations and comprehensive loss. There were no unrealized gains and losses or impairment losses recognized on private equity investments for the three and six months ended June 30, 2023 and 2022.

The following table reflects the gross and net realized gains and losses on short-term investments, available-for-sale fixed maturities and other investments that have been included in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Realized gains on investments	$—	$—	$—	$1.2
Realized losses on investments	—	(0.1)	—	(0.1)
Net realized (losses) gains on investments	$—	$(0.1)	$—	$1.1
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at June 30, 2023:

	June 30, 2023
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$34.1	$33.5
Due after one year through five years	100.0	96.2
Due five years through 10 years	19.1	18.4
Due after 10 years	15.4	14.6
Total	$168.6	$162.7
The following table sets forth the components of net investment income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Interest on bonds	$1.0	$0.5	$1.9	$1.1
Interest on deposits and cash equivalents	6.0	0.4	11.9	0.6
Total	7.0	0.9	13.8	1.7
Investment expense	(0.2)	(0.2)	(0.3)	(0.4)
Net investment income	$6.8	$0.7	$13.5	$1.3

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$81.8	$79.1	48.6%
AA+, AA, AA-, A-1	26.7	25.8	15.9
A+, A, A-	45.0	43.0	26.4
BBB+, BBB, BBB-	15.1	14.8	9.1
Total	$168.6	$162.7	100.0%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$62.5	$59.9	46.5%
AA+, AA, AA-, A-1	19.9	19.1	14.8
A+, A, A-	38.4	36.5	28.3
BBB+, BBB, BBB-	13.8	13.3	10.4
Total	$134.6	$128.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$13.1	$1.8	$—	$14.9
Municipal securities	—	24.4	—	24.4
Corporate debt securities	—	67.3	—	67.3
Residential mortgage-backed securities	—	10.2	—	10.2
Commercial mortgage-backed securities	—	28.0	—	28.0
Other debt obligations	—	15.2	—	15.2
Total fixed maturities	13.1	146.9	—	160.0
Short-term investments	2.4	0.3	—	2.7
Cash equivalents	404.3	—	—	404.3
Total assets at fair value	$419.8	$147.2	$—	$567.0

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$9.2	$1.8	$—	$11.0
Municipal securities	—	20.2	—	20.2
Corporate debt securities	—	57.8	—	57.8
Residential mortgage-backed securities	—	5.2	—	5.2
Commercial mortgage-backed securities	—	23.2	—	23.2
Other debt obligations	—	11.0	—	11.0
Total fixed maturities	9.2	119.2	—	128.4
Short-term investments	—	0.4	—	0.4
Cash equivalents	487.3	—	—	487.3
Total assets at fair value	$496.5	$119.6	$—	$616.1
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
Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of June 30, 2023 and December 31, 2022, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of June 30, 2023	Estimated Fair Value as of June 30, 2023	Carrying Amount as of December 31, 2022	Estimated Fair Value as of December 31, 2022
	(dollars in millions)
Long-term debt	$297.4	$310.2	$295.4	$309.7
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Six Months Ended June 30,
	2023	2022
	(dollars in millions)
Gross loss and LAE reserves, January 1	$287.4	$320.2
Reinsurance recoverable on unpaid losses	(76.4)	(79.5)
Net loss and LAE reserves, January 1	211.0	240.7
Net incurred loss and LAE related to:
Current year	123.6	191.9
Prior years	(0.8)	0.5
Total incurred	122.8	192.4
Net paid loss and LAE related to:
Current year	58.7	89.8
Prior years	99.0	96.0
Total paid	157.7	185.8
Net loss and LAE reserves, June 30	176.1	247.3
Plus reinsurance recoverable on unpaid losses	70.4	65.4
Gross loss and LAE reserves, June 30	$246.5	$312.7
Incurred losses and LAE attributable to prior accident years was a decrease of $0.8 million and an increase of $0.5 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the development of incurred losses and LAE related to prior periods was a result of lower-than-expected reported losses on injury coverages, partially offset by higher-than-expected LAE on prior accident period claims. For the six months ended June 30, 2022, the development of incurred losses related to prior periods was primarily related to higher-than-expected reported losses on property damage, collision and comprehensive claims due to inflation. This was partially offset by lower-than-expected LAE on prior accident period claims.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Premiums written:
Direct	$128.1	$130.8	$251.9	$304.3
Assumed	16.9	9.3	27.8	23.0
Ceded	(67.2)	(81.1)	(137.1)	(183.5)
Net premiums written	$77.8	$59.0	$142.6	$143.8
Premiums earned:
Direct	$120.2	$159.3	$240.3	$324.8
Assumed	11.3	11.5	21.3	20.7
Ceded	(67.6)	(96.1)	(137.7)	(192.5)
Net premiums earned	$63.9	$74.7	$123.9	$153.0
Losses and LAE incurred:
Direct	$90.5	$152.2	$190.3	$303.9
Assumed	8.7	13.2	16.4	24.4
Ceded	(39.7)	(69.7)	(83.9)	(135.9)
Net losses and LAE incurred	$59.5	$95.7	$122.8	$192.4
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.
7.LONG-TERM DEBT
In January 2022, we entered into a $300.0 million five-year term loan, or Term Loan, with the principal amount due and payable upon maturity on January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate currently calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9.0%, plus 0.26161% per annum through June 30, 2023, after which the interest rate will be calculated on the SOFR with a 1.0% floor, plus 9.0%.
The following summarizes the carrying value of long-term debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in millions)
Term Loan	$300.0	$300.0
Accrued interest payable	7.8	7.3
Unamortized discount, debt issuance costs and warrants	(10.4)	(11.9)
Total	$297.4	$295.4

8.INCOME TAXES
The consolidated effective tax rate was zero for the three and six months ended June 30, 2023 and 2022. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of June 30, 2023 and December 31, 2022, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

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
As of June 30, 2023, we expect to incur approximately $3.6 million of employee compensation expense, dependent upon continuous employment for certain employees, to be recognized ratably through the fourth quarter of 2023. We expect a cash expenditure related to these employee compensation costs in January 2024. As of June 30, 2023, except as discussed above, we do not expect to incur any additional material expenditures in future periods related to restructuring actions that have occurred.
The following table displays restructuring costs recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Incurred Through June 30, 2023
	2023	2022	2023	2022
	(dollars in millions)
Restructuring costs:
Employee costs	$1.8	$—	$4.1	$5.6	$19.6
Real estate exit costs	—	0.6	—	2.1	2.1
Other costs	0.1	—	3.4	0.7	4.4
Total restructuring costs	$1.9	$0.6	$7.5	$8.4	$26.1
The following table displays a rollforward of the accrual for restructuring costs recorded in other liabilities on the condensed consolidated balance sheets:

	Employee costs	Other costs	Total liability
	(dollars in millions)
Restructuring activity:
Restructuring liability as of January 1, 2023	$3.1	$0.1	$3.2
Expense incurred	3.7	3.4	7.1
Payments	(2.0)	(3.5)	(5.5)
Restructuring liability as of June 30, 2023	$4.8	$—	$4.8

10.SHARE-BASED COMPENSATION
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants,” with the opportunity to purchase a maximum of 7.2 million shares of Class A common stock. As of June 30, 2023, we determined the remaining unvested short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized warrant compensation expense related to these equity-classified warrants based on progress toward completing the integrated automobile insurance solution for Carvana’s online buying platform, or the Integrated Platform and policies originating through the Integrated Platform. All of these warrants are out-of-the-money and therefore have no intrinsic value as of June 30, 2023.
The following table displays warrant compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Warrant compensation expense:
Sales and marketing	$—	$3.5	$—	$8.8
Other insurance expense (benefit)	3.9	—	8.3	—
Total warrant compensation expense	$3.9	$3.5	$8.3	$8.8

As of June 30, 2023, there was $12.8 million of unrecognized compensation cost related to warrants. The remaining costs are expected to be recognized over a period of approximately two years.
Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of June 30, 2023, we had 2.0 million common shares authorized and available for issuance under the Plan.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.2	$0.2	$0.3	$0.4
Sales and marketing	0.1	0.3	0.2	0.4
Other insurance expense (benefit)	0.2	0.3	0.3	0.5
Technology and development	0.8	1.3	1.5	2.0
General and administrative	3.9	5.3	5.4	10.7
Total share-based compensation expense	$5.2	$7.4	$7.7	$14.0

The following table provides total share-based compensation expense by type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$4.9	$7.0	$7.0	$13.1
Stock option expense	0.3	0.4	0.7	0.9
Total share-based compensation expense	$5.2	$7.4	$7.7	$14.0
As of June 30, 2023, there was $1.5 million and $26.0 million of unrecognized compensation cost related to unvested stock options and RSUs, respectively. The remaining costs are expected to be recognized over a period of approximately three years for unvested stock options and four years for RSUs.
Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2023 is as follows:

	Six Months Ended June 30, 2023
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2023	1.1	$51.81	$5.0
Granted	0.8	5.56
Vested	(0.4)	50.86	2.0
Forfeited, expired or canceled	(0.2)	57.36
Nonvested at June 30, 2023	1.3	$23.16	$11.2
Stock Options
A summary of option activity for the six months ended June 30, 2023 is as follows:

	Six Months Ended June 30, 2023
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2023	0.2	$38.15	5.63	$0.2
Granted	—	8.94
Exercised	—	—		—
Forfeited, expired or canceled	(0.1)	44.87
Outstanding and exercisable at June 30, 2023	0.1	$33.75	4.80	$0.4

11.COMMITMENTS AND CONTINGENCIES
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On February 9, 2023, a purported class action complaint was filed against the Company’s subsidiary, Root Insurance Company, in the U.S. District Court for the Middle District of Louisiana (Case No. 3:23-cv-00089-JWD-RLB) by an individual on her behalf and further claiming to represent a putative class of insureds. The complaint alleged that Root Insurance Company breached its insurance contract and violated specific provisions of Louisiana law in settling her vehicle total loss claim. The complaint sought damages to include payment of alleged benefits owed under the policy, in addition to pre- and post-judgment interest, statutory penalties, attorneys fees and costs, and injunctive relief on behalf of the named plaintiff and the putative class members. This matter was settled for an immaterial amount and dismissed with prejudice on July 20, 2023.
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
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The defendants’ motion to dismiss the claims set forth in the complaint was granted and the lawsuit was dismissed with prejudice on March 31, 2023, which dismissal has been appealed. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.

12.OTHER COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Beginning balance	$(4.7)	$(3.3)	$(5.8)	$0.4
Other comprehensive loss before reclassifications	(1.2)	(1.4)	(0.1)	(5.1)
Net realized gains on investments reclassified from AOCI to net loss	—	0.1	—	0.1
Other comprehensive loss	(1.2)	(1.3)	(0.1)	(5.0)
Ending balance	$(5.9)	$(4.6)	$(5.9)	$(4.6)

13.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net loss	$(36.7)	$(95.5)	$(77.6)	$(173.0)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.4	14.1	14.3	14.0
Loss per common share: basic and diluted (both Class A and B)	$(2.55)	$(6.77)	$(5.43)	$(12.36)
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
	(in millions)
Options to purchase common stock	0.1	0.2
Nonvested shares subject to repurchase	0.1	0.1
Restricted stock units	1.3	1.3
Redeemable convertible preferred stock (as converted to common stock)	0.8	0.8
Warrants to purchase common stock	7.6	7.7
Total	9.9	10.1

14.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$23.8	16.4%	$26.0	18.6%	$43.3	15.5%	$63.3	19.3%
Georgia	15.8	10.9	15.0	10.7	29.7	10.6	33.8	10.3
Colorado	11.9	8.2	9.8	7.0	22.5	8.0	20.5	6.3
Pennsylvania	7.6	5.2	7.7	5.5	16.9	6.0	17.7	5.4
South Carolina	10.6	7.3	4.8	3.4	16.8	6.0	11.9	3.6
Utah	7.4	5.1	7.1	5.1	14.6	5.2	16.1	4.9
Arizona	6.0	4.1	3.7	2.6	10.7	3.8	9.0	2.7
Louisiana	4.3	3.0	8.2	5.9	9.8	3.5	18.9	5.8
Oklahoma	4.8	3.3	4.6	3.3	9.5	3.4	10.9	3.3
Nevada	4.5	3.1	7.0	5.0	8.9	3.2	15.7	4.8
All others states	48.3	33.4	46.2	32.9	97.0	34.8	109.5	33.6
Total	$145.0	100.0%	$140.1	100.0%	$279.7	100.0%	$327.3	100.0%

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
In addition to our gross basis metrics, management uses adjusted earnings before interest, tax, depreciation and amortization, or adjusted EBITDA, as an integral part of managing our business. We believe adjusted EBITDA provides investors with useful insight into our business because such measure eliminates the effects of certain charges that are not directly attributable to our underlying operating performance. For additional information, including definitions of these key metrics, see “— Key Performance Indicators” and for reconciliations of Direct Contribution and adjusted EBITDA to the most directly comparable generally accepted accounting principles in the United States, or GAAP, metric, see “— Non-GAAP Financial Measures.”
Recent Developments Affecting Comparability
General Macroeconomic Factors
Economic instability has led to acute inflationary pressures, supply chain disruptions, rising interest rates, a downturn in equity markets and bank failures. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. We have seen an increase in repairable and medical costs. These cost increases have resulted in greater claims severity. We continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Rising interest rates have increased the cost of capital and may limit our ability to raise additional capital.
Comprehensive Reinsurance
We expect to continue to utilize reinsurance in the future. Our diversified approach to reinsurance allows us to optimize capital requirements while remaining flexible in response to changes in market conditions or changes specific to our own business. We may choose to amend, commute, and/or non-renew certain third-party reinsurance arrangements, which may result in us retaining more of our business in the future. To the extent we retain a larger share of our book of business, our capital requirements may increase.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions, except premiums per policy)
Policies in force	203,840	297,716	203,840	297,716
Premiums per policy	$1,353	$1,077	$1,353	$1,077
Premiums in force	$551.6	$641.3	$551.6	$641.3
Gross premiums written	$145.0	$140.1	$279.7	$327.3
Gross premiums earned	$131.5	$170.8	$261.6	$345.5
Gross profit/(loss)	$12.7	$(7.5)	$18.2	$(19.8)
Net loss	$(36.7)	$(95.5)	$(77.6)	$(173.0)
Direct contribution	$29.3	$(0.2)	$47.9	$6.2
Adjusted EBITDA	$(11.9)	$(63.2)	$(23.2)	$(115.0)
Net loss and LAE ratio	93.1%	128.1%	99.1%	125.8%
Net expense ratio	57.4%	89.2%	56.6%	80.0%
Net combined ratio	150.5%	217.3%	155.7%	205.8%
Gross loss ratio	65.5%	87.0%	68.4%	85.6%
Gross LAE ratio	10.0%	9.9%	10.6%	9.5%
Gross expense ratio	42.7%	54.8%	41.5%	48.5%
Gross combined ratio	118.2%	151.7%	120.5%	143.6%
Gross accident period loss ratio	68.2%	84.8%	68.6%	83.1%
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
Gross Profit/(Loss)
We define gross profit/(loss) as total revenue minus net loss and LAE and other insurance expense (benefit). We view gross profit/(loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit/(loss) excluding net investment income, net realized (losses) gains on investments, report costs, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, net commissions, professional fees and other expenses, ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded, which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
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

Gross Combined Ratio
We define gross combined ratio expressed as a percentage as the sum of the gross loss ratio, gross LAE ratio and gross expense ratio. We view gross combined ratio as important because it allows us to evaluate financial performance and establish targets that we believe more closely reflect the underlying performance and profitability of the business prior to reinsurance. Further, we believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our gross underwriting performance. A gross combined ratio under 100% indicates an underwriting profit while a gross combined ratio greater than 100% indicates an underwriting loss, prior to the impact of reinsurance.
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
Components of Our Results of Operations
Revenue
We generate revenue from net premiums earned, net investment income, net realized (losses) gains on investments, fee income and other income.
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
Net Investment Income
Net investment income represents interest earned from our fixed maturity and short-term investments, cash and cash equivalents and unrealized gains and losses from our private equity investments less investment expenses. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates and changes in the fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
Other Income
Other income is primarily comprised of revenue earned from distributing website and mobile application policy inquiry leads in geographies where we do not have a presence, recognized when we generate the lead; commissions earned for homeowners policies placed with third-party insurance companies where we have no exposure to the insured risk, recognized on the effective date of the associated policy.

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
Various other expenses incurred during claims processing are considered LAE. These amounts include Personnel Costs for claims related employees; software expense; internally developed software amortization; and Overhead.
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
Other Insurance Expense (Benefit)
Other insurance expense (benefit) includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to our embedded channel, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance expense also includes amortization of deferred acquisition costs like certain commissions, premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. These expenses are also recognized net of ceding commissions earned. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward achieving milestones for policies originated through the Integrated Platform as defined under the Carvana commercial agreement.

Technology and Development
Technology and development expense consists of software development costs related to our mobile application and homegrown information technology systems; third-party services related to infrastructure support; Personnel Costs and Overhead for engineering, product, technology, and certain data science activities; and amortization of internally developed software. Technology and development is expensed as incurred, except for development and testing costs related to internally developed software that are capitalized and subsequently amortized over the expected useful life. Over time, we expect technology and development to decrease as a percentage of revenue.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$63.9	$74.7	$(10.8)	(14.5)%
Net investment income	6.8	0.7	6.1	871.4%
Net realized losses on investments	—	(0.1)	0.1	(100.0)%
Fee income	3.8	4.4	(0.6)	(13.6)%
Other income	0.3	0.7	(0.4)	(57.1)%
Total revenues	74.8	80.4	(5.6)	(7.0)%
Operating expenses:
Loss and loss adjustment expenses	59.5	95.7	(36.2)	(37.8)%
Sales and marketing	6.1	21.4	(15.3)	(71.5)%
Other insurance expense (benefit)	2.6	(7.8)	10.4	133.3%
Technology and development	11.1	17.9	(6.8)	(38.0)%
General and administrative	20.7	39.5	(18.8)	(47.6)%
Total operating expenses	100.0	166.7	(66.7)	(40.0)%
Operating loss	(25.2)	(86.3)	61.1	(70.8)%
Interest expense	(11.5)	(9.2)	(2.3)	25.0%
Loss before income tax expense	(36.7)	(95.5)	58.8	(61.6)%
Income tax expense	—	—	—	—%
Net loss	(36.7)	(95.5)	58.8	(61.6)%
Other comprehensive loss:
Changes in net unrealized losses on investments	(1.2)	(1.3)	0.1	(7.7)%
Comprehensive loss	$(37.9)	$(96.8)	$58.9	(60.8)%

Revenue
Net Premiums Earned
Net premiums earned decreased $10.8 million, or 14.5%, to $63.9 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to lower policies in force as a result of reduced marketing expenditures, partially offset by an increase in premium per policy resulting from rate actions.
During the three months ended June 30, 2023 and 2022, we ceded approximately 51.4% and 56.3% of our gross premiums earned to third-party reinsurers, respectively. The change in ceding percentage between periods was primarily driven by retaining a larger share of our book of business.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Gross premiums written	$145.0	$140.1	$4.9	3.5%
Ceded premiums written	(67.2)	(81.1)	13.9	(17.1)%
Net premiums written	77.8	59.0	18.8	31.9%

Gross premiums earned	131.5	170.8	(39.3)	(23.0)%
Ceded premiums earned	(67.6)	(96.1)	28.5	(29.7)%
Net premiums earned	$63.9	$74.7	$(10.8)	(14.5)%

The decrease in gross premiums earned was primarily due to lower policies in force. This decrease was partially offset by a 25.6% increase in premium per policy for automobile insurance primarily attributable to rate actions.
Net Investment Income
Net investment income increased $6.1 million, or 871.4%, to $6.8 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily driven by $6.0 million in higher interest and dividends received as a result of investing more in higher yielding investments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $36.2 million, or 37.8%, to $59.5 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily driven by lower policies in force and better loss experience for the three months ended June 30, 2023 compared to the same period ended in 2022.
Gross accident period loss ratios decreased to 68.2% for the three months ended June 30, 2023, from 84.8% for the same period in 2022. The change in the ratios was mainly driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We experienced an 8% increase in severity per claim and a 6% decrease in claim frequency for the three months ended June 30, 2023 compared to the same period in 2022. The claim severity and frequency estimates are based on bodily injury, collision, and property damage coverages, the claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense decreased $15.3 million, or 71.5%, to $6.1 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was due to an $8.8 million decrease in advertising, content development and sponsorship costs due to a shift in our direct marketing strategy. In addition, we experienced a $3.5 million decline in warrant compensation expense related to the completion of the Integrated Platform pursuant to the Carvana commercial agreement in the prior year. We also experienced a $2.1 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.

Other Insurance Expense (Benefit)
Other insurance expense (benefit) increased $10.4 million, or 133.3%, to an expense of $2.6 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily driven by a $6.9 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums and a $3.8 million increase in Carvana warrant expense as a result of policies originating from the Integrated Platform. We also experienced a $2.5 million increase in underwriting costs due to an increase in new writings. This was partially offset by a $2.1 million decrease in premium write-offs and a $1.7 million decrease in Personnel Costs as a result of a decrease in headcount due to the involuntary workforce reductions in 2022.
Technology and Development
Technology and development decreased $6.8 million, or 38.0%, to $11.1 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $6.0 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.
General and Administrative
General and administrative decreased $18.8 million, or 47.6%, to $20.7 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $9.6 million write-off of prepaid marketing expense recognized in 2022 and an $8.3 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$123.9	$153.0	$(29.1)	(19.0)%
Net investment income	13.5	1.3	12.2	938.5%
Net realized gains on investments	—	1.1	(1.1)	(100.0)%
Fee income	7.0	9.3	(2.3)	(24.7)%
Other income	0.5	1.1	(0.6)	(54.5)%
Total revenues	144.9	165.8	(20.9)	(12.6)%
Operating expenses:
Loss and loss adjustment expenses	122.8	192.4	(69.6)	(36.2)%
Sales and marketing	9.7	36.7	(27.0)	(73.6)%
Other insurance expense (benefit)	3.9	(6.8)	10.7	157.4%
Technology and development	21.3	31.8	(10.5)	(33.0)%
General and administrative	42.2	70.0	(27.8)	(39.7)%
Total operating expenses	199.9	324.1	(124.2)	(38.3)%
Operating loss	(55.0)	(158.3)	103.3	(65.3)%
Interest expense	(22.6)	(14.7)	(7.9)	53.7%
Loss before income tax expense	(77.6)	(173.0)	95.4	(55.1)%
Income tax expense	—	—	—	—%
Net loss	(77.6)	(173.0)	95.4	(55.1)%
Other comprehensive loss:
Changes in net unrealized losses on investments	(0.1)	(5.0)	4.9	(98.0)%
Comprehensive loss	$(77.7)	$(178.0)	$100.3	(56.3)%
Revenue
Net Premiums Earned
Net premiums earned decreased $29.1 million, or 19.0%, to $123.9 million, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to lower policies in force, partially offset by an increase in premium per policy resulting from rate actions.
During the six months ended June 30, 2023 and 2022, we ceded approximately 52.6% and 55.7% of our gross premiums earned to third-party reinsurers, respectively. The change in ceding percentage between periods was primarily driven by retaining a larger share of our book of business.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Gross premiums written	$279.7	$327.3	$(47.6)	(14.5)%
Ceded premiums written	(137.1)	(183.5)	46.4	(25.3)%
Net premiums written	142.6	143.8	(1.2)	(0.8)%

Gross premiums earned	261.6	345.5	(83.9)	(24.3)%
Ceded premiums earned	(137.7)	(192.5)	54.8	(28.5)%
Net premiums earned	$123.9	$153.0	$(29.1)	(19.0)%
The decrease in gross premiums earned was primarily due to lower policies in force. This decrease was partially offset by a 25.6% increase in premium per policy for automobile insurance primarily attributable to rate actions.
Net Investment Income
Net investment income increased $12.2 million, or 938.5%, to $13.5 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily driven by $11.7 million in higher interest and dividends received as a result of investing more in higher yielding investments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $69.6 million, or 36.2%, to $122.8 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to lower policies in force and better loss experience for the six months ended June 30, 2023 compared to the same period in 2022.
Gross accident period loss ratios decreased to 68.6% for the six months ended June 30, 2023, from 83.1% for the same period in 2022. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We experienced an 8% increase in severity per claim and a 6% decrease in claim frequency for the six months ended June 30, 2023 compared to the same period in 2022. The claim severity and frequency estimates are based on bodily injury, collision, and property damage coverages, the claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense decreased $27.0 million, or 73.6%, to $9.7 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was due to an $11.5 million decrease in advertising, content development and sponsorship costs due to a shift in our direct marketing strategy. In addition, we experienced an $8.8 million decline in warrant compensation expense related to the completion of the Integrated Platform pursuant to the Carvana commercial agreement in the prior year. We also experienced a $3.9 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.

Other Insurance Expense (Benefit)
Other insurance expense (benefit) increased $10.7 million, or 157.4%, to an expense of $3.9 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily driven by an $8.3 million increase in Carvana warrant expense as a result of policies originating from the Integrated Platform and a $6.2 million decrease in net ceding commission contra-expense as a result of the decline in ceded premiums. We also experienced a $2.2 million increase in underwriting costs due to an increase in new writings. This was partially offset by a $4.0 million decrease in premium write-offs, and a $3.0 million decrease in Personnel Costs as a result of a decrease in headcount due to the involuntary workforce reductions in 2022.
Technology and Development
Technology and development decreased $10.5 million, or 33.0%, to $21.3 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily driven by an $8.6 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022. We also experienced a $2.3 million decrease in software development expense as a result of initiatives to reduce operating costs. This was partially offset by a $0.7 million increase in amortization of internally developed software.
General and Administrative
General and administrative decreased $27.8 million, or 39.7%, to $42.2 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $17.4 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022, and a $10.1 million write-off of prepaid marketing expense recognized in 2022.
Non-Operating Expenses
Interest Expense
Interest expense increased $7.9 million, or 53.7%, to $22.6 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to a $7.8 million increase in debt interest expense as a result of a greater average interest rate and a higher average outstanding debt as of June 30, 2023 compared to the same period in 2022.
Other Comprehensive Loss
Changes in Net Unrealized Losses on Investments
Changes in net unrealized losses on investments decreased $4.9 million, or 98.0%, to $0.1 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease is primarily attributable to investments being reinvested at maturity in securities that reflect the current interest rate environment.
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
The following table provides a reconciliation of total revenue to direct contribution for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Total revenue	$74.8	$80.4	$144.9	$165.8
Loss and loss adjustment expenses	(59.5)	(95.7)	(122.8)	(192.4)
Other insurance (expense) benefit	(2.6)	7.8	(3.9)	6.8
Gross profit/(loss)	12.7	(7.5)	18.2	(19.8)
Net investment income	(6.8)	(0.7)	(13.5)	(1.3)
Net realized losses (gains) on investments	—	0.1	—	(1.1)
Adjustments from other insurance expense(1)	14.9	8.5	27.9	17.1
Ceded premiums earned	67.6	96.1	137.7	192.5
Ceded loss and loss adjustment expenses	(39.7)	(69.7)	(83.9)	(135.9)
Net ceding commission and other(2)	(19.4)	(27.0)	(38.5)	(45.3)
Direct contribution	$29.3	$(0.2)	$47.9	$6.2
______________
(1) Adjustments from other insurance expense includes report costs, Personnel Costs, Overhead, licenses, net commissions, professional fees and other.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “— Key Performance Indicators.”
The following table provides a reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Net loss	$(36.7)	$(95.5)	$(77.6)	$(173.0)
Adjustments:
Interest expense	10.7	8.5	21.1	13.5
Income tax expense	—	—	—	—
Depreciation and amortization	2.7	2.7	5.3	5.3
Share-based compensation	5.2	7.4	7.3	11.9
Warrant compensation expense	3.9	3.5	8.3	8.8
Restructuring costs(1)	1.9	0.6	7.5	8.4
Write-offs and other(2)	0.4	9.6	4.9	10.1
Adjusted EBITDA	$(11.9)	$(63.2)	$(23.2)	$(115.0)
______________
(1) Restructuring costs consist of employee costs, real estate exit costs, and other. This includes share-based compensation of zero and $0.4 million for the three and six months ended June 30, 2023, respectively, and zero and $2.1 million for the three and six months ended June 30, 2022, respectively. This also includes depreciation and amortization of $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $1.3 million for the three and six months ended June 30, 2022, respectively. For further information on restructuring costs, see Note 9, “Restructuring Costs,” in the Notes to Condensed Consolidated Financial Statements.
(2) Write-offs and other primarily reflects legal costs, write-off of prepaid marketing expense and other items that do not reflect our ongoing operating performance. This includes write-off of prepaid marketing expenses of zero for the three and six months ended June 30, 2023 and $9.6 million and $10.1 million for the three and six months ended June 30, 2022, respectively. Legal and other fees related to the purported misappropriation of funds by a former senior marketing employee in 2022 of $0.4 million and $2.4 million for the three and six months ended June 30, 2023, respectively, and zero for the three and six months ended June 30, 2022.

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
Certain events may impact our liquidity such as the economic instability resulting in acute inflationary pressures, supply chain disruptions, rising interest rates, a downturn in equity markets, bank failures and our utilization of reinsurance. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Rising interest rates have increased the cost of capital and may limit our ability to raise additional capital. We utilize reinsurance arrangements to grow our business in a capital-efficient manner and mitigate risk. Over time our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more of our business in the future. To the extent we retain a larger share of our book of business our capital requirements may increase.

Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company, an Ohio-domiciled insurance company, and Root Property & Casualty Insurance Company, which as of July 1, 2023 was redomiciled from Delaware to Ohio. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the States of Ohio and Delaware. To date, our insurance subsidiaries have not paid any dividends and, as of June 30, 2023, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ businesses grow or the regulatory requirements change, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of June 30, 2023, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At June 30, 2023, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio of 15:1, which we maintained as of June 30, 2023. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. The maturity of the Term Loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, with a 1.0% floor, plus 9%, plus 0.26161% per annum through June 30, 2023, after which the interest rate will be calculated on the SOFR with a 1.0% floor, plus 9.0%.
Liquidity
As of June 30, 2023, we had $628.0 million in cash and cash equivalents, of which $520.3 million was held outside of regulated insurance entities. We also had $162.7 million in marketable securities.
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
Our long-term capital requirements depend on many factors, including our insurance premium growth rate, rate adequacy, renewal activity, the timing and the amount of cash received from customers, the performance of our products, including the success of our embedded partnerships, loss cost trends, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, operating costs, and the ongoing uncertainty in the global markets.
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
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash used in operating activities	$(94.3)	$(104.9)
Net cash used in investing activities	(39.2)	(1.8)
Net cash (used in) provided by financing activities	(0.6)	286.3
Net cash used in operating activities for the six months ended June 30, 2023 was $94.3 million compared to $104.9 million of net cash used in operating activities for the six months ended June 30, 2022. The decrease in cash used in operating activities was primarily due to a decline in net loss incurred as a result of a decrease in loss and LAE due to lower policies in force and better loss experience and initiatives that reduced operating costs including our prior year organizational realignment and involuntary workforce reductions that reduced payroll, employee-related expenditures and facility costs. Timing of reinsurance receipts and an increase in unearned premiums also contributed to the decrease in cash used in operating activities. This was partially offset timing of reinsurance payments and claim payments during the six months ended June 30, 2023 compared to the same period in 2022.
Net cash used in investing activities for the six months ended June 30, 2023 was $39.2 million compared to $1.8 million of net cash used in investing activities for the six months ended June 30, 2022. The increase in cash used in investing activities was primarily due to purchases of investments and capitalization of internally developed software, which was partially offset by proceeds from sales, maturities, calls and pay downs of investments.
Net cash used in financing activities for the six months ended June 30, 2023 was $0.6 million due to taxes paid related to net share settlement of vested restricted stock units. Net cash provided by financing activities for the six months ended June 30, 2022 was $286.3 million primarily due to proceeds from our Term Loan.
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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” in our 2022 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no material changes to our critical accounting estimates from those discussed in our 2022 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2022 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in internal control over financial reporting described below.
Previously Disclosed Material Weakness
We disclosed in Part II, Item 9A. “Controls and Procedures” in the 2022 10-K that we had identified a material weakness in internal control over financial reporting related to monitoring and the control environment, including the circumvention of control activities, that contributed to the fraud perpetrated by a former senior marketing employee, and aggregated to a material weakness. Specifically, the material weakness related to inadequate hiring practices for employees in senior leadership positions whose roles and responsibilities include the initiation of transactions with third parties, and ineffective control and monitoring activities, including the circumvention of certain control activities, related to the review, authorization and approval of third-party vendors, and associated contracts for services, and approval of third-party vendor payments.
Status of Management’s Remediation Efforts
We are in process of taking, or have taken, the following steps to remediate the material weakness described above:
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
We are committed to maintaining a strong internal control environment, and believe that these remediation actions, when fully implemented, will represent significant improvements in our controls under the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Additional remediation measures may be required, which may require additional implementation time. Testing of the design and operating effectiveness of the enhanced background check process have been completed. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes during the quarter ended June 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2022 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in the 2022 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.

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
The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory Department of Insurance, or DOI. “Extraordinary dividend” is defined under the Ohio Revised Code and Delaware Insurance Code, or Code, as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (a) 10% of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the 12-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2022, neither Root Insurance Company nor Root Property & Casualty Insurance Company were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors — Risks Related to Our Business — Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business,” included in the 2022 10-K.
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The Ohio DOI may in the future adopt statutory provisions more restrictive than those currently in effect.
Further, our Term Loan includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividend or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the applicable loan agreements.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

10.1#	Non-Employee Director Compensation Policy					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Root, Inc.

Date: August 2, 2023	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)