Form 10-Q
period 2023-09-30
Root, Inc.
filed 2023-11-01
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 9.6 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 5.0 million.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “path,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our ability to drive a significant long-term competitive advantage through our partnership with Carvana and other partnerships;
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

•our ability to operate a “capital-efficient” business and obtain and maintain desirable levels of reinsurance;
•the effect of further reductions in the utilization of reinsurance, which would result in retention of more premium and losses and could cause our capital requirements to increase;
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

Part I.  Financial Information
Item 1.  Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	September 30,	December 31,
	2023	2022
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $171.1 and $134.2 at September 30, 2023 and December 31, 2022, respectively)	$164.5	$128.4
Short-term investments (amortized cost: $2.6 and $0.4 at September 30, 2023 and December 31, 2022, respectively)	2.6	0.4
Other investments	4.4	4.4
Total investments	171.5	133.2
Cash and cash equivalents	635.3	762.1
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $2.7 and $2.8 at September 30, 2023 and December 31, 2022, respectively	187.9	111.9
Reinsurance recoverable and receivable, net of allowance of $2.9 and $0.2 at September 30, 2023 and December 31, 2022, respectively	137.7	148.8
Prepaid reinsurance premiums	36.1	74.2
Other assets	70.7	81.7
Total assets	$1,240.2	$1,312.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$256.5	$287.4
Unearned premiums	218.9	136.5
Long-term debt and warrants	298.3	295.4
Reinsurance premiums payable	71.8	119.8
Accounts payable and accrued expenses	47.8	39.7
Other liabilities	57.8	45.0
Total liabilities	951.1	923.8
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at September 30, 2023 and December 31, 2022 (liquidation preference of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 9.5 and 9.2 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value, 269.0 shares authorized, 5.0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,874.9	1,850.7
Accumulated other comprehensive loss	(6.6)	(5.8)
Accumulated loss	(1,691.2)	(1,567.8)
Total stockholders’ equity	177.1	277.1
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,240.2	$1,312.9
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Revenues:
Net premiums earned	$100.0	$68.6	$223.9	$221.6
Net investment income	9.0	0.9	22.5	2.2
Net realized gains on investments	—	—	—	1.1
Fee income	6.2	3.8	13.2	13.1
Other income	0.1	0.4	0.6	1.5
Total revenues	115.3	73.7	260.2	239.5
Operating expenses:
Loss and loss adjustment expenses	85.8	80.9	208.6	273.3
Sales and marketing	13.1	8.1	22.8	44.8
Other insurance expense (benefit)	18.3	1.1	22.2	(5.7)
Technology and development	11.1	14.3	32.4	46.1
General and administrative	21.0	26.4	63.2	96.4
Total operating expenses	149.3	130.8	349.2	454.9
Operating loss	(34.0)	(57.1)	(89.0)	(215.4)
Interest expense	(11.8)	(9.3)	(34.4)	(24.0)
Loss before income tax expense	(45.8)	(66.4)	(123.4)	(239.4)
Income tax expense	—	—	—	—
Net loss	(45.8)	(66.4)	(123.4)	(239.4)
Other comprehensive loss:
Changes in net unrealized losses on investments	(0.7)	(2.3)	(0.8)	(7.3)
Comprehensive loss	$(46.5)	$(68.7)	$(124.2)	$(246.7)
Loss per common share: basic and diluted (both Class A and B)	$(3.16)	$(4.71)	$(8.57)	$(17.10)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.5	14.1	14.4	14.0

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—June 30, 2023	14.1	$112.0	9.4	5.0	$—	$1,865.7	$(5.9)	$(1,645.4)	$214.4
Net loss	—	—	—	—	—	—	—	(45.8)	(45.8)
Other comprehensive loss	—	—	—	—	—	—	(0.7)	—	(0.7)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	4.7	—	—	4.7
Warrant compensation expense	—	—	—	—	—	5.0	—	—	5.0
Warrant issuance costs	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance—September 30, 2023	14.1	$112.0	9.5	5.0	$—	$1,874.9	$(6.6)	$(1,691.2)	$177.1

Balance—January 1, 2023	14.1	$112.0	9.2	5.0	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
Net loss	—	—	—	—	—	—	—	(123.4)	(123.4)
Other comprehensive loss	—	—	—	—	—	—	(0.8)	—	(0.8)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.3	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	12.4	—	—	12.4
Warrant compensation expense	—	—	—	—	—	13.3	—	—	13.3
Warrant issuance costs	—	—	—	—	—	(1.5)	—	—	(1.5)
Balance—September 30, 2023	14.1	$112.0	9.5	5.0	$—	$1,874.9	$(6.6)	$(1,691.2)	$177.1

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—June 30, 2022	14.1	$112.0	8.9	5.2	$—	$1,829.0	$(4.6)	$(1,443.1)	$381.3
Net loss	—	—	—	—	—	—	—	(66.4)	(66.4)
Other comprehensive loss	—	—	—	—	—	—	(2.3)	—	(2.3)
Conversion of Class B to Class A	—	—	0.2	(0.2)	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	7.8	—	—	7.8
Warrant compensation expense	—	—	—	—	—	1.5	—	—	1.5
Warrant issuance costs	—	—	—	—	—	(0.1)	—	—	(0.1)
Balance—September 30, 2022	14.1	$112.0	9.1	5.0	$—	$1,838.2	$(6.9)	$(1,509.5)	$321.8

Balance—January 1, 2022	14.1	$112.0	7.9	6.1	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
Net loss	—	—	—	—	—	—	—	(239.4)	(239.4)
Other comprehensive loss	—	—	—	—	—	—	(7.3)	—	(7.3)
Conversion of Class B to Class A	—	—	1.1	(1.1)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	0.4	—	—	0.4
Reclassification of early-exercised stock options from liabilities	—	—	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	21.8	—	—	21.8
Warrant compensation expense	—	—	—	—	—	10.3	—	—	10.3
Warrant issuance costs	—	—	—	—	—	(1.1)	—	—	(1.1)
Term Loan warrants issued	—	—	—	—	—	0.6	—	—	0.6
Balance—September 30, 2022	14.1	$112.0	9.1	5.0	$—	$1,838.2	$(6.9)	$(1,509.5)	$321.8

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities:
Net loss	$(123.4)	$(239.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	12.4	21.8
Warrant compensation expense	13.3	10.3
Depreciation and amortization	8.2	9.5
Bad debt expense	10.6	13.7
Net realized gains on investments	—	(1.1)
Gain on lease modification	(0.3)	(0.2)
Changes in operating assets and liabilities:
Premiums receivable	(83.9)	4.5
Reinsurance recoverable and receivable	8.5	19.0
Prepaid reinsurance premiums	38.1	14.6
Other assets	10.6	(2.0)
Losses and loss adjustment expenses reserves	(30.9)	(26.0)
Unearned premiums	82.4	(22.8)
Reinsurance premiums payable	(48.0)	8.8
Accounts payable and accrued expenses	9.6	17.5
Other liabilities	13.1	7.9
Net cash used in operating activities	(79.7)	(163.9)
Cash flows from investing activities:
Purchases of investments	(61.7)	(30.8)
Proceeds from maturities, call and pay downs of investments	22.3	26.7
Sales of investments	0.5	7.1
Capitalization of internally developed software	(7.1)	(7.4)
Purchases of fixed assets	(0.2)	—
Purchases of indefinite-lived intangible assets and transaction costs	—	(1.3)
Net cash used in investing activities	(46.2)	(5.7)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax (withholding)/proceeds	(0.9)	0.3
Proceeds from issuance of debt and related warrants, net of issuance costs	—	286.0
Payment of preferred stock and related warrants issuance costs	—	(3.0)
Net cash (used in) provided by financing activities	(0.9)	283.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(126.8)	113.7
Cash, cash equivalents and restricted cash at beginning of period	763.1	707.0
Cash, cash equivalents and restricted cash at end of period	$636.3	$820.7

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies, and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us” or “our.”
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
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on February 22, 2023.
Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of Root, Inc. and its subsidiaries, all of which are wholly owned. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany accounts and transactions have been eliminated.
Use of Estimates—The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our unaudited condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, or LAE, valuation allowances for income taxes and allowance for expected credit losses on premium receivables and reinsurance recoverables.
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
In accordance with SEC Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we assessed the materiality of these errors on our financial statements and concluded the errors were not material to the unaudited interim financial statements for the three and nine months ended September 30, 2022.

The following tables present the effect of the revision on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022, condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity and condensed consolidated statement of cash flows as of and for the nine months ended September 30, 2022.

	Three Months Ended September 30, 2022 (unaudited)			Nine Months Ended September 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected	As reported	Adjustments	As Corrected
	(in millions, except per share amounts)
Condensed consolidated statements of operations and comprehensive loss:
Sales and marketing	$5.7	$2.4	$8.1	$45.8	$(1.0)	$44.8
General and administrative	26.4	—	26.4	86.3	10.1	96.4
Total operating expenses	128.4	2.4	130.8	445.8	9.1	454.9
Operating loss	(54.7)	(2.4)	(57.1)	(206.3)	(9.1)	(215.4)
Loss before income tax expense	(64.0)	(2.4)	(66.4)	(230.3)	(9.1)	(239.4)
Net loss	(64.0)	(2.4)	(66.4)	(230.3)	(9.1)	(239.4)
Comprehensive loss	$(66.3)	$(2.4)	$(68.7)	$(237.6)	$(9.1)	$(246.7)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.1		14.1	14.0		14.0
Loss per common share: basic and diluted (both Class A and B)	$(4.54)		$(4.71)	$(16.45)		$(17.10)

	As of September 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected
	(in millions)
Condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity:
Accumulated loss	$(1,500.4)	$(9.1)	$(1,509.5)
Total stockholders’ equity	$330.9	$(9.1)	$321.8

	Nine Months Ended September 30, 2022 (unaudited)
	As reported	Adjustments	As Corrected
	(in millions)
Condensed consolidated statement of cash flows:
Net loss	$(230.3)	$(9.1)	$(239.4)
Other assets	(11.1)	9.1	(2.0)
Net cash used in operating activities	$(163.9)	$—	$(163.9)

Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	September 30,	December 31,
	2023	2022
	(dollars in millions)
Cash and cash equivalents	$635.3	$762.1
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$636.3	$763.1

Performance-Based Restricted Stock Units—During the third quarter of 2023, we granted 0.4 million performance-based restricted stock units, or PSUs, to certain key employees as part of our equity compensation plan. The PSUs are expected to vest over a derived service period of one to four-years and are dependent upon the fulfillment of both a service condition and the achievement of stock-price goals during the performance period, with the latter being classified as a market condition according to Accounting Standard Codification 718, Stock Compensation. The service condition with respect to the four tranches of PSUs will be met in installments on April 1, 2024, and each of the subsequent three anniversaries of that date, or Vesting Date Requirement, subject to the individual’s continued service through such dates. Stock price goals must be met on or after the respective tranche’s Vesting Date Requirement and are based on the average closing price per share of our Class A common stock over a consecutive 45 day trading period. Any tranche of PSUs with respect to which the stock price goal has not been met as of April 1, 2028 (the final day of the performance period) will be forfeited as of such date.
The PSU compensation expense is recognized based on the grant date fair value of the award, which was determined by simulating Root’s stock prices using a Monte Carlo simulation in a risk-neutral framework, assuming a Geometric Brownian Motion. The simulation is repeated 100,000 times, and the average of the discounted values for each tranche is the grant date fair value for that tranche. The median time to vest is the derived service period.
Employing a Monte Carlo simulation requires a range of inputs for each uncertain variable, and establishing linkage between the assumptions, if necessary. Inputs and assumptions used in our analysis included our stock price at grant date, exercise prices, the term of the PSUs, equity volatility, risk-free rate and dividend yield. Equity volatility was derived using a blended volatility assumption of 50% weight on Root’s historical volatility calculated from daily stock returns since IPO from the grant date and a 50% weight based on Root’s term matched simple average peer volatility as of the valuation date because our company-specific volatility is not sufficient by itself at the time of grant.
The expense is recognized via a graded vesting method over the derived service period. In the event that both the service condition and market condition are met earlier, expense would be accelerated. If the service condition is not achieved, previously recognized compensation cost for the associated tranche is reversed. In the event that the market conditions are never achieved before the expiration date, but the service condition is met, the respective compensation costs remain recognized.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$16.8	$—	$—	$(0.4)	$16.4
Municipal securities	25.6	—	—	(1.3)	24.3
Corporate debt securities	69.4	—	—	(2.9)	66.5
Residential mortgage-backed securities	12.3	—	—	(0.5)	11.8
Commercial mortgage-backed securities	31.0	—	—	(1.3)	29.7
Other debt obligations	16.0	—	—	(0.2)	15.8
Total fixed maturities	171.1	—	—	(6.6)	164.5
Short-term investments	2.6	—	—	—	2.6
Total	$173.7	$—	$—	$(6.6)	$167.1

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$11.3	$—	$—	$(0.3)	$11.0
Municipal securities	21.4	—	—	(1.2)	20.2
Corporate debt securities	60.5	—	—	(2.7)	57.8
Residential mortgage-backed securities	5.5	—	—	(0.3)	5.2
Commercial mortgage-backed securities	24.4	—	—	(1.2)	23.2
Other debt obligations	11.1	—	0.1	(0.2)	11.0
Total fixed maturities	134.2	—	0.1	(5.9)	128.4
Short-term investments	0.4	—	—	—	0.4
Total	$134.6	$—	$0.1	$(5.9)	$128.8
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of September 30, 2023 and December 31, 2022. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of September 30, 2023 and December 31, 2022.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$10.2	$(0.2)	$6.2	$(0.2)	$16.4	$(0.4)
Municipal securities	7.9	(0.2)	15.7	(1.1)	23.6	(1.3)
Corporate debt securities	27.1	(0.8)	39.3	(2.1)	66.4	(2.9)
Residential mortgage-backed securities	8.5	(0.2)	2.7	(0.3)	11.2	(0.5)
Commercial mortgage-backed securities	13.5	(0.4)	15.8	(0.9)	29.3	(1.3)
Other debt obligations	9.5	(0.1)	3.8	(0.1)	13.3	(0.2)
Total fixed maturities	76.7	(1.9)	83.5	(4.7)	160.2	(6.6)
Short-term investments	1.1	—	—	—	1.1	—
Total	$77.8	$(1.9)	$83.5	$(4.7)	$161.3	$(6.6)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$6.9	$(0.1)	$4.1	$(0.2)	$11.0	$(0.3)
Municipal securities	11.5	(0.5)	8.2	(0.7)	19.7	(1.2)
Corporate debt securities	45.3	(1.6)	11.5	(1.1)	56.8	(2.7)
Residential mortgage-backed securities	2.2	—	1.9	(0.3)	4.1	(0.3)
Commercial mortgage-backed securities	18.3	(0.8)	4.6	(0.4)	22.9	(1.2)
Other debt obligations	6.8	(0.2)	—	—	6.8	(0.2)
Total fixed maturities	91.0	(3.2)	30.3	(2.7)	121.3	(5.9)
Short-term investments	0.1	—	—	—	0.1	—
Total	$91.1	$(3.2)	$30.3	$(2.7)	$121.4	$(5.9)

Other Investments
As of September 30, 2023 and December 31, 2022, other investments related to our private equity investments were $4.4 million. There were no realized gains or losses for the three and nine months ended September 30, 2023. We recognized zero and $1.2 million of realized gains for the three and nine months ended September 30, 2022, respectively. We recorded the gain on sale of our private equity investments within net realized gains on investments in our condensed consolidated statements of operations and comprehensive loss. There were no unrealized gains and losses or impairment losses recognized on private equity investments for the three and nine months ended September 30, 2023 and 2022.

The following table reflects the gross and net realized gains and losses on short-term investments, available-for-sale fixed maturities and other investments that have been included in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Realized gains on investments	$—	$—	$—	$1.2
Realized losses on investments	—	—	—	(0.1)
Net realized gains on investments	$—	$—	$—	$1.1
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at September 30, 2023:

	September 30, 2023
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$33.3	$32.8
Due after one year through five years	102.3	98.1
Due five years through 10 years	21.4	20.4
Due after 10 years	16.7	15.8
Total	$173.7	$167.1
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Interest on bonds	$1.4	$0.6	$3.3	$1.7
Interest on deposits and cash equivalents	7.9	0.6	19.8	1.2
Total	9.3	1.2	23.1	2.9
Investment expense	(0.3)	(0.3)	(0.6)	(0.7)
Net investment income	$9.0	$0.9	$22.5	$2.2

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$51.2	$49.3	29.5%
AA+, AA, AA-, A-1	62.4	60.2	36.0
A+, A, A-	46.3	44.2	26.5
BBB+, BBB, BBB-	13.8	13.4	8.0
Total	$173.7	$167.1	100.0%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$62.5	$59.9	46.5%
AA+, AA, AA-, A-1	19.9	19.1	14.8
A+, A, A-	38.4	36.5	28.3
BBB+, BBB, BBB-	13.8	13.3	10.4
Total	$134.6	$128.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$15.4	$1.0	$—	$16.4
Municipal securities	—	24.3	—	24.3
Corporate debt securities	—	66.5	—	66.5
Residential mortgage-backed securities	—	11.8	—	11.8
Commercial mortgage-backed securities	—	29.7	—	29.7
Other debt obligations	—	15.8	—	15.8
Total fixed maturities	15.4	149.1	—	164.5
Short-term investments	2.4	0.2	—	2.6
Cash equivalents	363.6	—	—	363.6
Total assets at fair value	$381.4	$149.3	$—	$530.7

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$9.2	$1.8	$—	$11.0
Municipal securities	—	20.2	—	20.2
Corporate debt securities	—	57.8	—	57.8
Residential mortgage-backed securities	—	5.2	—	5.2
Commercial mortgage-backed securities	—	23.2	—	23.2
Other debt obligations	—	11.0	—	11.0
Total fixed maturities	9.2	119.2	—	128.4
Short-term investments	—	0.4	—	0.4
Cash equivalents	487.3	—	—	487.3
Total assets at fair value	$496.5	$119.6	$—	$616.1
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
Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of September 30, 2023 and December 31, 2022, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of September 30, 2023	Estimated Fair Value as of September 30, 2023	Carrying Amount as of December 31, 2022	Estimated Fair Value as of December 31, 2022
	(dollars in millions)
Long-term debt	$298.3	$304.8	$295.4	$309.7
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Nine Months Ended September 30,
	2023	2022
	(dollars in millions)
Gross loss and LAE reserves, January 1	$287.4	$320.2
Reinsurance recoverable on unpaid losses	(76.4)	(79.5)
Net loss and LAE reserves, January 1	211.0	240.7
Net incurred loss and LAE related to:
Current year	209.2	273.5
Prior years	(0.6)	(0.2)
Total incurred	208.6	273.3
Net paid loss and LAE related to:
Current year	87.4	155.5
Prior years	117.3	135.6
Total paid	204.7	291.1
Net loss and LAE reserves, September 30	214.9	222.9
Plus reinsurance recoverable on unpaid losses	41.6	71.3
Gross loss and LAE reserves, September 30	$256.5	$294.2
Incurred losses and LAE attributable to prior accident years was a decrease of $0.6 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, the development of incurred losses and LAE related to prior periods was a result of lower-than-expected reported losses on injury coverages, partially offset by losses on commutations of certain reinsurance agreements and higher-than-expected LAE on prior accident periods. For the nine months ended September 30, 2022, the development of incurred losses and LAE related to prior periods was a result of lower-than-expected LAE on prior accident period claims, partially offset by higher-than-expected reported losses on property damage and collision claims due to inflation.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Premiums written:
Direct	$192.7	$139.6	$444.6	$443.9
Assumed	31.5	11.1	59.3	34.1
Ceded	(22.3)	(81.0)	(159.4)	(264.5)
Net premiums written	$201.9	$69.7	$344.5	$213.5
Premiums earned:
Direct	$141.6	$144.5	$381.9	$469.3
Assumed	18.2	10.8	39.5	31.5
Ceded	(59.8)	(86.7)	(197.5)	(279.2)
Net premiums earned	$100.0	$68.6	$223.9	$221.6
Losses and LAE incurred:
Direct	$106.8	$126.1	$297.1	$430.0
Assumed	13.4	11.3	29.8	35.7
Ceded	(34.4)	(56.5)	(118.3)	(192.4)
Net losses and LAE incurred	$85.8	$80.9	$208.6	$273.3
During the third quarter of 2023, we commuted certain agreements with our reinsurers which resulted in $4.4 million of net premiums earned, $4.2 million of loss and loss adjustment expenses and $5.8 million of other insurance expense (benefit), respectively, on the condensed consolidated statements of operations and comprehensive loss. A portion of the loss and loss adjustment expenses is related to an allowance for credit losses of $2.8 million, that was established due to a commutation with one of our reinsurers as of September 30, 2023.
Additionally, in connection with the commutation of certain agreements with reinsurers during the third quarter of 2023, we received cash and cash equivalents of $3.9 million, reinsurance recoverable and receivable decreased by $6.1 million, prepaid reinsurance premiums was reduced by $33.5 million and reinsurance premiums payable decreased by $30.2 million all of which are reported within the condensed consolidated balance sheets.
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.

7.LONG-TERM DEBT
In January 2022, we entered into a $300.0 million five-year term loan, or Term Loan, with the principal amount due and payable upon maturity on January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate currently calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9.0%.

The following summarizes the carrying value of long-term debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in millions)
Term Loan	$300.0	$300.0
Accrued interest payable	7.9	7.3
Unamortized discount, debt issuance costs and warrants	(9.6)	(11.9)
Total	$298.3	$295.4
8.INCOME TAXES
The consolidated effective tax rate was zero for the three and nine months ended September 30, 2023 and 2022. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of September 30, 2023 and December 31, 2022, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

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
As of September 30, 2023, we expect to incur approximately $1.7 million of employee compensation expense, dependent upon continuous employment for certain employees, to be recognized ratably through the fourth quarter of 2023. We expect a cash expenditure related to these employee compensation costs in January 2024. As of September 30, 2023, except as discussed above, we do not expect to incur any additional material expenditures in future periods related to restructuring actions that have occurred.
The following table displays restructuring costs recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Incurred Through September 30, 2023
	2023	2022	2023	2022
	(dollars in millions)
Restructuring costs:
Employee costs	$1.8	$—	$5.9	$5.6	$21.4
Real estate exit costs	—	—	—	2.1	2.1
Other costs	0.1	—	3.5	0.7	4.5
Total restructuring costs	$1.9	$—	$9.4	$8.4	$28.0

The following table displays a rollforward of the accrual for restructuring costs recorded in other liabilities on the condensed consolidated balance sheets:

	Employee costs	Other costs	Total liability
	(dollars in millions)
Restructuring activity:
Restructuring liability as of January 1, 2023	$3.1	$0.1	$3.2
Expense incurred	5.5	3.4	8.9
Payments	(2.0)	(3.5)	(5.5)
Restructuring liability as of September 30, 2023	$6.6	$—	$6.6
10.SHARE-BASED COMPENSATION
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants,” with the opportunity to purchase a maximum of 7.2 million shares of Class A common stock. As of September 30, 2023, we determined the remaining unvested short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized warrant compensation expense related to these equity-classified warrants based on progress toward completing the integrated automobile insurance solution for Carvana’s online buying platform, or the Integrated Platform, and policies originating through the Integrated Platform. All of these warrants are out-of-the-money and therefore have no intrinsic value as of September 30, 2023.
The following table displays warrant compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Warrant compensation expense:
Sales and marketing	$—	$—	$—	$8.8
Other insurance expense (benefit)	5.0	1.5	13.3	1.5
Total warrant compensation expense	$5.0	$1.5	$13.3	$10.3

As of September 30, 2023, there was $7.8 million of unrecognized compensation cost related to warrants. The remaining costs are expected to be recognized over a period of approximately one year.
Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, PSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of September 30, 2023, we had 1.2 million common shares available for issuance under the Plan.

The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.2	$0.2	$0.5	$0.6
Sales and marketing	0.1	0.3	0.3	0.7
Other insurance expense (benefit)	0.1	0.3	0.4	0.8
Technology and development	0.9	1.1	2.4	3.1
General and administrative	3.4	5.9	8.8	16.6
Total share-based compensation expense	$4.7	$7.8	$12.4	$21.8
The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$4.4	$7.4	$11.4	$20.5
Performance-based restricted stock unit expense	0.1	—	0.1	—
Stock option expense	0.2	0.4	0.9	1.3
Total share-based compensation expense	$4.7	$7.8	$12.4	$21.8
As of September 30, 2023, there was $1.2 million, $25.3 million, and $2.2 million of unrecognized compensation cost related to unvested stock options, RSUs, and PSUs, respectively. The remaining costs are expected to be recognized over a period of approximately three years for unvested stock options and four years for RSUs and PSUs.
Performance-Based Restricted Stock Units
The fair value of the PSUs is estimated on the date of grant using a Monte Carlo simulation with Geometric Brownian Motion that uses certain inputs, assumptions and estimates, as follows: expected term of approximately five years, based on the contractual term of the PSUs; risk-free interest rate of 4.06%, based on U.S. Constant Maturity Yield Curve over a similar term; dividend rate of 0.0%, based on our historical and expected future dividend payouts; and volatility of 76%, and other factors.
The following table provides other key terms of the PSUs:

Performance-Based Restricted Stock Units	Stock Price Goals	Shares Issued	Grant Date Fair Value per Share
	(in millions, except per share amounts)
Tranches:
Tranche 1	$16.76	—	$7.69
Tranche 2	25.14	0.1	6.70
Tranche 3	33.52	0.1	5.87
Tranche 4	$41.90	0.2	$5.10
		0.4

Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PSU activity for the nine months ended September 30, 2023 is as follows:

	Nine Months Ended September 30, 2023
Restricted Stock Units and Performance-Based Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2023	1.1	$51.81	$5.0
Granted	1.6	6.62
Vested	(0.5)	50.44	2.8
Forfeited, expired or canceled	(0.2)	53.75
Nonvested at September 30, 2023	2.0	$15.79	$18.9
Stock Options
A summary of option activity for the nine months ended September 30, 2023 is as follows:

	Nine Months Ended September 30, 2023
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2023	0.2	$38.15	5.63	$0.2
Granted	—	8.94
Exercised	—	—		—
Forfeited, expired or canceled	(0.1)	44.86
Outstanding and exercisable at September 30, 2023	0.1	$33.74	4.53	$0.5
11.COMMITMENTS AND CONTINGENCIES
From time to time, we are party to litigation and legal proceedings relating to our business operations. Except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On December 19, 2022, a purported class action complaint was filed against the Company’s subsidiary, Root Insurance Company, in the U.S. District Court for the Western District of Texas (Case No. 1:22-cv-01328-LY) by an individual on her behalf and further claiming to represent a putative class of insureds. The complaint alleges that Root Insurance Company breached its insurance contract and violated specific provisions of the Texas Prompt Payment of Claims Act for an alleged failure to include sales tax in total loss vehicle settlements. The complaint seeks damages to include payment of alleged benefits owed under the policy, in addition to pre- and post-judgment interest and attorneys fees on behalf of the named plaintiff and the putative class members. Root Insurance Company’s motion to dismiss the claims set forth in the complaint was granted and the lawsuit was dismissed with prejudice on August 22, 2023, which dismissal has been appealed. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in its early stages. Therefore, at this time, we cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
On June 27, 2022, a verified shareholder derivative complaint was filed against certain of the Company’s current and former officers and directors in the U.S. District Court for the District of Delaware (Case No. 1:22-

cv-00865). The Company was named as a nominal defendant. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 thereunder, breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties, were unjustly enriched, wasted corporate assets, and are liable under Section 11(f) of the Securities Act of 1933, or the Securities Act, in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is currently stayed pending final resolution of the below matter and, at this time, we cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act in connection with and following the Company’s initial public offering. The complaint seeks unspecified damages. The defendants’ motion to dismiss the claims set forth in the complaint was granted and the lawsuit was dismissed with prejudice on March 31, 2023, which dismissal has been appealed. The Company believes that the claims in this lawsuit are without merit and intends to defend against them vigorously. The lawsuit is in the early stages and, at this time, we cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.
12.OTHER COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Beginning balance	$(5.9)	$(4.6)	$(5.8)	$0.4
Other comprehensive loss before reclassifications	(0.7)	(2.3)	(0.8)	(7.4)
Net realized losses on investments reclassified from AOCI to net loss	—	—	—	0.1
Other comprehensive loss	(0.7)	(2.3)	(0.8)	(7.3)
Ending balance	$(6.6)	$(6.9)	$(6.6)	$(6.9)

13.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net loss	$(45.8)	$(66.4)	$(123.4)	$(239.4)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.5	14.1	14.4	14.0
Loss per common share: basic and diluted (both Class A and B)	$(3.16)	$(4.71)	$(8.57)	$(17.10)
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
	(in millions)
Options to purchase common stock	0.1	0.2
Nonvested shares subject to repurchase	0.1	0.1
Restricted stock units and performance-based restricted stock units	2.0	1.3
Redeemable convertible preferred stock (as converted to common stock)	0.8	0.8
Warrants to purchase common stock	7.7	7.7
Total	10.7	10.1

14.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$36.8	16.4%	$26.2	17.4%	$80.1	15.9%	$89.5	18.7%
Georgia	26.3	11.7	15.0	10.0	56.0	11.1	48.8	10.2
Colorado	15.3	6.8	10.3	6.8	37.8	7.5	30.8	6.4
Pennsylvania	12.1	5.4	9.1	6.0	29.0	5.8	26.8	5.6
South Carolina	11.8	5.3	4.5	3.0	28.6	5.7	16.4	3.4
Utah	8.3	3.7	8.0	5.3	22.9	4.5	24.1	5.0
Arizona	11.0	4.9	4.3	2.9	21.7	4.3	13.3	2.8
Ohio	8.4	3.7	3.9	2.6	16.9	3.4	11.8	2.5
Oklahoma	7.2	3.2	5.2	3.5	16.7	3.3	16.1	3.4
Missouri	8.7	3.9	4.3	2.9	16.1	3.2	14.2	3.0
All others states	78.3	35.0	59.9	39.6	178.1	35.3	186.2	39.0
Total	$224.2	100.0%	$150.7	100.0%	$503.9	100.0%	$478.0	100.0%

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
•Increased revenue per customer. Over time we expect to refine our fee schedules to be more consistent with industry norms. This, paired with strengthened underwriting and pricing segmentation, will facilitate the opportunity to generate additional fee revenue per customer.
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
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. These reinsurance structures deliver three core objectives (1) top-line growth without a commensurate increase in regulatory capital requirements, (2) support of customer acquisition costs and (3) protection from outsized losses or tail events. We expect to continuously evaluate our utilization of third-party quota share reinsurance while scaling our business in order to operate a capital-efficient business model. As our gross loss ratios continue to improve and stabilize over the long-term, we expect to maintain the flexibility to modify our quota share levels to maximize the return to shareholders.
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
Recent Developments Affecting Comparability
General Macroeconomic Factors
Economic instability has led to acute inflationary pressures, supply chain disruptions, rising interest rates, a downturn in equity markets and bank failures. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. We have seen an increase in auto repairable and medical costs. These cost increases have resulted in greater claims severity. We continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Rising interest rates have increased the cost of capital and may limit our ability to raise additional capital.
Comprehensive Reinsurance
During the period we reduced the utilization of reinsurance through a strategic reduction of external quota share. The changes to the reinsurance program aim to deliver improved economics and capital efficiency. Our diversified approach to reinsurance allows us to optimize capital requirements while remaining flexible in response to changes in market conditions or changes specific to our own business. We may choose to amend, commute, and/or non-renew certain third-party reinsurance arrangements in the future, which may result in us retaining more of our business. To the extent we retain a larger share of our book of business, our capital requirements may increase.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions, except premiums per policy)
Policies in force	259,522	255,279	259,522	255,279
Premiums per policy	$1,398	$1,150	$1,398	$1,150
Premiums in force	$725.6	$587.1	$725.6	$587.1
Gross premiums written	$224.2	$150.7	$503.9	$478.0
Gross premiums earned	$159.8	$155.3	$421.4	$500.8
Gross profit/(loss)	$11.2	$(8.3)	$29.4	$(28.1)
Net loss	$(45.8)	$(66.4)	$(123.4)	$(239.4)
Direct contribution	$37.0	$11.5	$84.9	$17.7
Adjusted EBITDA	$(19.4)	$(46.4)	$(42.6)	$(161.4)
Net loss and LAE ratio	85.8%	117.9%	93.2%	123.3%
Net expense ratio	57.3%	67.2%	56.9%	76.0%
Net combined ratio	143.1%	185.1%	150.1%	199.3%
Gross loss ratio	65.6%	77.9%	67.4%	83.2%
Gross LAE ratio	9.6%	10.5%	10.2%	9.8%
Gross expense ratio	43.5%	42.0%	42.3%	46.5%
Gross combined ratio	118.7%	130.4%	119.9%	139.5%
Gross accident period loss ratio	68.0%	79.3%	67.9%	81.3%
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
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit/(loss) excluding net investment income, net realized gains on investments, report costs, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, net commissions, professional fees and other expenses, ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded, which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
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
Net Investment Income
Net investment income represents interest earned from our cash and cash equivalents and fixed maturity and short-term investments and unrealized gains and losses from our private equity investments less investment expenses. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates and changes in the fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
Loss and LAE are net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity to write more business. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. This includes an allowance for credit losses based on the probability of default and expected loss of a reinsurer. Loss and LAE may be paid out over a period of years.
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
Other Insurance Expense (Benefit)
Other insurance expense (benefit) includes underwriting expenses, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to our embedded channel, and Personnel Costs and Overhead related to actuarial and certain data science activities. Other insurance expense (benefit) also includes amortization of deferred acquisition costs like certain commissions, premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense (benefit) is expensed as incurred, except for costs related to deferred acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. These expenses are also recognized net of ceding commissions earned from reinsurance contracts. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward achieving milestones for policies originated through the Integrated Platform as defined under the Carvana commercial agreement.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$100.0	$68.6	$31.4	45.8%
Net investment income	9.0	0.9	8.1	900.0%
Fee income	6.2	3.8	2.4	63.2%
Other income	0.1	0.4	(0.3)	(75.0)%
Total revenues	115.3	73.7	41.6	56.4%
Operating expenses:
Loss and loss adjustment expenses	85.8	80.9	4.9	6.1%
Sales and marketing	13.1	8.1	5.0	61.7%
Other insurance expense	18.3	1.1	17.2	1,563.6%
Technology and development	11.1	14.3	(3.2)	(22.4)%
General and administrative	21.0	26.4	(5.4)	(20.5)%
Total operating expenses	149.3	130.8	18.5	14.1%
Operating loss	(34.0)	(57.1)	23.1	(40.5)%
Interest expense	(11.8)	(9.3)	(2.5)	26.9%
Loss before income tax expense	(45.8)	(66.4)	20.6	(31.0)%
Income tax expense	—	—	—	—%
Net loss	(45.8)	(66.4)	20.6	(31.0)%
Other comprehensive loss:
Changes in net unrealized losses on investments	(0.7)	(2.3)	1.6	(69.6)%
Comprehensive loss	$(46.5)	$(68.7)	$22.2	(32.3)%

Revenue
Net Premiums Earned
Net premiums earned increased $31.4 million, or 45.8%, to $100.0 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to reduced cessions of gross premiums earned to reinsurers between periods and an increase in premium per policy resulting from rate actions. In addition, net premiums earned increased due to commutations of certain reinsurance agreements executed in the third quarter of 2023.
During the three months ended September 30, 2023 and 2022, we ceded approximately 37.4% and 55.8% of our gross premiums earned to third-party reinsurers, respectively. The change in cessions between periods was primarily driven by a strategic reduction of external quota share reinsurance and commutations of certain reinsurance agreements.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Gross premiums written	$224.2	$150.7	$73.5	48.8%
Ceded premiums written	(22.3)	(81.0)	58.7	(72.5)%
Net premiums written	201.9	69.7	132.2	189.7%

Gross premiums earned	159.8	155.3	4.5	2.9%
Ceded premiums earned	(59.8)	(86.7)	26.9	(31.0)%
Net premiums earned	$100.0	$68.6	$31.4	45.8%

The increase in gross premiums earned was primarily due to higher policies in force driven by greater sales and marketing spend deployment for the three months ended September 30, 2023 compared to the same period in 2022. We also experienced a 21.6% increase in premium per policy for automobile insurance primarily attributable to rate actions.
Net Investment Income
Net investment income increased $8.1 million, or 900.0%, to $9.0 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily driven by $7.9 million in higher interest and dividends received as a result of investing more in higher yielding investments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $4.9 million, or 6.1%, to $85.8 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily driven by reduced cessions of losses to reinsurers and commutations of certain reinsurance agreements which includes $2.8 million expense related to an allowance for credit losses. This was partially offset by better loss experience for the three months ended September 30, 2023 compared to the same period ended in 2022.
Gross accident period loss ratios decreased to 68.0% for the three months ended September 30, 2023, from 79.3% for the same period in 2022. The change in the ratios was mainly driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We experienced a 10% increase in severity per claim and claim frequency remained flat for the three months ended September 30, 2023 compared to the same period in 2022. The claim severity and frequency estimates are based on bodily injury, collision, and property damage coverages, the claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense increased $5.0 million, or 61.7%, to $13.1 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an increased deployment of performance marketing spend of $11.4 million to drive growth and deeper market penetration in the states in which we operate. This was partially offset by a $4.5 million decrease in content development, sponsorship, marketing partnership and advertising costs due to a shift in our direct marketing strategy. In addition, we experienced a $2.0 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.

Other Insurance Expense
Other insurance expense increased $17.2 million, or 1,563.6%, to $18.3 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily driven by a $7.6 million decrease in ceding commissions contra-expense driven primarily by commutations executed in the third quarter of 2023, and $6.4 million increase in report costs due to an increase in customer applications and new writings. Further, we incurred a $3.6 million increase in Carvana warrant expense as a result of policies originating from the Integrated Platform. We also experienced a $3.0 million increase in amortization of deferred acquisition costs for certain commissions. This was partially offset by a $1.9 million decrease in premium write-offs. We also experienced a $1.1 million decrease in Personnel Costs as a result of a decrease in headcount due to the involuntary workforce reductions in 2022.
Technology and Development
Technology and development decreased $3.2 million, or 22.4%, to $11.1 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $2.3 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022. We also experienced a $1.2 million decrease in software development expense as a result of initiatives to reduce operating costs.
General and Administrative
General and administrative decreased $5.4 million, or 20.5%, to $21.0 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $6.3 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022. This was partially offset by a $1.9 million increase in restructuring costs.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$223.9	$221.6	$2.3	1.0%
Net investment income	22.5	2.2	20.3	922.7%
Net realized gains on investments	—	1.1	(1.1)	(100.0)%
Fee income	13.2	13.1	0.1	0.8%
Other income	0.6	1.5	(0.9)	(60.0)%
Total revenues	260.2	239.5	20.7	8.6%
Operating expenses:
Loss and loss adjustment expenses	208.6	273.3	(64.7)	(23.7)%
Sales and marketing	22.8	44.8	(22.0)	(49.1)%
Other insurance expense (benefit)	22.2	(5.7)	27.9	489.5%
Technology and development	32.4	46.1	(13.7)	(29.7)%
General and administrative	63.2	96.4	(33.2)	(34.4)%
Total operating expenses	349.2	454.9	(105.7)	(23.2)%
Operating loss	(89.0)	(215.4)	126.4	(58.7)%
Interest expense	(34.4)	(24.0)	(10.4)	43.3%
Loss before income tax expense	(123.4)	(239.4)	116.0	(48.5)%
Income tax expense	—	—	—	—%
Net loss	(123.4)	(239.4)	116.0	(48.5)%
Other comprehensive loss:
Changes in net unrealized losses on investments	(0.8)	(7.3)	6.5	(89.0)%
Comprehensive loss	$(124.2)	$(246.7)	$122.5	(49.7)%
Revenue
Net Premiums Earned
Net premiums earned increased $2.3 million, or 1.0%, to $223.9 million, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to reduced cessions of gross premiums earned to reinsurers between periods, greater premium per policy resulting from rate actions and commutations of certain reinsurance agreements executed in the third quarter of 2023. This was partially offset by lower gross premiums earned for the nine months ended September 30, 2023 compared to the same period in 2022
During the nine months ended September 30, 2023 and 2022, we ceded approximately 46.9% and 55.8% of our gross premiums earned to third-party reinsurers, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance and commutations of certain reinsurance agreements.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in millions)
Gross premiums written	$503.9	$478.0	$25.9	5.4%
Ceded premiums written	(159.4)	(264.5)	105.1	(39.7)%
Net premiums written	344.5	213.5	131.0	61.4%

Gross premiums earned	421.4	500.8	(79.4)	(15.9)%
Ceded premiums earned	(197.5)	(279.2)	81.7	(29.3)%
Net premiums earned	$223.9	$221.6	$2.3	1.0%
The decrease in gross premiums earned was primarily due to strong growth in new writings during the nine months ended September 30, 2023, that is continuing to earn in over the policy period. This decrease was partially offset by a 21.6% increase in premium per policy for automobile insurance primarily attributable to rate actions and higher policies in force.
Net Investment Income
Net investment income increased $20.3 million, or 922.7%, to $22.5 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily driven by $19.6 million in higher interest and dividends received as a result of investing more in higher yielding investments.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $64.7 million, or 23.7%, to $208.6 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to better loss experience for the nine months ended September 30, 2023 compared to the same period in 2022. This was partially offset by reduced cessions of losses to reinsurers and commutations of certain reinsurance agreements which includes $2.8 million expense related to an allowance for credit losses for the nine months ended September 30, 2023 compared to the same period in 2022.
Gross accident period loss ratios decreased to 67.9% for the nine months ended September 30, 2023, from 81.3% for the same period in 2022. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We experienced an 8% increase in severity per claim and a 5% decrease in claim frequency for the nine months ended September 30, 2023 compared to the same period in 2022. The claim severity and frequency estimates are based on bodily injury, collision, and property damage coverages, the claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense decreased $22.0 million, or 49.1%, to $22.8 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was due to a $20.2 million decrease in content development, marketing partnership, sponsorship and advertising costs due to a shift in our direct marketing strategy. In addition, we experienced an $8.8 million decline in warrant compensation expense related to the completion of the Integrated Platform pursuant to the Carvana commercial agreement in the prior year. We also experienced a $5.8 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022. This was partially offset by a $12.7 million increase in performance marketing spend to drive growth and deeper market penetration in the states in which we operate.
Other Insurance Expense (Benefit)
Other insurance expense (benefit) increased $27.9 million, or 489.5%, to an expense of $22.2 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily driven by a $13.8 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums and commutations executed in the third quarter of 2023. We also experienced an $11.9 million increase in Carvana warrant expense as a result of policies originating from the Integrated Platform and an $8.6 million increase in report costs due to an increase in customer applications and new writings. In addition, we experienced a $6.7 million increase in amortization of deferred acquisition costs for certain commissions. This was partially offset by a $4.1 million decrease in Personnel Costs as a result of a decrease in headcount due to the involuntary workforce reductions in 2022. In addition, we experienced a $2.5 million decrease in premium taxes and a $1.8 million decrease in payment processing fees.
Technology and Development
Technology and development decreased $13.7 million, or 29.7%, to $32.4 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily driven by an $11.0 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022. We also experienced a $3.5 million decrease in software development expense as a result of initiatives to reduce operating costs.
General and Administrative
General and administrative decreased $33.2 million, or 34.4%, to $63.2 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily driven by a $23.8 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022, and a $10.1 million write-off of prepaid marketing expense recognized in 2022.
Non-Operating Expenses
Interest Expense
Interest expense increased $10.4 million, or 43.3%, to $34.4 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to a $10.1 million increase in debt interest expense primarily as a result of a greater average interest rate as of September 30, 2023 compared to the same period in 2022.
Other Comprehensive Loss
Changes in Net Unrealized Losses on Investments
Changes in net unrealized losses on investments decreased $6.5 million, or 89.0%, to $0.8 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease is primarily attributable to investments being reinvested at maturity in securities that reflect the current interest rate environment.

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
The following table provides a reconciliation of total revenue to direct contribution for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Total revenue	$115.3	$73.7	$260.2	$239.5
Loss and loss adjustment expenses	(85.8)	(80.9)	(208.6)	(273.3)
Other insurance (expense) benefit	(18.3)	(1.1)	(22.2)	5.7
Gross profit/(loss)	11.2	(8.3)	29.4	(28.1)
Net investment income	(9.0)	(0.9)	(22.5)	(2.2)
Net realized gains on investments	—	—	—	(1.1)
Adjustments from other insurance expense (benefit)(1)	21.7	9.7	49.6	26.8
Ceded premiums earned	59.8	86.7	197.5	279.2
Ceded loss and loss adjustment expenses	(34.4)	(56.5)	(118.3)	(192.4)
Net ceding commission and other(2)	(12.3)	(19.2)	(50.8)	(64.5)
Direct contribution	$37.0	$11.5	$84.9	$17.7
______________
(1) Adjustments from other insurance expense (benefit) includes report costs, Personnel Costs, Overhead, licenses, net commissions, professional fees and other.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “— Key Performance Indicators.”
The following table provides a reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Net loss	$(45.8)	$(66.4)	$(123.4)	$(239.4)
Adjustments:
Interest expense	11.1	8.5	32.2	22.0
Income tax expense	—	—	—	—
Depreciation and amortization	2.7	2.2	8.0	7.5
Share-based compensation	4.7	7.8	12.0	19.7
Warrant compensation expense	5.0	1.5	13.3	10.3
Restructuring costs(1)	1.9	—	9.4	8.4
Write-offs and other(2)	1.0	—	5.9	10.1
Adjusted EBITDA	$(19.4)	$(46.4)	$(42.6)	$(161.4)
______________
(1) Restructuring costs consist of employee costs, real estate exit costs, and other. This includes share-based compensation of zero and $0.4 million for the three and nine months ended September 30, 2023, respectively, and zero and $2.1 million for the three and nine months ended September 30, 2022, respectively. This also includes depreciation and amortization of zero and $0.2 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $1.4 million for the three and nine months ended September 30, 2022, respectively. For further information on restructuring costs, see Note 9, “Restructuring Costs,” in the Notes to Condensed Consolidated Financial Statements.
(2) Write-offs and other primarily reflects legal costs, write-off of prepaid marketing expense and other items that do not reflect our ongoing operating performance. This includes write-off of prepaid marketing expenses of zero and $10.1 million for the three and nine months ended September 30, 2022, respectively. Legal and other fees related to the purported misappropriation of funds by a former senior marketing employee in 2022 of $1.0 million and $3.4 million for the three and nine months ended September 30, 2023, respectively.

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
Certain events may impact our liquidity such as the economic instability resulting in acute inflationary pressures, supply chain disruptions, rising interest rates, a downturn in equity markets, bank failures and our utilization of reinsurance. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Rising interest rates have increased the cost of capital and may limit our ability to raise additional capital. We utilize reinsurance arrangements to grow our business in a capital-efficient manner and mitigate risk. Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more of our business in the future. To the extent we retain a larger share of our book of business, our capital requirements may increase.

Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio. To date, our insurance subsidiaries have not paid any dividends and, as of September 30, 2023, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ businesses grow or the regulatory requirements change, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of September 30, 2023, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At September 30, 2023, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio of 15:1, which we maintained as of September 30, 2023. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. The maturity of the Term Loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, with a 1.0% floor, plus 9.0%.
Liquidity
As of September 30, 2023, we had $635.3 million in cash and cash equivalents, of which $502.2 million was held outside of regulated insurance entities. We also had $167.1 million in marketable securities.
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
Our long-term capital requirements depend on many factors, including our insurance premium growth rate, rate adequacy, renewal activity, the timing and the amount of cash received from customers, the performance of our products, including the success of our embedded partnerships, loss cost trends, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, operating costs, and the ongoing uncertainty in global markets.
As of September 30, 2023, we expect to incur approximately $1.7 million of employee compensation expense, dependent upon continuous employment for certain employees, to be recognized ratably in the fourth quarter of 2023. We expect a cash expenditure of approximately $8.3 million related to these employee compensation costs in the first quarter of 2024. For additional information regarding organizational realignment and involuntary workforce reductions refer to Note 9, “Restructuring Costs,” in the Notes to Condensed Consolidated Financial Statements.
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
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Net cash used in operating activities	$(79.7)	$(163.9)
Net cash used in investing activities	(46.2)	(5.7)
Net cash (used in) provided by financing activities	(0.9)	283.3
Net cash used in operating activities for the nine months ended September 30, 2023 was $79.7 million compared to $163.9 million of net cash used in operating activities for the nine months ended September 30, 2022. The decrease in cash used in operating activities was primarily due to a decline in net loss incurred as a result of a decrease in loss and LAE due to better loss experience and initiatives that reduced operating costs including our prior year organizational realignment and involuntary workforce reductions that reduced payroll, employee-related expenditures and facility costs. The impact of commuting certain agreements with reinsurers along with the timing of reinsurance receipts and growth in premiums not yet earned also contributed to the decrease in cash used in operating activities. This was partially offset by timing of reinsurance payments and claims payments during the nine months ended September 30, 2023 compared to the same period in 2022.
Net cash used in investing activities for the nine months ended September 30, 2023 was $46.2 million compared to $5.7 million of net cash used in investing activities for the nine months ended September 30, 2022. The increase in cash used in investing activities was primarily due to purchases of investments and fewer proceeds from sales, maturities, calls and pay downs of investments.
Net cash used in financing activities for the nine months ended September 30, 2023 was $0.9 million due to taxes paid related to net share settlement of vested restricted stock units. Net cash provided by financing activities for the nine months ended September 30, 2022 was $283.3 million primarily due to proceeds from our Term Loan.
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
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and LAE, valuation allowance on our deferred tax assets, premium write-offs and allowance for expected credit losses on premium receivables and reinsurance recoverables. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” in our 2022 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, there were no material changes to our critical accounting estimates from those discussed in our 2022 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2022 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness in internal control over financial reporting described below.
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
We have taken the following steps to remediate the material weakness described above:
•Enhanced our policy to require more comprehensive hiring practices for individuals in senior leadership positions, which includes more robust background checks than we require for all employees.
•Improved the design of internal vendor management processes and controls, including having hired dedicated procurement resources to ensure contracts, including amendments, are appropriately reviewed, authorized in accordance with our delegation of authority policies, and approved.
•Clarified the design of vendor payment controls to prescribe the criteria an approver must review, in addition to invoice requests, to adequately support payments to vendors.
•Implemented more stringent monitoring controls to ensure compliance with contract reviews, approval authority limits and vendor payment policies.
While we believe progress was made to enhance and strengthen our internal control over financial reporting, the controls that were designed and implemented to address the material weakness were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes during the quarter ended September 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
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
The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory Department of Insurance, or DOI. “Extraordinary dividend” is defined under the Ohio Revised Code, or Code, as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (a) 10% of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the 12-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2022, neither Root Insurance Company nor Root Property & Casualty Insurance Company were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors — Risks Related to Our Business — Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business,” included in the 2022 10-K.
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

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

10.1#	Executive Retention Agreement between Matt Bonakdarpour and Root, Inc., dated August 9, 2023	8-K	001-39658	10.1	August 11, 2023

10.2#	Performance-Based RSU Award Grant Notice					X

10.3#	Root, Inc. Non-Employee Director Compensation Policy adopted October 23, 2023	8-K	001-39658	10.1	October 26, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Root, Inc.

Date: November 1, 2023	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)