Form 10-K
period 2023-12-31
Root, Inc.
filed 2024-02-21
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share (the “Class A common stock”) held by non-affiliates was approximately $80.3 million based upon the June 30, 2023, closing price of $8.94 as reported by the Nasdaq Global Select Market.
There were 9.6 million shares of Class A common stock and 5.0 million shares of Class B common stock outstanding as of February 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on or about June 5, 2024.

ROOT, INC.
FORM 10-K
As of and For the Year Ended December 31, 2023

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
•our ability to realize profits, acquire customers, retain customers, contract with additional partners to utilize the products, or achieve other benefits from our embedded insurance offering;
•our ability to expand our distribution channels through additional partnership relationships, digital media, independent agents and referrals;
•our ability to drive a significant long-term competitive advantage through our partnership with Carvana Group, LLC, or Carvana, and other partnerships;
•our ability to develop products for embedded insurance and other partners;
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
•our ability to develop products that utilize telematics to drive better customer satisfaction and retention;
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
•changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence;
•our ability to defend against cybersecurity threats and prevent,or recover from,a security breach or other significant disruption of our technology systems or those of our partners and third-party service providers;
•the effect of interest rates on our available cash and our ability to maintain compliance with our Term Loan (as defined herein);
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
•We may lose our existing customers or fail to acquire new customers, including through our partnership channel, and our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive. If we are unable to maintain the levels of customer service or continue technological innovation and improvements, our prospects for future growth may be materially adversely affected.
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
•We may fail to maintain an effective partnership channel offering, including our embedded insurance product and/or fail to perform under the associated commercial arrangements.
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
•We are subject to full scope financial examinations by state insurance regulatory authorities in Ohio, where each of our domestic insurance company subsidiaries is domiciled, which could result in adverse examination findings and necessitate remedial actions.
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

•Data security breaches, or real or perceived errors, failures or bugs in our or our vendors’ systems or our website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business and operating results.
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
•Unexpected increases in the frequency or severity of claims, as well as increasing costs of social inflation, may adversely affect our results of operations and financial condition.
•Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.
•We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature, or fraud that may be perpetrated by employees or external parties.
•We rely on our mobile app to execute our business strategy. Government regulation of the internet and the use of mobile apps in particular is evolving, and unfavorable changes could seriously harm our business.
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
•Retention of business written by us or through our Texas county mutual arrangement could expose us to potential losses. Further, reinsurance may be unavailable at current levels and prices, subjects us to counterparty risk and may not be adequate to protect us against losses.
•The inability to access our cash accounts or to convert investments into cash on favorable terms when we desire to do so may materially and adversely affect our business, cash flows and capital position.
•Failure to meet the continued listing requirements of Nasdaq could result in delisting of our Class A common stock, which in turn would negatively affect the price of our Class A common stock and limit investors’ ability to trade in our common stock.
•Our Term Loan includes a floating interest rate that exposes us to interest rate risk, and the terms of our Term Loan place restrictions on our operating and financial flexibility. Our failure to comply with covenants contained in the Term Loan may result in acceleration of our repayment obligations, which could harm our liquidity, financial condition, operating results, business and prospects and cause the price of our Class A common stock to decline.

PART 1.
Item 1.  Business
Overview
Root is a technology insurance company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate primarily a direct-to-consumer model in which currently we acquire the majority of our customers through mobile apps. We are also focused on expanding our partnership channel, where we acquire customers using various means, including through embedded integrations.
Our primary focus is on the U.S. auto insurance market, and we have built a company that recognizes each individual is unique and puts customers in control, rewarding them for their actions. For centuries, traditional insurance companies have grouped people into risk pools and long relied on the ‘law of large numbers’ to produce acceptable pricing on an aggregate basis. Fairness at the individual level has been largely ignored. Root is different—we use technology to measure risk based on individual driving performance, prioritizing fairness to the customer. The way we design and deliver insurance is not a simple tweak to the traditional insurance model—we are fundamentally reinventing insurance through technology, data science and a deliberate focus on the customer.
We believe the more than $300 billion U.S. auto insurance market is ripe for disruption. Traditional methods of pooled risk assessment are not personalized and inherently less precise given individual behavioral data is underutilized or not measured as a component of the insurance risk assessment process. We believe traditional systems and processes have become outdated and are increasingly disconnected from the needs of consumers. Our initial focus on auto insurance was motivated by how well-suited we believe the product to be for fundamental improvement through technology. We believe Root is the innovator to drive this transformation.
Auto insurance is required for the vast majority of drivers in the U.S. and we believe it is typically the first insurance policy purchased by consumers. As a result, our auto-first strategy establishes the foundation for an expansive lifetime relationship with the opportunity to add other personal insurance lines as customer needs evolve.
The Root advantage is derived from our technology-enabled approach to the customer lifecycle. We engage with customers at a point of high intent across various channels, offer a product with significant ease of use and utilize data science to fairly price our policies. As a full-stack insurance carrier, we have the infrastructure and flexibility to design products and distribute, underwrite, administer and pay claims. Our model, supported by proprietary technology, allows us to be more adaptive across the value chain, provides complete design and feature discretion and we believe frees us to innovate and iterate more quickly than any of our major competitors. We view this flexibility as absolutely critical to introducing new capabilities, responding to macroeconomic trends, reinforcing customer centricity and driving growth. In practice this means we own and control an end-to-end insurance experience and have near complete operating autonomy, subject to regulation, to grow our business.
As we mature as an insurance company a more significant portion of our premiums are expected to be earned from customer renewals. Renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. As a young insurance company, our results are disproportionately weighed toward new customers. Our data- and technology-driven approach allows for rapid response to macroeconomic trends through quick, appropriate rate actions. This, paired with our ability to continually enhance underwriting and segmentation capabilities has contributed to improvement in our gross loss ratios. Over time we anticipate, consistent with industry norms, that our portfolio will mature and a greater proportion of our premiums will be from customer renewals. We expect this growing proportion of renewal premiums will bring an increasing mix of lower loss ratio premiums and premiums with lower associated acquisition costs.
Our Industry
Insurance is one of the oldest and largest markets in the world, touching every corner of the world and protecting many of our most important assets. Our primary addressable market today is U.S. personal lines insurance. This market exceeded $428 billion in 2022 premiums and has grown at a 4% compound annual growth rate, or CAGR, since 2016.
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
We believe innovation has been slow within the property and casualty insurance industry, in part, because legacy systems are difficult to build upon and nearly impossible to replace. Also impacting the pace of innovation is institutional friction generated by the cost and perceived risk of a requisite ground-up technology rebuild, disruption of carrier-agent relationships and the business model implications of replacing broad pool-based pricing. Our proprietary technology and business model enable us to bypass these challenges.
Our Business Model
Customer Experience
We strive to meet customers where they are with a user-friendly interface and convenient, efficient experience. This is the mantra that drives our user experience and our business model. App installation and initial engagement are designed to be intuitive so that customers can easily identify the coverage they need.
Our mobile engagement extends across the customer experience and value chain:
•Engagement. Many of our new customers come through our two distribution channels: direct and partnerships. We continue to diversify the ways we reach our customers. We believe meeting customers in the moment of need creates better customer engagement and access to a differentiated customer base.
•Profile Creation. The Root app is available for both iOS and Android operating systems making it available to 99% of U.S. smartphone users. By simply scanning a driver’s license, a prospective customer can nearly complete a profile, part of an on-boarding process that takes mere minutes and minimal keyboard interaction.
•Underwriting. The test drive is a key component of the underwriting process. A two-to-four week test drive gathers and analyzes data from smartphone sensors measuring braking, consistency, turning, time of day and other performance and contextual data. While telematics is core to our value proposition, some of our customers have an immediate insurance need, and as such, we are able to utilize traditional underwriting variables at policy origination, when needed. With this approach, we are able to leverage both traditional underwriting variables and the power of our proprietary telematics platform to offer the best price to our best customers. As more data is collected, the predictive power of our telematics scores increases, allowing for further segmentation advances. For this reason, we view telematics as a better and more fair approach to underwriting.
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

Distribution
We opportunistically distribute largely through the mobile, web and partnership channels. Mobile is the fastest growing retail channel in the United States, as customers spend less time in front of computers and utilize smart phones for more convenient shopping. To further differentiate access to our products we are continuing to develop our partnership channel. The partnership channel emphasizes ease of use and minimal separation between intent and bind while leveraging the platforms of our strategic partners. We believe that through a diverse and opportunistic customer acquisition strategy we can meet customers at a high point of intent.
•Direct: seamless experiences driven by performance marketing and organic traffic connecting consumers directly to the product.
◦Digital. Our direct digital channel is designed to drive volume by efficiently capturing high-intent customers. We accomplish this by meeting our customers within platforms they use extensively such as Google or select marketplace platforms where consumers are actively shopping for insurance. We deploy dynamic data science models to optimize targeting and bidding strategies across our digital platforms, aligning customer acquisition cost to expected lifetime value of the potential customer.
◦Referral. We encourage our existing customers to spread our value proposition. Our referral channel compensates existing customers who refer new customers who subsequently complete a test drive. This channel facilitates community-based growth to those who value our fair and transparent approach to insurance. This is our lowest cost acquisition channel and an important aspect of our ongoing distribution strategy.
◦Channel Media. We build consideration and drive intent through household-level targeted media channels including direct mail, billboards, and regional TV and radio. We utilize these media channels to drive awareness when launching in new markets and to actively target customers in active states.
•Partnerships: a wide array of integrations, spanning early-stage marketing partnerships through fully embedded user experiences.
◦Embedded. We build upon the mobile and web customer experiences of distribution partners to reach a captive customer base with an embedded solution. With varying levels of connectivity, including our proprietary and fully-integrated application programming interfaces, or APIs, we are able to engage high intent prospective customers in contextually relevant third-party applications. While these partnerships take time to onboard and launch, over the long term, we believe our flexible technology stack offers a seamless bind experience, creating a differentiated customer experience in this channel. We expect increased penetration of this channel over time as we seek to grow embedded relationships with other technology companies with relevant customer bases.
◦Agency. We continue to invest in a product to bring the speed and ease of our technology to the independent agency channel. This channel provides access to a larger demographic of customers and we believe it has staying power. We developed an efficient quote and bind process through our agent platform that enables simplified distribution from agents to their customers. The technology driven approach makes this an appealing platform for agents and an efficient acquisition channel for us.
Our customer acquisition costs can vary by channel mix, by state, due to seasonality, or due to the competitive environment. We believe our distribution channels allow us to efficiently acquire customers in a contextually relevant, data-centric way. Our marketing spend is grounded in a disciplined data-science approach, targeting customers that align with our lifetime expected returns. Furthermore, we continue to invest in the technology and data science behind our distribution with A/B tests, dynamic bidding models, and rapid updates and iterations, supporting differentiated cost of customer acquisition over the long term.

Capital Management
As a full-stack insurance company, we operate a “capital-efficient” business model which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. These reinsurance structures deliver three core objectives: (1) prioritize revenue and targeted profitable customer growth while also maintaining regulatory capital requirements; (2) source efficient capital to support customer acquisition costs; and (3) mitigate impact of large losses or tail events. Together these strategies serve to maximize efficient use of capital as we grow.
Reinsurance is a cornerstone of our capital management framework. We utilize a wholly-owned, Cayman Islands-based reinsurer, Root Reinsurance Company, Ltd., or Root Re. We also have multiple strategic business partnerships with leading global reinsurers who offer us reinsurance solutions.
Behavioral Data and Proprietary Telematics Models
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
Our model revolves around using integrated data and technology to create a pricing advantage through segmentation and has allowed us to respond quickly to macroeconomic trends. The data we collect feeds proprietary risk scoring models which assist us in identifying what we believe to be the riskiest drivers on the road, a group we have elected not to quote, thus avoiding a risk segment that is up to two times more likely to get in an accident than our average targeted customer. By removing this high-risk segment, we can price the remaining population more fairly, resulting in a stronger conversion of customers whose behavioral data indicates lower risk than a market-standard demographic rating alone. This data advantage, combined with the machine learning approach to core elements of our technology stack, allows us to quickly identify loss trends and reflect this information faster in our rate filings. The resulting segmentation benefit allows for a better risk profile of our book over time, while delivering consistent value to our customers.
Our Strategy
We are focused on the following strategies to continue penetrating the more than $300 billion U.S. auto insurance market. In the near term, our primary focus is to execute on the auto opportunity at hand. In the longer-term, we plan to continue to develop additional growth opportunities through the expansion of product offerings.
•Execute the Auto Opportunity
◦Better, fairer pricing. We will never stop working to improve our ability to segment risk by increasing the influence of behavioral factors in our underwriting and pricing models. Our primary tool for improvement is to continue applying data science. Over time, we hope that we can replace most correlation-related inputs to our pricing model, such as credit scores, with a fully behavioral pricing model. We would view this as the ultimate achievement in customer transparency and fairness.

◦Enhance marketing efficiency. We will continue to enhance the efficiency of our marketing spend through data science and dynamic bidding and targeting strategies.
◦Expand partnership experience. We plan to continue to leverage our technology to embed with strategic partners. Integrating our auto insurance solutions into partner platforms allows us to engage prospective customers at contextually relevant times. These arrangements involve varying degrees of integration, including our fully integrated embedded product utilized with some partners, such as Carvana. Over time, we expect increased penetration of this channel as we seek to partner across automotive, financial services and additional affinity channels, offering access to additional customer bases.
◦Grow national auto insurance presence. We will continue to focus on domestic growth by diversifying distribution channels, becoming active in more states while improving brand awareness. In instances where a prospective customer solicits a quote in a state where we do not currently underwrite, we retain their contact information, with permission, and re-engage upon state entry.
We may selectively pursue additional investments, acquisitions and partnerships to accelerate any of our growth and profitability objectives or to improve our competitive positioning within existing and new products.
Investments
Our portfolio of investable assets is primarily held in cash, cash equivalents and available-for-sale fixed maturity securities, including U.S. Treasury securities, corporate debt securities, mortgage-backed securities, municipal securities and other debt obligations. We manage the portfolio in accordance with investment policies and guidelines approved by our board of directors. We have designed our investment policy and guidelines to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations. We set guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. For further information, see Note 3, “Investments,” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Competition
The insurance industry in which we operate is highly competitive. Many of our primary competitors have well-established national brands and market similar products. Our competitors include large national insurance companies such as Geico, Progressive and Allstate, as well as up-and-coming companies and new market entrants in the insurtech industry, some of which also utilize telematics and offer forms of usage-based insurance. Several of these established national insurance companies are larger than us and have significant competitive advantages over us, including increased name recognition, higher financial ratings, greater resources, additional access to capital, and more lines of insurance coverage to offer. In particular, many of these competitors offer consumers the ability to purchase multiple other lines of insurance coverage and “bundle” them together into one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products, we could face intense competition from traditional insurance companies that are already established in such markets.
Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, size, and financial strength ratings, among other considerations. We believe that we compete favorably across many of these factors and have developed a platform and business model based on behavioral data collection and machine learning that will be difficult for incumbent insurance providers to emulate.
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
As of December 31, 2023, we had eight issued patents, six non-provisional patent applications and four continuation applications pending examination in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select markets in the United States. We also have registered domain names for websites that we use in our business.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Our Business—Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.”
People Team
As a technology company, we view talent as one of our differentiating factors. We believe our employees’ knowledge, skills, and the way they work provide a distinct competitive advantage allowing us to innovate, move with speed and bring subject matter expertise to the market for our customers and shareholders.
Our mission is to fundamentally reinvent insurance through a commitment to technology and data science. We aim to empower better lives through better insurance. Our team members achieve this mission with a focus on customer value, experimentation and invention, disciplined thinking, and operational excellence. These four principles form the basis of our management approach and performance review model, ensuring clear expectations, meaningful mentorship and powerful growth.
We strive to create an empowering work environment and experience for each of our team members. We understand that a team with diverse backgrounds and perspectives delivers better insights and outcomes, enables innovation, and fosters a greater understanding of our customers. Our efforts to create a diverse and inclusive workspace, particularly in the tech sector, are focused on talent acquisition and development, education and training, feedback and collaboration, and strategic planning aimed at consistent growth.
Employees
As of December 31, 2023, we had 680 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. In 2023, we focused on retaining the talent required to execute our plan, improving our operating efficiency and operating costs, prioritizing our resources to further strengthen our pricing and underwriting foundation and continuing development and distribution of our insurance products.
Ethics and Company Values
In addition to applicable laws and regulations, our Code of Conduct, company values and policies provide the grounding for our ethical framework. Employees are encouraged to report any unusual behavior or any non-compliant activities through a variety of vehicles to include our anonymous reporting system. On an annual basis, we provide compliance training to, and require acknowledgement of our Code of Conduct and other key policies by, every employee. We strive to ensure our new employees know how and what to report. We have an open-door policy that allows employees to reach out to leaders, our People team, our Legal team, our Compliance team and/or Internal Audit teams to ensure that their concerns are communicated and addressed.

Hiring and Retaining Talent
We are continually working on building a culture of attraction and retention of key talent. We recruit nationally to attract the best talent to innovate and meet the needs of our customers in a multitude of ways. Our focus on employee engagement continues with employee surveys and feedback opportunities to create action plans to address needs. Our performance development process aims to ensure that employees receive timely and actionable feedback, enables performance improvement where necessary, and providing employees the opportunity to voice their career aspirations.
In addition, we seek to provide competitive pay and benefits through a combination of fixed and variable compensation programs. We have set salary ranges, based on our defined competitive markets, and our annual short-term incentive and discretionary long-term incentive programs are aligned to each of our positions as we believe are appropriate. Our executives and senior leadership roles, along with several identified roles throughout the business participate in a long-term equity-based incentive program. We believe this strongly supports a long-term view and pay for performance that is aligned with our shareholders. Our benefit offering includes medical, dental, vision, prescription drug benefits along with a robust employee assistance program, life insurance, short- and long-term disability, paid time off and paid parental leave.
Insurance Regulation
We are subject to insurance regulation in the jurisdictions in which we transact insurance through our licensed insurance carriers and producer subsidiaries in the United States. Insurance regulatory authorities have broad authority to regulate all aspects of an insurance carrier or producer’s business, including the powers to restrict or revoke licenses to transact business, and to levy fines and monetary penalties against insurers and insurance producers found to be in violation of applicable laws and regulations. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to:
•prior approval of transactions resulting in a change of “control” (as such term is defined under the Insurance Holding Company System Regulatory Act of Ohio, or the Ohio Holding Company Act);
•approval of policy forms and premiums;
•approval of intercompany agreements;
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
The business of insurance is almost entirely regulated at the state level, and the laws and regulations to which we are subject vary depending on the state. Unless the context otherwise requires, references herein to “state” include any of the 50 states, the District of Columbia and certain U.S. territories. These laws and regulations are subject to change as state legislatures and regulatory agencies update their authority to address real and perceived issues and concerns. These laws and regulations are also subject to interpretation by courts. The National Association of Insurance Commissioners, or NAIC, and the National Council of Insurance Legislators, are the principal organizations tasked with establishing standards and best practices across the various states, the District of Columbia and five U.S. territories, and from time to time promulgate model rules and regulations that often are the basis for insurance rules and regulations adopted by such jurisdictions. While we currently operate in 34 states, we would need to obtain regulatory approval, including with respect to the regulations described above, before offering our products in new markets. We cannot predict precisely whether or when regulatory actions may be taken that could adversely affect us, the operations of our regulated insurance subsidiaries, or our ability to expand our operations into new markets. Interpretations by regulators may change and laws, regulations and interpretations may be applied with retroactive effect, particularly in areas such as accounting or reserve requirements.
Required Licensing
We have two wholly-owned regulated U.S. insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, or Root Property & Casualty. Root Insurance Company, an Ohio-domiciled insurer, is admitted in the state of Ohio to transact certain lines of property and casualty insurance, maintains licenses to transact insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia. Root Property & Casualty is also domiciled in Ohio and licensed in all 50 states and the District of Columbia to transact certain lines of property and casualty insurance. Ohio is our primary state insurance regulator.
We also have a reinsurance captive subsidiary, Root Re, domiciled in the Cayman Islands.
Our licensed insurance producer subsidiaries, Root Insurance Agency, LLC, Root Lone Star Insurance Agency, LLC, and Root Scout, LLC, must maintain an insurance producer license in every state in which they sell, solicit or negotiate insurance. Root Insurance Agency, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in the District of Columbia and 45 states, which does not include California, Florida, Massachusetts and New York. Root Lone Star Insurance Agency, LLC currently holds a resident managing general agency license in Texas. Root Scout, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in the District of Columbia, and the remaining 49 states.
Insurance regulators have broad authority to restrict or revoke licenses of insurance carriers and producers who are found to be in violation of any applicable laws and regulations. In addition, we must obtain additional regulatory approvals before offering our products in markets where we do not currently operate.

Licensing of Our Employees
Any of our employees who sell, solicit or negotiate insurance must be licensed and appointed insurance producers and must fulfill annual continuing education requirements. In certain states in which we operate, insurance claims adjusters are also required to be licensed and fulfill annual continuing education requirements.
Insurance Holding Company Regulation
As the ultimate controlling person in the “insurance holding company system” under the Ohio Holding Company Act, we are required to file annual enterprise risk reports, corporate governance disclosures and own risk solvency assessments with our domiciliary regulators. Moreover, in Ohio for example, any person divesting control of an insurer must provide 30 days’ notice to the regulator and the insurer.
Under the Ohio Holding Company Act, all inter-affiliate transactions within a holding company system must meet the following conditions: (i) the terms must be fair and reasonable; (ii) charges or fees for services performed must be fair and reasonable; and (iii) expenses incurred and payments received must be allocated to the insurer in conformity with customary insurance accounting practices consistently applied. We generally must disclose any transaction between our regulated insurance subsidiaries and our other affiliates to the supervisory Department of Insurance, or DOI, and obtain prior approval from such DOI before entering into certain material inter-affiliate transactions, including, but not limited to, management agreements, tax allocation agreements, service contracts, cost-sharing arrangements, extraordinary dividends, certain reinsurance transactions and certain loan agreements.
Change of Control
Pursuant to the Ohio Holding Company Act, a person must seek regulatory approval from the superintendent of the supervisory DOI prior to acquiring direct or indirect “control” of a domestic insurer by filing a Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer. As part of this Form A application, the entity acquiring control (as well as any controlling shareholders of such entity) will need to submit, along with other documents and disclosures, its financial statements, organizational charts and biographical affidavits for any officers, directors and controlling shareholders of each applicable entity. The superintendent of the DOI will grant approval of an application to acquire control of a domestic insurer unless, after a public hearing, the superintendent finds that any of the following apply: (i) after the change of control, the domestic insurer would not be able to satisfy the requirements for the issuance of a license to write the line or lines of insurance for which it is presently licensed; (ii) the effect of the merger or other acquisition of control would be substantially to lessen competition in insurance in the applicable state or tend to create a monopoly; (iii) the financial condition of any acquiring party is such as might jeopardize the financial stability of the domestic insurer, or prejudice the interests of its policyholders; (iv) the plans or proposals that the acquiring party has to liquidate the domestic insurer, sell its assets, or consolidate or merge it with any person, or to make any other material change in its business or corporate structure or management, are unfair and unreasonable to policyholders of the domestic insurer and not in the public interest; (v) the competence, experience and integrity of the persons that would control the operation of the domestic insurer are such that it would not be in the interest of policyholders of the domestic insurer and of the public to permit the merger or other acquisition of control; or (vi) the acquisition is likely to be hazardous or prejudicial to the insurance-buying public.
The Ohio Holding Company Act provides that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. A person may rebut this statutory presumption of control by submitting a disclaimer of affiliation with the supervisory DOI, disclosing all material relationships and bases for affiliation between the person and the insurer as well as the basis for disclaiming such affiliation. The state regulators, however, may also find that “control” exists in circumstances in which a person owns or controls less than ten percent of the voting securities of the domestic insurer.
These change of control regulations may dissuade investors from acquiring a controlling stake in our company, including through transactions that some or all of our stockholders might consider to be desirable. Such regulations may also inhibit our ability to acquire an insurance company should we wish to do so in the future. See the section titled “Risk Factors—Risks Related to Ownership of Our Class A Common Stock—Applicable insurance laws may make it difficult to effect a change of control.”
ORSA
Pursuant to the Own Risk and Solvency Assessment, or ORSA, an insurance company with gross written and unaffiliated assumed premium of more than $500 million or that is part of an insurance group with gross written and unaffiliated assumed premium of more than $1 billion must maintain a risk management framework to assist the insurer with identifying, assessing, monitoring, managing, and reporting on its material and relevant risks. In addition, the insurer must regularly conduct an own risk and solvency assessment in accordance with NAIC’s ORSA Guidance Manual. Upon the request of the superintendent of the Ohio DOI, and not more than once a year, an insurer must submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. Root Insurance Company became subject to ORSA in 2020 since it had gross written and unaffiliated assumed premium in excess of $500 million for that year and its first assessment was due prior to the end of fiscal year 2021. Root, Inc. filed its first ORSA summary report with the Ohio DOI on December 30, 2021, and has filed annually thereafter.
Restrictions on Paying Dividends
We are a holding company that transacts a majority of its business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations depends on the results of operations of our operating subsidiaries and on the ability of such subsidiaries to provide us with cash, whether in the form of dividends, distributions, loans or otherwise. The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory DOI. “Extraordinary dividend” is defined under the Code as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten percent of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the twelve-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2023, neither Root Insurance Company nor Root Property & Casualty were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.”
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

Ohio has adopted the model legislation promulgated by the NAIC pertaining to risk-based capital and requires annual reporting by insurers to confirm that the insurers are meeting their risk-based capital requirements. Insurers falling below a risk-based capital threshold may be subject to varying degrees of regulatory action. An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the Company intends to take that are reasonably expected to result in the elimination of the Company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100% and 70% of its authorized control level risk-based capital. When total adjusted capital falls below 70%, a mandatory control event is triggered which results in the supervisory DOI placing the insurance company in receivership and assuming control of the operations of the insurer. Root, Inc. entered into an agreement with the Superintendent of Insurance, State of Ohio, or the Superintendent, guaranteeing that Root Insurance Company will maintain certain capital and surplus requirements or risk-based capital levels, whichever is greater, and such additional surplus as the Superintendent requires. The guarantee remains in effect until such time as the Superintendent may release Root, Inc. in writing. As of December 31, 2023, both Root Insurance Company and Root Property & Casualty’s risk-based capital levels are above any of these regulatory action level thresholds and our guaranteed threshold.
In addition, the NAIC has developed a group capital calculation covering all entities in our insurance company group for us in solvency monitoring activities. The group capital calculation provides regulators with an additional analytical tool for conducting supervisory activities. As of December 31, 2023, Ohio adopted the model legislation, which will become effective June 1, 2025 for those insurance holding company systems that do not write business outside the United States, like us.
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
Periodic Examinations
Our insurance subsidiaries are subject to on-site visits and financial and/or market conduct examinations by state insurance regulatory authorities. We are subject to financial condition examinations in any state in which one of our insurance company subsidiaries is domiciled. Root Insurance Company and Root Property & Casualty are domiciled in Ohio and subject to a financial condition examination by the Ohio DOI at least every three to five years, during which the Ohio DOI reviews the Company’s financials, governance, and operations, including its relationships and transactions with affiliates. Root Insurance Company’s first financial condition examination by the Ohio DOI covered the period of January 1, 2015 through December 31, 2019 and was completed on July 8, 2021. Root Property & Casualty, which was redomiciled to Ohio in 2023, was initially a Delaware-domiciled insurer, and was subject to a similar financial condition examination by the Delaware DOI, which covered the period of January

1, 2016 through December 31, 2020 and was completed on February 2, 2022. The Ohio DOI and Delaware DOI examination reports are available to the public and contain no formal findings. Additionally, no financial statement adjustments were required as a result of the Ohio DOI and the Delaware DOI examinations. Currently, Root Insurance Company and Root Property & Casualty are undergoing a financial condition examination led by the Ohio DOI.
We are also subject to market conduct examinations in any state in which one of our insurance subsidiaries issues policies. Market conduct examinations examine an insurer’s conduct toward policyholders, including complaint handling, marketing, claims, policyholder notice, rate and form filing, and customer service. These examinations can result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. As of December 31, 2023, Root Insurance Company is undergoing market conduct examinations conducted by the Maryland Insurance Administration and the Colorado Division of Insurance, with a market conduct examination conducted by the California Department of Insurance having recently begun in 2024 and a market conduct examination conducted by the Pennsylvania Insurance Department tentatively scheduled to begin in early 2024. The Virginia Bureau of Insurance examination of Root concluded in 2023, and in addition to requiring the company to undertake remedial action, the Bureau fined the company for various market conduct violations for an immaterial amount. In addition, Root Re, our Cayman Islands subsidiary, is subject to inspections by the Cayman Islands Monetary Authority, or CIMA, on an ad-hoc basis and typically every three to five years. To date no inspection has occurred.
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
Investment Regulation
Root Insurance Company and Root Property & Casualty are subject to Ohio’s rules and regulations governing the investment of its assets. These laws generally require that an insurance company invest in a diverse portfolio and limit their investments in certain asset categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of those investments.
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
Data Privacy and Cybersecurity
The use of non-public personal information in the insurance industry is subject to regulation under the privacy provisions of the Gramm-Leach Bliley Act and the NAIC Insurance Information and Privacy Act, as adopted and implemented by the various state legislatures and insurance regulators, including through the California Financial Information Privacy Act. Pursuant to these laws and regulations, among other things, an insurance carrier or producer must disclose its privacy policies to all of its applicants and policyholders and must also provide either an opt-in or opt-out, depending on the state, to the sharing of non-public personal information with unaffiliated third parties. Under these rules and regulations, insurance companies and producers must also establish a program of administrative, technical, and physical safeguards designed to address the security and confidentiality of customer information, protect against anticipated threats or hazards to the security or integrity of customer information, and protect against unauthorized access to or use of customer information that could result in substantial harm or inconvenience to the customers.
Certain collection and processing of personal information makes us subject to the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and the California Privacy Rights Act, or CPRA, which took effect on January 1, 2023. The CCPA and CPRA give California residents the right to access and require deletion of certain of their personal information, opt out of certain personal information sharing, and receive detailed disclosures about how their personal information is used and shared. The CCPA and CPRA exempt certain information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, the Gramm-Leach-Bliley Act or the federal Driver’s Privacy Protection Act, which also apply to us. However, the definition of “personal information” in the CCPA is broad and encompasses other information that we process beyond the scope of this exemption.
In addition, we are subject to multiple state requirements pertaining to how insurers handle their customers’ non-public personal information. For example, similar to California, Virginia provides that their residents have, with respect to certain of their personal data, the right to access their personal data, request corrections or deletions, or make amendments. Virginia law further requires us to notify their residents, which we do through our privacy policy, that personal information may be obtained from persons other than the individual customer, and that this information, as well as other personal information, may be disclosed to third parties without their consent. Moreover, we must notify these individuals that their financial information may be disclosed to affiliates and non-affiliates as permitted by law. We also, in a similar manner, provide residents of Montana notice that their state allows its residents to request a record of any disclosures of their medical information during the preceding three years and notice of information collected by our websites, including social media pages we control and through applications and software applications Root makes available for customers’ use. In addition to these states, Nevada provides its residents with the right to request a website operator not to sell their information.

Further, in response to the growing threat of cyber-attacks in the insurance industry, several jurisdictions have adopted, or have begun to consider adopting, cybersecurity regulations that establish requirements and standards for safeguarding non-public personal information, including the New York Department of Financial Services. In 2017, the NAIC adopted the Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. A number of states have adopted versions of the Insurance Data Security Model Law, each with a different effective date. Additional state laws impose notification requirements in the event of cybersecurity breaches affecting their residents. Root takes steps to comply with applicable cybersecurity regulations, but the patchwork nature of the laws in this area currently can make it more costly and difficult to ensure compliance.
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
We have incurred net losses on an annual basis since our incorporation in 2015, and we may incur significant net losses in the future. We incurred net losses of $147.4 million, $297.7 million and $521.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. We had an accumulated loss of $1,715.2 million and $1,567.8 million as of December 31, 2023 and December 31, 2022, respectively.
The principal driver of our losses to date is our loss ratios associated with accidents by our customers. As a newer and historically high growth-focused full-stack insurance company, we have a higher proportion of new customers and/or customers who are inclined to more regularly shop for insurance relative to longer-tenured insurance companies. This higher proportion of new and shopper customers typically generates proportionately greater losses, thus impacting our loss ratio. Like with other more-tenured insurance companies, over time we expect a greater proportion of all customers will be renewal customers. Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustment expenses, or LAE, and other costs. When we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which adversely affects our results of operations and our profitability.
We expect accumulated net loss to continue to increase as we continue to make investments in the development and expansion of our business. Expenses in the areas of building embedded products, telematics, digital marketing, brand advertising, consumer-facing technologies, core insurance operations services and lines of insurance not presently offered by Root contribute to net losses. We have in the past encountered, and may continue to encounter, unforeseen or unpredictable factors, including elevated operating expenses, complications or delays, or other losses (for example, litigation losses), which have and may in the future result in increased costs, contributing to our net losses and impacting our ability to grow. It is difficult to predict the size and growth rate of our market, demand for our services and success of current or potential future competitors and our investments to grow our business may not result in increased or sufficient revenue or growth for several years or at all. Additionally, we will continue to incur significant expenses in connection with the repayment of the outstanding principal and accrued interest on our term loan, and we will also incur significant legal, accounting and other expenses as a public company.
Our limited operating history makes it difficult to evaluate our current business and our future prospects. While our revenue has grown in some recent periods and contracted in others, our historic growth rate may not be sustainable. With changes to our focus areas of growth, our historic growth rates should not be considered indicative of future performance, and we may not realize sufficient revenue to achieve or maintain profitability. Revenue growth rates may slow in future periods due to a number of reasons. We may choose to preserve capital, change our focus areas of growth, or encounter unforeseen or unpredictable factors, which may result in increased operating expenses, other losses, complications or delays slowing demand for our service, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be seriously harmed and we may not achieve or maintain profitability in future periods.
We may lose existing customers or fail to acquire new customers, including through our partnership channel, and our future growth and profitability depend in part on our ability to successfully operate in an insurance industry that is highly competitive. If we are unable to maintain the levels of customer service or continue technological innovation and improvements, our prospects for future growth may be materially adversely affected.
If we lose customers, our value will diminish. In addition, we may fail to accurately predict risk segmentation of new customers or potential customers, which could also reduce our profitability. While our loss performance has generally improved over time, loss performance is influenced by a number of factors, including inflation, and as more customers renew their policies and remain policyholders for longer, a future loss of customers could lead to higher loss ratios or loss ratios that cease to decline, which would adversely impact our profitability. Further, our ability to attract and retain customers depends, in part, on our ability to successfully expand geographically, grow our business in the markets we currently serve, expand into new lines of business and offer additional products beyond automobile, renters and homeowners insurance. Expanding into new geographic markets takes time, places us in unfamiliar competitive environments, requires us to navigate and comply with extensive regulations and may occur more slowly than we expect or than it has occurred in the past.
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
We have invested in growth strategies by utilizing unique customer value propositions, differentiated product offerings and distinctive advertising campaigns. In addition, we have invested in and are actively attempting to expand our partnership channel, including our embedded insurance offering. If we are unsuccessful through these strategies in generating new business, retaining a sufficient number of customers or retaining or acquiring key relationships, our ability to maintain or increase premiums written or the ability to sell our products could be adversely impacted. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively within our industry, or that competitive pressures will not have a material effect on our business, results of operations or financial condition. If we fail to remain competitive on customer experience, pricing, and insurance coverage options, our ability to grow our business may also be adversely affected.

There are many other factors that could negatively affect our ability to maintain or grow our customer base, including if:
•we fail to offer new and competitive products, or fail to maintain or obtain regulatory approvals necessary for expansion into new markets or in relation to our products (such as underwriting and rating requirements);
•we fail to realize profits, retain customers, contract with additional partners to utilize products, or achieve other benefits related to our partnerships, including our embedded insurance offering;
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
•customers are unable or unwilling to adopt or embrace new technology or the perception emerges that purchasing insurance products online is not as effective as purchasing those products through traditional offline methods; or
•we experience cybersecurity events or are unable to address customer concerns regarding the content, privacy, and security of our digital platform.
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
Further, we are restricted by covenants in our Term Loan (as defined herein). These covenants restrict, among other things, our ability to incur additional debt without lender consent or grant liens over our assets, which may limit our ability to obtain additional funds.
We rely on telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes. To the extent regulators prohibit or restrict our collection or use of this data, our business could be harmed.
We use telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. Our business model is dependent on our ability to collect or use driving behavior data and utilize telematics. If legislation were to restrict our ability to collect driving behavior data, it could impair our capacity to underwrite insurance cost effectively, negatively impacting our revenue and earnings. In addition, if federal, state or international regulators were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against a protected class of people, regulators could move to prohibit or restrict our collection or use of this data.
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
Additionally, existing laws, future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity and quality of our pricing and underwriting processes.
We may fail to maintain an effective partnership channel offering, including our embedded insurance product and/or fail to perform under the associated commercial arrangements.
We entered into a commercial agreement with Carvana on October 1, 2021, in which the parties agreed to develop an integrated automobile insurance solution for Carvana’s online car buying platform, and we pay commissions to Carvana for insurance policies purchased by Carvana customers. The commercial agreement includes exclusivity rights to offer automobile insurance on Carvana’s platform, and we will partner exclusively with Carvana for an enterprise total loss replacement vehicle solution. In addition, we are a party to and are pursuing commercial arrangements with other potential partners with varying levels of integration, including utilization of an embedded insurance offering. If we or our commercial counterparties, including Carvana, are unable to satisfy obligations under commercial arrangements, if we are unable to maintain effective partnership arrangements, including an embedded insurance product, if we are unable to contract with additional partners to utilize these products, or if our partners experience difficulty with their businesses or if they or we are unable to attract insurance customers, that could have a material and adverse effect on our business, financial condition and results of operations.
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
From time to time (including in 2023), competition for limited and/or high-value advertising space from our competitors or other companies can result in increases in the costs we incur in our marketing efforts. These increases to our customer acquisition costs depend on a number of factors outside of our control and can negatively affect our business and operating results.
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
Limitations or blockages on our ability to collect, use or share data derived from use of our mobile app may also restrict our ability to analyze such data to facilitate our product improvement, research and development and advertising activities. For example, in 2021, Apple implemented a requirement for applications using its mobile operating systems to obtain an end-user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes. These and other restrictions that have been or could be implemented in the future could adversely affect our business.
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
Our future success depends on our ability to continue to develop and implement our telematics-based pricing model, and to maintain the confidentiality of our proprietary technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our proprietary technology to our competitors, which could negatively impact our competitive position and result in a material adverse effect on our business, results of operations, and financial condition. For example, California voters recently approved the California Privacy Rights and Enforcement Act, or the CPRA, which became effective January 1, 2023, and which affords California residents significantly more control over their personal information, which could require disclosure of certain business sensitive or confidential information depending on how the CPRA is interpreted and applied by the regulators. The CPRA and associated regulations could require disclosure of our proprietary technology, limit the effectiveness of our products and reduce demand for them through the broadly written, and anticipated broad interpretation, of the CPRA requirements and implementing regulations.
We are subject to full scope financial examinations by state insurance regulatory authorities in Ohio, where each of our domestic insurance company subsidiaries is domiciled, which could result in adverse examination findings and necessitate remedial actions.
State insurance regulators perform examinations of insurance companies under their jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities at least every three to five years. Root Insurance Company is Ohio-domiciled and has completed its first financial examination with the Ohio DOI, which includes a review of the Company’s financials, governance, and operations, including its relationships and transactions with affiliates, and a specific examination of our pricing and underwriting methodologies and our regulatory capital, and is currently undergoing its second review. Similarly, Root Property & Casualty is an Ohio-domiciled insurer and completed a similar financial examination by the Delaware DOI prior to its redomestication as an Ohio-domiciled insurer. It is also currently undergoing a financial examination with the Ohio DOI. If, as a result of ongoing or future examinations, our regulators determine that our financial condition, capital resources or other aspects of any of our operations are not satisfactory, or that we have violated applicable laws or regulations, such regulator may subject us to fines or other penalties and/or require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as pursuant to an enforcement action or, in the case of regulatory capital, require us to maintain additional capital. The results of the examinations are a matter of public record, and our reputation may also be harmed by such penalties. For more information regarding our financial condition examinations, see the section titled “Periodic Examinations” in the “Insurance Regulation” section of Item 1. Business.
We are subject to market conduct examinations by state insurance regulatory authorities in any state in which our domestic insurance subsidiaries issue insurance policies, which could result in adverse examination findings and necessitate remedial actions.
Our domestic insurance subsidiaries are also subject to other investigations or inquiries, including market conduct examinations, in any state in which they issue policies. These examinations can result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. For example, Root Insurance Company was subject to a market conduct examination by the Virginia State Corporation

Commission’s Bureau of Insurance, and in addition to requiring the company to undertake remedial action, the Bureau fined the company for various market conduct violations. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from an examination could have a material adverse effect on our business, reputation, financial condition or results of operations. For more information regarding our previous and ongoing market conduct examinations, see the section titled “Periodic Examinations” in the “Insurance Regulation” section of Item 1 Business.
Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Colorado.
Approximately 36.0% of our gross premiums written for the year ended December 31, 2023 originated from customers in Texas, Georgia and Colorado. As a result of this concentration, if a significant catastrophic event or series of catastrophic events occur, and cause material losses in Texas, Georgia or Colorado, our business, financial condition and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory environment affecting property and casualty insurance in Texas, Georgia or Colorado may expose us to more significant risks.
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
Privacy and data security regulation in the United States is rapidly evolving. For example, existing laws, such as the CCPA, which became effective January 1, 2020, future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. The CCPA gives California residents expanded rights to access and require deletion of certain of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act or the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain.
The requirements of the CCPA expanded substantially in January 2023 as a result of California voters approving the CPRA in November 2020. The CPRA, effective January 1, 2023, gives California residents the ability to: limit use of precise geolocation information and other categories of information classified as “sensitive”; add e-mail addresses and passwords to the list of personal information that, if lost or breached, would entitle affected individuals to bring private lawsuits; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, the CPRA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.

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
Additionally, in response to the growing threat of cyberattacks in the insurance industry, certain jurisdictions have begun to impose new cybersecurity laws and regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. At least 22 states have adopted the same or substantially similar versions of the Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the Insurance Data Security Model Law in the future. Also in 2017, the New York State Department of Financial Services adopted regulations providing minimum standards for insurance companies’ cybersecurity programs, requiring an annual certification confirming compliance. In May 2018, South Carolina passed a cybersecurity bill requiring, among other things, any insurance entity operating in the state to establish and implement a cybersecurity program protecting their business and their customers from a data breach, to investigate data breaches and to notify regulators of a cybersecurity event. Some jurisdictions, such as Connecticut, Massachusetts, Nevada and California have enacted more generalized data security laws that apply to certain data that we process. Additionally, some of the enacted regulations have since been amended to expand and strengthen the established cybersecurity requirements in response to the evolving cybersecurity landscape. Although we take steps to comply with applicable cybersecurity regulations and data security laws, our failure to comply with new or existing cybersecurity regulations could result in material regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.
Additionally, we are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. We have experienced cybersecurity attacks that have resulted in threat actors obtaining customer personal information and some of these events have caused us to incur losses, including regulatory penalties, and expend resources to modify our systems. Any failure or perceived failure by us or third parties we work with to comply with privacy policies, disclosures, and obligations to customers or other third parties, or privacy or data security laws may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business.
Data security breaches, or real or perceived errors, failures or bugs in our or our vendors’ systems or our website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business and operating results.
Our continued success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website and mobile app may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and are subject to fraud, computer viruses or malicious code, phishing attacks, system intrusion, web application attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or mobile app shutdowns.
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
Many of our services are provided through the Internet which increases our exposure to potential cybersecurity attacks. In addition, we utilize a workforce that is largely remote and may exacerbate exposure to cyber events. We have experienced cybersecurity threats to our information technology infrastructure and we have experienced cybersecurity attacks that have resulted in threat actors obtaining customer personal information, attempts to breach our systems, fraudulent activity and other similar incidents, and some of these events have caused us to incur losses, including regulatory penalties, and expend resources to modify our systems. We expect to continue to expend resources to address past incidents and future incidents if they occur. In addition, we utilize vendors (and our vendors utilize vendors), some of which have also experienced cybersecurity breaches.
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
We rely on third parties to provide critical services that help us deliver our solutions and operate our business. These third parties may support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. They may not have adequate security measures and could experience a cybersecurity incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Some of our vendors have experienced cybersecurity breaches. Such past or future occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third parties for any resulting liability that we incur.
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
Many of our competitors have brands that are well-recognized. As a newer entrant into the insurance market, we have spent, and expect that we will for the foreseeable future continue to spend, considerable amounts of money and other resources on creating brand awareness and building our reputation. We may not be able to build brand awareness to levels matching our competitors, and our efforts at building, maintaining and enhancing our reputation could fail and/or may not be cost-effective. Complaints or negative publicity about our business practices, our marketing and advertising campaigns (including marketing affiliations or partnerships), our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether real or perceived, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we will need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. If we are unable to maintain or enhance our reputation or enhance consumer awareness of our brand in a cost-effective manner, our business, results of operations and financial condition could be materially adversely affected.
We rely on highly skilled and experienced personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business and future prospects.
Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives, or our business may contract and we may lose market share. We have implemented involuntary workforce reductions in the past, which may have harmed our reputation and relationship with our employees and may make it more difficult for us to recruit top talent, and we may implement workforce reductions in the future to support other business objectives. We have experienced the effects of the current competitive labor market and our workforce reductions and have responded by increasing wages and/or benefits in certain circumstances and provided cash and equity to certain employees in order to attract and retain them, all of which may continue to negatively impact our results of operations. Moreover, certain of our competitors or other insurance or technology businesses may seek to hire our employees. We cannot assure you that our cash and equity incentives and other compensation and benefits will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our Class A common stock does not increase or declines further. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.
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
State and federal lawmakers and insurance regulators are focusing on the use of artificial intelligence broadly, including, in particular, concerns about transparency, deception, and fairness. For instance, on August 24, 2020, the NAIC adopted guiding principles on artificial intelligence developed by the NAIC’s AI Working Group to provide guidance to regulators on the use of artificial intelligence in the insurance industry, and on December 4, 2023, the NAIC issued a model bulletin on artificial intelligence, Use of Artificial Intelligence Systems by Insurers, which is intended to be used by state departments of insurance to set forth regulatory expectations as to how insurers should govern the development, acquisition, and use of artificial intelligence.
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
Unexpected increases in the frequency or severity of claims, as well as increasing costs of social inflation, may adversely affect our results of operations and financial condition.
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
In addition, social inflation may materially and adversely affect our financial condition. Social inflation is a term used to describe how insurers’ costs may be increasing at a rate higher than other economic inflation, generally due to trends in increasing litigation costs brought by insureds and claimants seeking larger settlement amounts, as well as the proliferation of litigation-financing firms, the hiring of testifying expert witnesses, and the use of costly, sophisticated technology to aid trial presentations. Considered part of social inflation are nuclear verdicts, which are generally considered to be jury verdicts exceeding $10 million in punitive and compensatory awards and have recently become more common.
While actuarial models for pricing and reserving typically include an expected level of inflation (including social inflation), unanticipated increases in claim severity can arise from events that are inherently difficult to predict such as inflationary shocks or surges in health care costs. Although we pursue various loss management initiatives to mitigate future increases in claim severity, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity.
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
As a newer entrant to the insurance industry, we may face additional capital and surplus requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the required levels could result in increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business.
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
We rely on our mobile app to execute our business strategy. Government regulation of the internet and the use of mobile apps in particular is evolving, and unfavorable changes could seriously harm our business.
We rely on our mobile app to execute our business strategy. We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the internet and the use of mobile apps in particular. Existing and future laws and regulations may impede the growth of the internet or other online services and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet and the use of mobile apps in particular, as the vast majority of these laws were adopted prior to the advent of the internet and the use of mobile apps and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet and the use of mobile apps in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, currently comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our mobile app or website by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
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
We currently hold various domain names relating to our brand, including root.com, joinroot.com, rootinsurance.com and root-enterprise.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our mobile app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
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
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased, or have otherwise obtained. As we gain an increasingly high public profile, intellectual property rights claims against us may become more frequent. From time to time, third parties have, and may in the future, assert claims of infringement of intellectual property rights against us. Although we believe that we have, and will likely in the future have, meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.

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
Although we aim to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we or our appointed insurance producers failed in their responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations and financial condition. While we maintain agents’ errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.
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
We are subject to statutory property and casualty guaranty fund assessments in many states in which we do business. The purpose of a guaranty fund is to protect customers in a particular state by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers in such state. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer's share of voluntary premiums written in the state. During the year ended December 31, 2023, the amounts we contributed to such funds were immaterial; however, as we enter new states the amount we are required to contribute may increase materially.
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
From time to time, we are subject to allegations, and are party to litigation and legal proceedings relating to our business operations. Litigation and other proceedings include complaints from or litigation by customers or reinsurers, related to alleged breaches of contract or otherwise. We expect that as our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively.
As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Members of the insurance industry are periodically the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. We are currently defending a putative class action filed in Texas. Claims against insurers could be based on a variety of issues, including sale of insurance and claim settlement practices. In addition, because we employ a technology platform to collect customer data, it is possible that customers or consumer groups could bring individual or class action claims alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business and financial condition.
Additionally, on May 19, 2021, a purported class action complaint was filed against the Company and certain of its current officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders alleging that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act of 1933, or the Securities Act, in connection with and following the Company’s initial public offering. While this action was dismissed by the District Court, such dismissal has been appealed. On June 27, 2022, a verified shareholder derivative complaint was filed against certain of the Company’s current and former officers and directors in the U.S District Court for the District of Delaware (Case No. 1:22-cv-00865). The Company was named as a nominal defendant. The complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties, were unjustly enriched, wasted corporate assets, and are liable under Section 11(f) of the Securities Act, in connection with and following the Company’s initial public offering. This litigation can subject us to substantial costs and divert resources and the attention of management from our business. If these claims are successful, our business could be seriously harmed. Even if the claims do not result in protracted litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2023, we had federal income tax net operating losses, or NOLs, of approximately $1,336.2 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code, or the Code, or otherwise. Of our federal NOLs, $662.4 million of losses will begin to expire in tax years 2035 through 2043 and $673.8 million of losses can be carried forward indefinitely.
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
The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize non-P&C NOL carryforwards in taxable years beginning after December 31, 2020, to 80% of taxable income. In addition, federal non-P&C NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but carryback of NOLs are generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before January 1, 2021 and after December 31, 2017. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. This limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023.
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
Retention of business written by us or through our Texas county mutual arrangement could expose us to potential losses.
We retain risk for business underwritten by our insurance company subsidiaries, including business assumed through our Texas county mutual arrangement. The determination to retain risk by reducing the amount of external reinsurance, by being unwilling or unable to obtain reinsurance, or by not purchasing reinsurance for a particular risk, customer segment or niche, is based on a complex variety of factors, including market conditions, strategy, pricing, availability of reinsurance, our capital levels, loss experience and tolerance. Historically, we have utilized reinsurance to expand our capacity to write more business than our insurance subsidiaries’ surplus would have otherwise supported. Currently, we are ceding less of our business to external reinsurers than we have done previously. A determination by us to continue to retain greater risk, or the retention of even more business in the future, increases our financial exposure to losses and significant losses could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, their affiliates, or certain regulatory bodies have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Any disruption, volatility and uncertainty in the financial reinsurance markets may decrease our ability to access such markets on favorable terms, or at all. In addition, we are subject to the risk that one or more of our reinsurers will not honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. In addition, any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. Our inability to collect a material recovery from a reinsurer could have a material effect on our results of operations and financial condition.
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
From time to time, political events and pressures affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, as our loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or otherwise delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity.
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
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. As an example, an insurance holding company system’s ultimate controlling person is required to submit annually to its primary state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. As the ultimate controlling person in the insurance holding company system, we are required to file an annual enterprise risk report. On behalf of Root Insurance Company and Root Property & Casualty Insurance Company, Root Inc. submitted its annual enterprise risk report with Ohio on June 1, 2023. Other changes include the requirement that a controlling person submit prior notice to its supervisory insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its supervisory insurance regulator.
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

We rely on technology and intellectual property from third parties to operate our business, including for pricing and underwriting our insurance policies, handling claims and maximizing automation, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business.
Our business is highly dependent upon our ability to perform necessary business functions in an efficient and uninterrupted manner. The shut-down, disruption, degradation or unavailability of one or more of our systems or facilities, or the inability of our employees to communicate in a largely work-from-home environment, for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, many of our critical business systems interface with and depend on third-party systems.
We currently offer our products through our website and mobile app using third-party data centers and providers of cloud infrastructure services. We do not have control over the operations or facilities of these third parties. Such facilities are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, or prevent us from being able to continuously back up and record data. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. If the data centers we utilize or related systems fail to operate properly, or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to customers or damage to our reputation. We may not be able to easily switch our operations to another cloud or data center provider if there are disruptions or interference, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our website and mobile app.
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
Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms or prices. In either case, we would be required either to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. We may not carry sufficient business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products. Any of these results could harm our business, results of operations and financial condition.
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
We provide automobile and renters insurance products primarily through our websites, mobile apps, and partnership channel, including our embedded insurance product, which compete with traditional offline insurance counterparts. We believe that the continued growth and acceptance of online products and services as well as those offered through mobile devices generally will depend, to a large extent, on the continued growth in commercial use of the internet and mobile apps, and the continued migration of traditional offline markets and industries online.
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
Our primary market risk exposures are to changes in interest rates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the maturity of the securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
The inability to access our cash accounts or to convert investments into cash on favorable terms when we desire to do so may materially and adversely affect our business, cash flows and capital position.
We rely on our ability to access our cash accounts at banks and other financial institutions to operate our business. If we are unable to access the cash in those accounts as needed, whether due to our own systems difficulties, an institution-specific issue at the bank or financial institution (such as a bank failure, cybersecurity breach, severe weather or other catastrophe impacting their operations), a broader disruption in banking, financial or wire transfer systems, or otherwise, our ability to pay insurance claims and other financial obligations when due and otherwise operate our business could be materially adversely affected. Likewise, our investment portfolios are subject to risks inherent in the nation’s and world’s capital markets, including the United States continuing to honor its outstanding debt and other obligations. Any disruption in the functioning of those markets or in our ability to liquidate investments or specific categories of investments on favorable terms when desired, or a default by the United States in its obligations, could impair our ability to pay claims or other financial obligations when due and could result in a significant decline in the value of our investment portfolio and have a material adverse impact on our cash flows and capital position. Any such event or series of such events could also result in significant operational difficulties, reputational harm and adverse actions by regulators and have a material adverse effect on our financial condition, cash flows, and results of operations.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of February 15, 2024, holders of our Class B common stock collectively beneficially own shares representing approximately 82.9% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 18.2% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations have and may continue to increase our legal, accounting, investor relations, financial and other costs and expenses, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of U.S. government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Being a public company and the associated rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit, Risk and Finance Committee and Compensation Committee, and qualified executive officers.
Increasing scrutiny, actions and changing expectations from investors, clients, regulators and our employees with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
Increased focus, including from governmental organizations, investors, employees and clients, on ESG matters such as environmental stewardship, climate change, diversity, equity and inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy, may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future ESG goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us.
ESG matters have been the subject of increased focus by certain regulators. Conflicting ESG policies within jurisdictions, such as between federal and some state policies in the U.S., is leading to a complex and fragmented regulatory environment, which may be difficult to navigate.
It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. At the same time, certain stakeholders might not be satisfied that we have adopted ESG practices at all. Actual or perceived shortcomings with respect to our ESG practices and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices.
In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of some of these assessments are widely publicized. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings of the Company or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.
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
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company will have been detected.
We identified and disclosed control deficiencies as of December 31, 2022 that constituted a material weakness. We determined that there were control deficiencies within monitoring controls and the control environment, including the circumvention of control activities that aggregated to a material weakness. We have taken action to remediate the material weakness and management has concluded that the material weakness was remediated as of December 31, 2023. For more information regarding the material weakness, refer to Part II Item 9A, “Controls and Procedures.”
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
To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our Class A common stock may decline.
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
Risks Related to Our Indebtedness
Our Term Loan includes a floating interest rate that exposes us to interest rate risk, and the terms of our Term Loan place restrictions on our operating and financial flexibility. Our failure to comply with covenants contained in the Term Loan may result in acceleration of our repayment obligations, which could harm our liquidity, financial condition, operating results, business and prospects and cause the price of our Class A common stock to decline.
Root is a party to a five-year term loan agreement by and among Root, Caret Holdings, Inc., or Caret, as borrower, and other subsidiary loan parties, the lenders party thereto, or the Lenders, and Acquiom Agency Services LLC, as the administrative agent for the Lenders, or the Term Loan, pursuant to which, Caret has borrowed a principal amount of $300 million, all of which is currently outstanding. Interest is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9%. Rising interest rates have an adverse impact on the cost of debt and results in less cash available to utilize in our operations, and could have a material adverse effect on our business and financial condition.
The Term Loan includes limitations that restrict and limit, among other things, our ability to incur other indebtedness and liens, make restricted payments and investments, transfer or sell certain assets, engage in transactions with affiliates, and includes covenants requiring our cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200 million at all times. This threshold may be reduced to $150 million under two sets of circumstances: issuing 62,500 insurance policies through our Carvana embedded product and achieving a ratio of direct contribution to gross premiums earned of 12%; or ceasing any customer acquisition spend outside of the Carvana agreement and reducing our monthly cash burn to no greater than $12 million.

The Term Loan also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control and judgment defaults. A breach of any of these covenants could result in default under our Term Loan, which could prompt lenders to declare all amounts outstanding under the Term Loan to be immediately due and payable. A repayment of our debt would materially reduce our cash position and may cause insurance regulators to review our financial condition and require us to take actions to raise additional funds via equity or debt, which may be at less favorable terms than under the Term Loan. If we do not have sufficient cash or reserves, insurance regulators could take regulatory action. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. An acceleration of our outstanding indebtedness could have serious consequences to our financial condition, operating results, and business.
General Risk Factors
Significant stockholders may attempt to effect changes at our company or acquire control over our company, which could impact the pursuit of business strategies and adversely affect our results of operations and financial condition.
Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over our company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could divert the attention of our board of directors and senior management from the management of our operations and the pursuit of our business strategies. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.
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
•the success of our partnership channel, including our embedded insurance platform;
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
The COVID-19 pandemic caused disruption to our operations and future pandemics may negatively impact our business, key metrics, and results of operations in numerous ways that are unpredictable.
Our business was impacted by the effects of the outbreak of the novel strain of coronavirus, or COVID-19, which was declared a global pandemic in March 2020. Pandemics and governmental responses thereto could impact the economies of affected countries, including creating or exacerbating supply chain disruptions and inflation and negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. It is possible that a pandemic and governmental responses thereto will cause increased inflation, an economic slowdown of potentially extended duration, as well as a global recession. The impact of the pandemic may also exacerbate the other risks described in these Risk Factors, and additional impacts may arise that we are not currently aware of, any of which could have a material effect on us. Pandemics and governmental responses thereto have resulted, and could further result in, an increase in costs associated with claims under our policies, including the cost to repair or replace vehicles, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations.
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

Item 1B.  Unresolved Staff Comments
None.

Item 1C.  Cybersecurity
The Company has processes in place designed to protect its information systems and to assess, identify and manage material risks from cybersecurity threats. Accordingly, the Company has designed and implemented an Information Security Program, designed to protect the confidentiality, integrity, and availability of its information systems and data (including nonpublic information in its possession, custody, or control), as well as to comply with privacy and Information Security Program requirements for insurers as set forth in applicable state laws and regulations. As part of the Information Security Program, the Company has implemented an information security and privacy training and awareness program for Root employees, which includes new-hire training, ongoing monthly training and regular phishing simulation and exercises. In addition, the Company has engaged third parties in connection with these processes.
The Company has engaged third parties to perform information security risk assessments and testing on a periodic basis. It also has engaged third parties to provide a variety of services, including providing hosted security products as well as services to support security incident detection and response activities. In order to identify and manage risk from third parties, the Company has implemented a third-party cybersecurity risk management program involving the assessment of information security risk related to the third-party, with consideration given to the inherent risk level, the adequacy of the third-party’s control environment to mitigate those risks, and areas of residual risk. The breadth and depth of the assessment activities are designed to be commensurate with the nature and scope of the services provided by the third party.
The oversight of the Company’s cybersecurity risk management processes are integrated into the Company’s enterprise risk management process. Our board of directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, to improve long-term organizational performance and to enhance stockholder value. A fundamental part of risk management is not only understanding the most significant risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for a given company. The involvement of our full board of directors in reviewing our business is an integral aspect of its assessment of management’s tolerance for risk and also its determination of what constitutes an appropriate level of risk. In connection with its reviews of the operations of our business, the board of directors addresses the primary risks associated with our business including cybersecurity. In particular, our board of directors is committed to the prevention, timely detection and mitigation of the effects of cybersecurity threats or incidents.
We have experienced cybersecurity threats to our information technology infrastructure and have experienced cybersecurity attacks, attempts to breach our systems, fraudulent activity and other similar incidents. As of the filing of this Annual Report on Form 10-K, we are not aware of any such incidents that have occurred since the beginning of 2023 that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. However, future threats could materially affect our business strategy, results of operations or financial condition. Risks related to cybersecurity events are detailed in the section of this Annual Report on Form 10-K titled “Risk Factors—Risks Related to Our Business—Data security breaches, or real or perceived errors, failures or bugs in our systems, website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business and operating results.”
Cybersecurity Governance
While our full board of directors has overall responsibility for risk oversight, it has delegated oversight of certain risks to its committees, including the oversight of risks from cybersecurity threats. The board of directors delegated the oversight of cybersecurity risks to the Audit, Risk and Finance Committee, which oversees controls for the Company’s major financial and security risk exposures. The board of directors, through the Audit, Risk and Finance Committee, oversees the design and implementation of the Information Security Program. The board of directors and the Audit, Risk and Finance Committee are informed about these risks through regular reports from the Chief Information Security Officer, or CISO, about the Information Security Program.

Additionally, the board of directors is informed of material information security incidents, as needed, by the Computer Security Incident Response Team, which is led by the Company’s Chief Legal Officer.
The Information Security group and senior leadership are responsible for assessing and managing risks from cybersecurity threats. The Information Security group is led by the Company’s CISO, who is also responsible for the day-to-day management of the Information Security Program. Katelynn Sandy is the Company’s CISO. Ms. Sandy has an extensive background in cybersecurity, technology, and risk management across a variety of industries, including financial services, healthcare, and technology. Additionally, Ms. Sandy holds various information security certifications.
The Information Security group, senior leadership and the CISO are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through the Information Security Program. At least quarterly, the CISO provides updates to the Audit, Risk and Finance Committee, which includes updates on the overall Information Security Program status and compliance, cybersecurity related risks, and recommended changes to the Information Security Program. Senior members of our Information Security and Internal Audit functions also provide detailed, regular reports on information security and privacy to the Audit, Risk and Finance Committee.

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

Item 3.  Legal Proceedings
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, except as noted in Note 13, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flows.

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
Holders of Record
As of February 15, 2024, Root had 38 common stockholders of record of Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
As of February 15, 2024, Root had 43 common stockholders of record of Class B common stock.
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
Issuer Purchases of Equity Securities
None.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. This Management’s Discussion and Analysis does not discuss 2021 performance or a comparison of 2022 versus 2021 performance for select areas where we have determined the omitted information is not necessary to understand our current period financial condition, changes in our financial condition, or our results. The omitted information may be found in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on February 22, 2023.
Overview
Root is a technology company revolutionizing personal insurance with a pricing model based upon fairness and a modern customer experience. We operate primarily a direct-to-consumer model in which we currently acquire the majority of our customers through mobile apps. We are also focused on expanding our partnership channel, where we acquire customers using various means, including through embedded integrations.
We believe the Root advantage is derived from our unique ability to efficiently and effectively bind auto insurance policies quickly, through direct and partnership channels, aided by segmenting individual risk based on complex behavioral data and proprietary telematics models. Our customer experience is built for ease of use and a product offering made possible with our full-stack insurance structure. These are all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain—from customer acquisition to underwriting to claims administration to ongoing customer engagement.
To scale the business, we aim to drive new customer growth by capitalizing on our two distribution channels: direct and partnerships. In both channels we seek to optimize unit economics. Loss ratios for customers in their initial term are generally higher than in subsequent terms. Thus, as a young insurance company, our results are disproportionately weighted toward new customers. We believe our data- and technology-driven approach allows for rapid response to macroeconomic trends through quick, appropriate rate actions. Our ability to continually enhance our underwriting and segmentation capabilities has contributed to improvement in our gross loss ratios. Our marketing spend is grounded in a disciplined data-science approach, targeting customers that align with our lifetime expected returns. Over time we expect to build a base of recurring customers with more favorable loss ratios, resulting in the following financial impacts:
•Improved loss ratio. Through improvements in our pricing, underwriting and segmentation we have seen improvement to our gross loss ratios. Renewal premiums, referring to premiums from a customer’s second term and beyond, have lower loss ratios as compared to new premiums in the customer’s first term. As we grow our business we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals and drive down the loss ratio across our portfolio. We also continue to revise contracts to tighten underwriting and implement rate increases to control the impact of increased loss costs.
•Reduced marketing as a percentage of premium. Certain recurring customer premiums have no associated customer acquisition costs and minimal underwriting costs, driving profitability. As we grow our business, we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals with lower associated acquisition costs.
•Increased revenue per customer. Over time we expect to refine our fee schedules to be more consistent with industry norms. This, paired with targeted marketing, strengthened underwriting and pricing segmentation, will facilitate the opportunity to generate additional fee revenue per customer.

We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We continue to develop machine learning loss models, which allow us to respond more quickly to changes in the market, improve pricing segmentation and take appropriate and timely rate actions. We believe this allows us to operate with a cost to acquire and cost to serve advantage. We efficiently acquire customers through multiple channels, including direct digital (performance), channel media, referrals, and partnership, including embedded and agency and affinity. Our evolving acquisition strategy includes utilizing our embedded insurance offering with current and future strategic partners. Our marketing costs have historically been well below industry averages, although in any given period, these costs can vary by acquisition strategy, channel mix, by state, or due to seasonality or due to the competitive environment. Today, we acquire the vast majority of our customers through mobile apps. We believe that through prudent investment in and diversification of our marketing channels, including leveraging proprietary data science and technology and a focus on partnerships with our current and future strategic partners, will position us for more sustainable, long-term and profitable growth.
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. These reinsurance structures deliver three core objectives (1) prioritize revenue and targeted profitable customer growth while maintaining regulatory capital requirements, (2) source efficient capital to support customer acquisition costs; and (3) mitigate impact of large losses or tail events. We expect to continuously evaluate our utilization of third-party reinsurance while scaling our business in order to operate a capital-efficient business model. As our gross loss ratios continue to improve and stabilize over the long-term, we expect to maintain the flexibility to modify our reinsurance program.
Given the significant impact of reinsurance on our results of operations, we use certain gross basis key performance indicators to manage and measure our business operations and enhance investor understanding of our business model prior to reinsurance. We believe our long-term success will be apparent through the progression of our gross metrics. Results of operations on a gross basis alone may not be achievable under our regulatory landscape given our historical top-line growth and resulting capital requirements, which are relieved, in part, by obtaining reinsurance.
In addition to our gross basis metrics, management uses adjusted earnings before interest, tax, depreciation, amortization, or adjusted EBITDA, as an integral part of managing our business. We believe adjusted EBITDA provides investors with useful insight into our business because such measure eliminates the effects of certain charges that are not directly attributable to our underlying operating performance. For additional information, including definitions of these key metrics, see “—Key Performance Indicators” and for reconciliations of Direct Contribution and adjusted EBITDA to the most directly comparable generally accepted accounting principles in the United States, or GAAP, metric, see “—Non-GAAP Financial Measures.”
Key Factors and Trends Affecting our Operating Performance
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:
Our Ability to Manage and Price Risk
We leverage technology to help manage risk. For instance, we leverage machine learning to “clean” behavioral data obtained through a customer’s mobile device, and we use advanced statistical methods to model that data into usable behavior scores. We leverage intelligent chat functions and various forms of machine learning and advanced automation to help power our claims function. Technology is a key differentiator in managing risk across our key functions. Our success depends on our ability to adequately and competitively price risk.

Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. We intend to continue to drive new customer growth by leveraging our differentiated consumer experience, our partnership channel, direct performance marketing driven by dynamic data science models, machine learning loss models and our telematics-based pricing models. Additionally, our proprietary dataset will continue to scale as we grow, enabling us to enhance our predictive models to further improve pricing and attract potential new customers. We will also continue to target attractive potential customer segments through diverse distribution strategy, which includes direct and partnership channels. Our ability to attract new customers will depend on a number of factors, including the pricing of our products, offerings of our competitors, success of our partnership channel and the effectiveness of our marketing efforts, and our ability to expand into new markets. Our ability to attract and retain customers depends on maintaining and strengthening our brand by providing superior customer experiences and competitive pricing. In particular, we are challenged by traditional insurers who have more diverse product offerings and longer established operating histories. These competitors can mimic certain aspects of our digital platform and offerings, and as they have more types of insurance products, can offer customers the ability to “bundle” multiple coverage types together, which may be attractive to many customers.
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
Our Ability to Expand Premiums Through Cross-Sell and Fee Income Per Policy
We are in the early stages of cross-selling non-auto products across our customer base. In 2019, we began offering renters insurance and, in May 2020, we launched our homeowners insurance product in partnership with Homesite Insurance. Cross-sales allow us to generate additional premiums (renters) and fee income (homeowners) without material incremental marketing spend, and ultimately higher revenue per customer. We have also observed that bundling products with auto insurance improves retention as the relationship with our customer expands. Our success in expanding revenues through cross-sales and greater fee income per policy depends on our marketing efforts with new products, continuous state expansion of these offerings and the pricing of our bundled products and continuing to refine the fee schedules in our policyholder contracts to be more consistent with industry norms. The success of our renters insurance offering is also subject to our ability to develop underwriting capabilities to adequately price renters risk.
Recent Developments Affecting Comparability
General Macroeconomic Factors
Economic instability has led to acute inflationary pressures, supply chain disruptions, changes in interest rates, changes in equity markets and bank failures. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects, including variability in the competitive environment. We have seen an increase in vehicle repair and medical costs. These cost increases have resulted in greater claims severity. We continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital.
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
Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP. See the section titled “—Non-GAAP Financial Measures” for additional information regarding our use of direct contribution and adjusted EBITDA and their reconciliations to the most directly comparable GAAP measures.

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions, except Premiums per policy)
Policies in force	341,764	220,354	354,371
Premiums per policy	$1,423	$1,220	$1,006
Premiums in force	$972.7	$537.7	$713.0
Gross premiums written	$783.1	$600.0	$742.6
Gross premiums earned	$635.8	$643.6	$719.6
Gross profit/(loss)	$76.1	$(32.2)	$(51.9)
Net loss	$(147.4)	$(297.7)	$(521.1)
Direct contribution	$150.7	$27.6	$8.1
Adjusted EBITDA	$(42.9)	$(185.9)	$(446.1)
Net loss and LAE ratio	82.8%	122.8%	126.4%
Net expense ratio	50.4%	72.2%	134.5%
Net combined ratio	133.2%	195.0%	260.9%
Gross loss ratio	65.2%	82.1%	86.0%
Gross LAE ratio	9.6%	10.3%	10.5%
Gross expense ratio	41.6%	45.4%	71.3%
Gross combined ratio	116.4%	137.8%	167.8%
Gross accident period loss ratio	66.0%	80.2%	88.7%
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
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit/(loss) excluding net investment income, net realized gains on investments, report costs, commission expenses related to our partnership channel, certain warrant compensation expense related to our embedded channel, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses, ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense (benefit). After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
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
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of net loss to adjusted EBITDA.
Net Loss and LAE Ratio
We define net loss and LAE ratio expressed as a percentage, as the ratio of net loss and LAE to net premiums earned. We view net loss and LAE ratio as an important metric because it allows us to evaluate loss trends as a percentage of net premiums and believe it is useful for investors to evaluate those separately from other operating expenses.
Net Expense Ratio
We define net expense ratio expressed as a percentage, as the ratio of all operating expenses less loss and LAE and less fee income to net premiums earned. We view net expense ratio as important because it allows us to analyze our expense and acquisition trends, net of fee income, and allows investors to evaluate these expenses exclusive of our loss and LAE.
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
Net Investment Income
Net investment income represents interest earned from our cash and cash equivalents and fixed maturity and short-term investments and unrealized gains and losses from our private equity investments less investment expenses. Net investment income also includes impairments related to Low Income Housing Tax Credits, or LIHTC, investments in limited liability entities to offset Georgia premium taxes. These tax credits are recognized when utilized. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates and changes in fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
Net Realized Gains on Investments
Net realized gains on investments represents the difference between the amount received by us on the sale of an investment as compared to the investment’s amortized cost basis.

Fee Income
Fee income consists primarily of the flat fee we charge for installment payments which relates to the additional administrative costs associated with processing more frequent billings. These fees are recognized in the period in which we process the installment. We also charge policy fees which are typically nonrefundable fees that are intended to reimburse a portion of the costs incurred to underwrite the policy. These fees are recognized ratably over the policy coverage period. Fee income also includes late payment fees that are collected from our policyholders. These fees are recognized in the period in which we process the late payment.
Other Income
Other income is comprised of revenue earned from distributing website and app policy inquiry leads in geographies where we do not have a presence, recognized when we generate the lead; and commissions earned for homeowners policies placed with third-party insurance companies where we have no exposure to the insured risk, recognized on the effective date of the associated policy.
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
Loss and LAE are net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity to write more business. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. This includes an allowance for credit losses based on the probability of default and expected loss given default of a reinsurer. Loss and LAE may be paid out over a period of years.
Various other expenses incurred during claims processing are considered LAE. These amounts include Personnel Costs for claims-related employees; vendor expenses; software expense; internally developed software amortization; and Overhead.
Sales and Marketing
Sales and marketing includes expenses related to direct performance marketing, channel media, advertising, sponsorship, referral fees and partnership channel. These expenses also include related Personnel Costs and Overhead related to our brand strategy, creative and business development activities and certain warrant compensation expense related to our embedded channel. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward completing Carvana’s online buying platform, or the Integrated Platform, under the Carvana commercial agreement.
We plan to continue investing in and diversifying our marketing channels to attract and acquire new customers, increase our brand awareness, and expand our product offerings within certain markets. We expect that in the long-term, our sales and marketing will decrease as a percentage of revenue as the proportion of renewals to our total business increases.

Other Insurance Expense (Benefit)
Other insurance expense (benefit) includes underwriting expenses, commission expenses related to our partnership channel, premium taxes, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to our embedded channel, and Personnel Costs and Overhead related to actuarial and certain data science activities. We amortize a portion of our deferred policy acquisition costs including certain commissions related to our partnership channel, premium taxes, and report costs related to the successful acquisition of a policy. Other insurance expense (benefit) is expensed as incurred, except for costs related to deferred policy acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward achieving milestones for policies originated through the Integrated Platform as defined under the Carvana commercial agreement.
These expenses are recognized net of ceding commissions earned from our quota share reinsurance agreements. The ceding commission provides for reimbursement of both direct and other periodic acquisition costs, including certain underwriting and marketing costs, and is presented as a reduction of other insurance expense (benefit).
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

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table presents our results of operations for the periods indicated:

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$399.9	$285.9	$114.0	39.9%
Net investment income	30.2	6.2	24.0	387.1%
Net realized gains on investments	—	0.5	(0.5)	(100.0)%
Fee income	23.4	16.5	6.9	41.8%
Other income	1.5	1.7	(0.2)	(11.8)%
Total revenues	455.0	310.8	144.2	46.4%
Operating expenses:
Loss and loss adjustment expenses	331.3	351.0	(19.7)	(5.6)%
Sales and marketing	49.3	48.0	1.3	2.7%
Other insurance expense (benefit)	47.6	(8.0)	55.6	695.0%
Technology and development	44.8	55.5	(10.7)	(19.3)%
General and administrative	83.3	127.4	(44.1)	(34.6)%
Total operating expenses	556.3	573.9	(17.6)	(3.1)%
Operating loss	(101.3)	(263.1)	161.8	(61.5)%
Interest expense	(46.1)	(34.6)	(11.5)	33.2%
Loss before income tax expense	(147.4)	(297.7)	150.3	(50.5)%
Income tax expense	—	—	—	—%
Net loss	(147.4)	(297.7)	150.3	(50.5)%
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	3.3	(6.2)	9.5	153.2%
Comprehensive loss	$(144.1)	$(303.9)	$159.8	(52.6)%
Revenue
Net Premiums Earned
Net premiums earned increased $114.0 million, or 39.9%, to $399.9 million for the year ended December 31, 2023 compared to 2022. The increase was primarily due to reduced cessions of gross premiums earned to reinsurers between periods and greater premium per policy resulting from rate actions. This was partially offset by lower gross premiums earned between the periods.
During the years ended December 31, 2023 and 2022, we ceded approximately 37.1% and 55.6% of our gross premiums earned, and 26.8% and 55.2% of our gross premiums written to third-party reinsurers, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance and commutations of certain reinsurance agreements.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Gross premiums written	$783.1	$600.0	$183.1	30.5%
Ceded premiums written	(209.9)	(331.2)	121.3	(36.6)%
Net premiums written	573.2	268.8	304.4	113.2%

Gross premiums earned	635.8	643.6	(7.8)	(1.2)%
Ceded premiums earned	(235.9)	(357.7)	121.8	(34.1)%
Net premiums earned	$399.9	$285.9	$114.0	39.9%
Gross premiums written increased due to growth in new writings, particularly in the second half of 2023, compared to contraction of policies in force during 2022, as a result of decreased direct performance marketing spend. Gross premiums earned decreased primarily due to lower average policies in force for the year ended December 31, 2023 compared to 2022. This was partially offset by a 16.6% increase in premium per policy for automobile insurance primarily attributable to rate actions.
Net Investment Income
Net investment income increased $24.0 million, or 387.1% to $30.2 million for the year ended December 31, 2023 compared to 2022. The increase was primarily driven by higher interest and dividends received attributable to investing more in higher yielding investments, as a result of the favorable interest rate environment.
Fee Income
Fee income increased $6.9 million, or 41.8%, to $23.4 million for the year ended December 31, 2023 compared to 2022. The increase was primarily driven by a $4.1 million increase in policy fees and an $1.3 million increase in late payment fees due to implementation of new fees in 2023 and as a result of refining our fee schedules to policyholders. In addition, we experienced an $1.0 million increase in installment fees attributable to an increase in collected fees, as a result of increased gross written premium.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased $19.7 million, or 5.6%, to $331.3 million for the year ended December 31, 2023 compared to 2022. The decrease was primarily due to better loss experience for the year ended December 31, 2023 compared to 2022. This was partially offset by reduced cessions of losses to reinsurers and commutations of certain reinsurance agreements, which includes an $1.7 million expense related to an allowance for credit losses for the year ended December 31, 2023 compared to 2022.
Gross accident period loss ratios decreased to 66.0% for the year ended December 31, 2023, from 80.2% for 2022. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by business tenure mix and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We experienced a 7% increase in severity per claim and a 5% decrease in claim frequency for the year ended December 31, 2023 compared to 2022. The claim severity and frequency estimates are based on bodily injury, collision, and property damage coverages, the claim frequency estimates are tenure mix adjusted.

Sales and Marketing
Sales and marketing increased $1.3 million, or 2.7%, to $49.3 million for the year ended December 31, 2023 compared to 2022. The increase was due to a $37.4 million increase in direct performance marketing spend to drive growth, particularly in the second half of 2023 when we experienced a favorable competitive environment for deploying customer acquisition costs, and deeper market penetration in the states in which we operate. This was partially offset by a $21.4 million decrease in content development, marketing partnership, sponsorship and advertising costs due to a shift in our direct marketing strategy. In addition, we experienced an $8.8 million decline in warrant compensation expense related to the completion of the Integrated Platform pursuant to the Carvana commercial agreement in 2022. We also experienced a $6.3 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.
Other Insurance Expense (Benefit)
Other insurance expense (benefit) increased $55.6 million, or 695.0%, to an expense of $47.6 million for the year ended December 31, 2023 compared to 2022. The increase was primarily driven by a $22.1 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums and commutations of certain reinsurance agreements. We also experienced a $20.4 million increase in report costs due to an increase in customer applications and new writings, and an $11.6 million increase in Carvana warrant compensation expense as a result of policies originating from the Integrated Platform. In addition, we experienced a $9.9 million increase in amortization of deferred policy acquisition costs for commission expenses related to our partnership channel. This was partially offset by a $4.9 million decrease in premium write-offs and a $4.0 million decrease in Personnel Costs as a result of a decrease in headcount due to the involuntary workforce reductions in 2022.
Technology and Development
Technology and development decreased $10.7 million, or 19.3%, to $44.8 million for the year ended December 31, 2023 compared to 2022. The decrease was primarily driven by an $8.4 million decrease in Personnel Costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022. We also experienced a $3.4 million decrease in software development expense as a result of initiatives to reduce operating costs. This was partially offset by an $1.3 million increase in amortization of internally developed software.
General and Administrative
General and administrative decreased $44.1 million, or 34.6%, to $83.3 million for the year ended December 31, 2023 compared to 2022. The decrease was driven by a $25.0 million decrease in Personnel Costs and a $7.4 million decrease in restructuring costs as a result of a decrease in headcount, primarily attributable to the involuntary workforce reductions in 2022.
In addition, we experienced a $10.2 million decrease related to the write-off of pre-paid marketing expense recognized in 2022, partially offset by a decrease of $1.9 million in insurance recovery contra-expense related to the misappropriation of funds by a former senior marketing employee recorded in 2022.
Non-Operating Expenses
Interest Expense
Interest expense increased $11.5 million, or 33.2%, to $46.1 million for the year ended December 31, 2023 compared to 2022. The increase was primarily due to a $11.2 million increase in debt interest expense primarily as a result of a greater average interest rate for the year ended December 31, 2023 compared to 2022.

Other Comprehensive Income (Loss)
Changes in Net Unrealized Gains (Losses) on Investments
Changes in net unrealized gains (losses) on investments increased $9.5 million, or 153.2%, to a gain of $3.3 million for the year ended December 31, 2023 compared to 2022. The increase is primarily attributable to investments being reinvested at maturity in securities that reflect the current interest rate environment.
Comparison of the Years Ended December 31, 2022 and 2021
The following table presents our results of operations for the periods indicated:

	For the Years Ended December 31,
	2022	2021	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$285.9	$310.3	$(24.4)	(7.9)%
Net investment income	6.2	5.0	1.2	24.0%
Net realized gains on investments	0.5	2.4	(1.9)	(79.2)%
Fee income	16.5	20.9	(4.4)	(21.1)%
Other income	1.7	6.8	(5.1)	(75.0)%
Total revenue	310.8	345.4	(34.6)	(10.0)%
Operating expenses:
Loss and loss adjustment expenses	351.0	392.3	(41.3)	(10.5)%
Sales and marketing	48.0	270.2	(222.2)	(82.2)%
Other insurance (benefit) expense	(8.0)	5.0	(13.0)	(260.0)%
Technology and development	55.5	65.5	(10.0)	(15.3)%
General and administrative	127.4	97.6	29.8	30.5%
Total operating expenses	573.9	830.6	(256.7)	(30.9)%
Operating loss	(263.1)	(485.2)	222.1	(45.8)%
Interest expense	(34.6)	(20.0)	(14.6)	73.0%
Loss on early extinguishment of debt	—	(15.9)	15.9	(100.0)%
Loss before income tax expense	(297.7)	(521.1)	223.4	(42.9)%
Income tax expense	—	—	—	—%
Net loss	(297.7)	(521.1)	223.4	(42.9)%
Other comprehensive loss:
Changes in net unrealized losses on investments	(6.2)	(5.2)	(1.0)	19.2%
Comprehensive loss	$(303.9)	$(526.3)	$222.4	(42.3)%
The December 31, 2022 and 2021 results of operations discussion can be found in Part II, Item 7, “Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Direct Contribution
For the definition of direct contribution and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of total revenue to direct contribution for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Total revenue	$455.0	$310.8	$345.4
Loss and loss adjustment expenses	(331.3)	(351.0)	(392.3)
Other insurance (expense) benefit	(47.6)	8.0	(5.0)
Gross profit/(loss)	76.1	(32.2)	(51.9)
Net investment income	(30.2)	(6.2)	(5.0)
Net realized gains on investments	—	(0.5)	(2.4)
Adjustments from other insurance (expense) benefit(1)	76.3	38.4	56.0
Ceded premiums earned	235.9	357.7	409.3
Ceded loss and loss adjustment expenses	(144.5)	(243.7)	(302.5)
Net ceding commission and other(2)	(62.9)	(85.9)	(95.4)
Direct contribution	$150.7	$27.6	$8.1
______________
(1) Adjustments from other insurance (expense) benefit includes report costs, commission expenses related to our partnership channel, certain warrant compensation expense related to our embedded channel, Personnel costs, Overhead, licenses, professional fees and other.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net loss to adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Net loss	$(147.4)	$(297.7)	$(521.1)
Adjustments:
Interest expense	43.2	31.9	14.4
Income tax expense	—	—	—
Depreciation and amortization	12.2	12.1	16.6
Share-based compensation	16.9	25.2	19.3
Loss on early extinguishment of debt	—	—	15.9
Warrant compensation expense	17.4	14.5	8.8
Restructuring costs(1)	11.2	18.6	—
Write-offs and other (2)	3.6	9.5	—
Adjusted EBITDA	$(42.9)	$(185.9)	$(446.1)
______________
(1) Restructuring costs consist of employee costs, real estate exit costs, and other. This includes $0.4 million, $5.3 million and zero of share-based compensation for the years ended December 31, 2023, 2022 and 2021, respectively. This also includes $0.4 million, $1.7 million and zero of depreciation and amortization for the years ended December 31, 2023, 2022 and 2021, respectively. For further information on restructuring costs, see Note 10, “Restructuring Costs,” in the Notes to Consolidated Financial Statements.
(2) Write-offs and other primarily reflects legal costs, write-off prepaid marketing expense and other items that do not reflect our ongoing operating performance. This includes write-off of prepaid marketing expenses of zero, $10.2 million and zero for the years ended December 31, 2023, 2022 and 2021, respectively. Legal and other fees of related to the misappropriation of funds by a former senior marketing employee in 2022 of $3.2 million, $1.2 million and zero for the years ended December 31, 2023, 2022 and 2021, respectively, partially offset by an insurance recovery of $1.9 million in 2022.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of stock and debt and from sales of investments. Cash generated from operations is highly dependent on being able to efficiently acquire and maintain customers while pricing our insurance products appropriately. We are continuously evaluating alternatives for efficiently funding our ongoing operations. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of stock and debt.
Certain events may impact our liquidity such as the economic instability resulting in acute inflationary pressures, supply chain disruptions, changes in interest rates, changes in equity markets, bank failures and our utilization of reinsurance. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital. We utilize reinsurance arrangements to grow our business in a capital-efficient manner and mitigate risk. Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more of our business in the future. To the extent we retain a larger share of our book of business, our capital requirements may increase.

Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio. To date, our insurance subsidiaries have not paid any dividends and as of December 31, 2023, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of December 31, 2023, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At December 31, 2023, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio of 15:1, which we maintained as of December 31, 2023. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. The maturity of the Term Loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate with a 1.0% floor, plus 9%.
In October 2021, we consummated the transactions contemplated by the investment agreement with Carvana, or the Investment Agreement, that we entered into on August 11, 2021. We received $126.5 million of gross proceeds from the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Convertible Preferred Stock. We also issued Carvana eight tranches of warrants to purchase shares of our Class A common stock. In connection with the Investment Agreement, we incurred issuance costs of $19.6 million. As of December 31, 2023, there was $3.0 million of unpaid issuance costs contingent upon certain warrant vesting milestones in connection with the Investment Agreement.
Liquidity
As of December 31, 2023, we had $678.7 million in cash and cash equivalents, of which $507.3 million was held outside of regulated insurance entities. We also had $166.8 million in marketable securities.
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
Our long-term capital requirements depend on many factors, including our insurance premium growth rate, rate adequacy, level of marketing spend, renewal activity, the timing and the amount of cash received from customers, the performance of our products, including the success of our partnership channel, loss cost trends, the timing and extent of spending to support development efforts, the introduction of new and enhanced products, the continuing market adoption of offerings on our platform, operating costs, and the ongoing uncertainty in global markets.

A cash expenditure related to employee compensation expense of $8.3 million, which was dependent upon continuous employment for certain employees, occurred in January 2024. For additional information regarding organizational realignment and involuntary workforce reductions refer to Note 10, “Restructuring Costs,” in the Notes to Consolidated Financial Statements.
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
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Net cash used in operating activities	$(33.6)	$(210.6)	$(403.4)
Net cash (used in) provided by investing activities	(45.7)	(16.6)	76.9
Net cash (used in) provided by financing activities	(4.1)	283.3	(80.3)
Comparison of Years Ended December 31, 2023 and 2022
Net cash used in operating activities for the year ended December 31, 2023 was $33.6 million compared to $210.6 million of net cash used in operating activities for the year ended December 31, 2022. The decrease in cash used in operating activities was due to a decline in net loss, primarily due to an increase in net premiums earned and initiatives that reduced operating costs, including our prior year organizational realignment and involuntary workforce reductions that reduced payroll, employee-related expenditures and facility costs. Further, this was impacted by a strategic reduction of quota share reinsurance and commuting certain agreements with reinsurers. This was partially offset by timing of claims payments and reinsurance payments during the year ended December 31, 2023 compared to the same period in 2022.
Net cash used in investing activities for the year ended December 31, 2023 was $45.7 million, compared to $16.6 million of net used in investing activities for the year ended December 31, 2022. The increase in cash used in investing activities was primarily due to purchases of investments.
Net cash used in financing activities for the year ended December 31, 2023 was $4.1 million, compared to $283.3 million of net cash provided by financing activities for the year ended December 31, 2022. The change in net cash (used in) provided by financing activities was primarily due to proceeds from our Term Loan issued in 2022.
Comparison of Years Ended December 31, 2022 and 2021
The December 31, 2022 and 2021 net cash discussion can be found in Part II, Item 7, “Liquidity and Capital Resources,” of our Annual Report on Form 10-K.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2023, our material cash requirements from known contractual and other obligations consisted of purchase commitments, as discussed in Note 13, “Commitments and Contingencies,” operating leases, as discussed in Note 8, “Leases,” and a Term Loan, as discussed in Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
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
Loss and LAE Reserves
Loss and LAE reserves represent management’s best estimate of the ultimate liability for all reported and unreported claims that occurred prior to the end of each accounting period but have not yet been paid. These reserves are established to cover the estimated ultimate cost to settle insured losses. Loss and LAE reserves include an amount determined using adjuster determined case-base estimates for reported claims and on actuarial unpaid claim estimates using past experience and historical emergence patterns for unreported loss and LAE. Case reserve amounts are determined by claims adjusters following our case reserving practices, which consider the circumstances presented with each claimant, applicable policy provisions, and state law. The unpaid claim estimates consider loss cost trends, mix of business, and other risk factors impacting claims settlement. The methods used to estimate ultimate loss reserves by accident month include reported loss development, paid loss development, expected loss ratio, frequency-severity, premium based Bornhuetter/Ferguson, or B/F, and exposure based B/F using frequency-severity. The method used to estimate unpaid LAE reserves is determined by a transaction-based allocation method where historical claim department activities are measured by their relative effort or cost for handling different claim types. Our estimation for unpaid LAE reserves includes the ultimate cost of settling a range of claim types from express material damage claims to more complex bodily injury cases.
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

	Scenarios for Changes in Bodily Injury Claim Severity for all Accident Years
	(10)%	(5)%	—%	5%	10%
Bodily injury liability	$104.8	$110.7	$116.5	$122.3	$128.1
Uninsured and underinsured bodily injury	21.8	23.0	24.2	25.4	26.7
All other coverages	59.0	59.0	59.0	59.0	59.0
Total losses—net of reinsurance	$185.6	$192.7	$199.7	$206.7	$213.8
Our loss and LAE reserves are recorded net of external reinsurance and net of amounts expected to be received from salvage (the amount recovered from the damaged property after we pay for a total loss) and subrogation (the right to recover payments from third parties).

Premium Revenue, Fee Income and Related Expenses
Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a gross basis, is recorded when the sum of expected losses, LAE, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. A premium deficiency reserve is recognized as a reduction of deferred policy acquisition costs and, if necessary, by accruing an additional liability for the deficiency, with a corresponding charge to operations. We did not record a premium deficiency reserve in 2023, 2022 or 2021.
We have a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. We route all of our new auto policies, and, over time, expect to route certain renewal auto policies, in Texas through the fronting carrier whereby we assume 100% of the related premium and losses on those policies. The fronting arrangement allows us to have greater rating and underwriting flexibility. Premiums assumed are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums assumed.
Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, certain premiums billed may not be collected, for which we establish an allowance for doubtful accounts based primarily on an analysis of historical collection experience, adjusted for current economic conditions. Allowance for credit losses was $4.0 million and $2.8 million as of December 31, 2023 and 2022, respectively, on the consolidated balance sheets. A policy is generally considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized premium write-offs, or bad debt expense, of $12.5 million, $17.4 million and $20.9 million for the years ended December 31, 2023, 2022 and 2021 respectively.
For those policyholders who pay premiums on an installment basis, we charge a flat fee for each installment related to the additional administrative costs associated with processing more frequent billings. We recognize this fee income in the period which we process each installment. We also charge policy fees, which are typically nonrefundable fees that are intended to reimburse a portion of the costs incurred to underwrite the policy. This fee income is recognized ratably over the policy coverage period. In addition, we charge late payment fees that are collected from our policyholders. This fee income is recognized in the period in which we process the late payment.
Deferred policy acquisition costs, which consists of premium taxes, certain marketing costs and underwriting expenses, and commission expenses related to our partnership channel, net of ceding commissions, related to the successful acquisition of new or renewal business, are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of acquisition costs based on quota share percentage is recorded as an offset to the gross deferred policy acquisition costs. Any portion of the ceding commission that exceeds the acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned.

Reinsurance
In the ordinary course of business, we cede and retrocede a portion of our business written and assumed, respectively, to reinsurers to limit the maximum net loss potential arising from large risks and catastrophes. These arrangements, known as treaties, provide for reinsurance coverage on quota-share and excess-of-loss basis. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance. Although the ceding of reinsurance does not discharge us from our primary liability to the policyholder, the insurance company that assumes the coverage assumes the related liability. Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums earned and are recognized over the remaining policy period based on the reinsurance protection provided. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums asset in the accompanying consolidated balance sheets and as a reduction of unearned premiums in Note 6, “Reinsurance,” in the Notes to Consolidated Financial Statements. Ceding commissions earned in connection with reinsurance ceded have been accounted for as a reduction of other insurance expense (benefit) in the consolidated statements of operations and comprehensive loss.
Some of our reinsurance agreements provide for the amount of coverage based on loss experience, referred to as loss corridors and loss ratio caps. We recognize the asset or liability arising from these adjustable features in the period the adjustment occurs, which is calculated based on experience to-date under the agreement.
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable for such defaulted amounts. We evaluate and monitor the financial condition associated with our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. We obtain reinsurance from a diverse group of global reinsurers and monitor concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. For our reinsurance partners who are not rated, we require adequate levels of collateral or letters of credit to be available to us in the event of downside scenarios. To recognize this risk of credit loss, we have established an allowance for credit losses based on the probability of default and the expected loss given default as influenced by factors such as the reinsurer’s credit rating and average life of our reinsurance recoverables. Allowance for credit losses was $1.8 million and $0.2 million as of December 31, 2023 and 2022, respectively.
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
We are also exposed to interest rate risk through our term loan facility which incurs interest at floating rates based on changes in the SOFR. Rising interest rates could have an adverse impact on the cost of debt and results in less cash available to utilize in our operations, and could have a material adverse effect on our business and financial condition. A 1% fluctuation in SOFR would not have significantly impacted interest expense during 2023.
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

Item 8. Financial Statements and Supplementary Data

Schedules are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the consolidated financial statements or notes thereto or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Root, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Loss and loss adjustment expense reserves represents the liability established to cover the estimated ultimate cost to settled insured losses. The Company’s estimation of the liability for loss and loss adjustment expense reserves is complex and includes subjective considerations and management’s judgement.
Loss and loss adjustment expense reserves are inherently uncertain. Because actual experience can differ from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves, particularly related to those reserves where there is a longer time span between the incidence of a loss and the settlement of a claim. Given the subjectivity in estimating the ultimate loss and loss adjustment expense reserves, due to input variables such as historical and statistical information, inflation, contract interpretation, weather catastrophe impacts, regulatory environment, and economic conditions, among other factors, auditing loss and loss adjustment expense reserves, particularly related to those reserves with settlement over a longer period of time, involved an especially high degree of auditor judgment, including the need to involve our actuarial specialists.
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
•With the assistance of our actuarial specialists, we used the Company’s claims data to develop a range of independent estimates for the loss and loss adjustment expense reserves, particularly related to those with settlement over a longer period of time. We used these independent estimates to assess the reasonableness of the Company’s reserves by comparing our estimates to the Company’s recorded loss and loss adjustment expense reserves.
•We compared the Company’s prior year estimates of expected loss and loss adjustment expense reserves to actual experience during the current year to identify potential bias in the determination of loss and loss adjustment expense reserves.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 21, 2024
We have served as the Company's auditor since 2017.

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022
	2023	2022
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $168.4 and $134.2 at December 31, 2023 and December 31, 2022, respectively)	$165.9	$128.4
Short-term investments (amortized cost: $0.9 and $0.4 at December 31, 2023 and December 31, 2022, respectively)	0.9	0.4
Other investments	4.4	4.4
Total investments	171.2	133.2
Cash and cash equivalents	678.7	762.1
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $4.0 and $2.8 at December 31, 2023 and December 31, 2022, respectively	247.1	111.9
Reinsurance recoverable and receivable, net of allowance of $1.8 and $0.2 at December 31, 2023 and December 31, 2022, respectively	125.3	148.8
Prepaid reinsurance premiums	48.2	74.2
Other assets	76.2	81.7
Total assets	$1,347.7	$1,312.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$284.2	$287.4
Unearned premiums	283.7	136.5
Long-term debt and warrants	299.0	295.4
Reinsurance premiums payable	54.4	119.8
Accounts payable and accrued expenses	65.6	39.7
Other liabilities	83.1	45.0
Total liabilities	1,070.0	923.8
Commitments and Contingencies (Note 13)
Redeemable convertible preferred stock, $0.0001 par value, 14.1 shares issued and outstanding at December 31, 2023 and December 31, 2022 (redemption value of $126.5) (Note 11)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 9.5 and 9.2 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively (Note 11)	—	—
Class B convertible common stock, $0.0001 par value, 5.0 shares issued and outstanding at December 31, 2023 and December 31, 2022 (Note 11)	—	—
Additional paid-in capital	1,883.4	1,850.7
Accumulated other comprehensive loss	(2.5)	(5.8)
Accumulated loss	(1,715.2)	(1,567.8)
Total stockholders’ equity	165.7	277.1
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,347.7	$1,312.9
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
	(in millions, except per share data)
Revenues:
Net premiums earned	$399.9	$285.9	$310.3
Net investment income	30.2	6.2	5.0
Net realized gains on investments	—	0.5	2.4
Fee income	23.4	16.5	20.9
Other income	1.5	1.7	6.8
Total revenues	455.0	310.8	345.4
Operating expenses:
Loss and loss adjustment expenses	331.3	351.0	392.3
Sales and marketing	49.3	48.0	270.2
Other insurance expense (benefit)	47.6	(8.0)	5.0
Technology and development	44.8	55.5	65.5
General and administrative	83.3	127.4	97.6
Total operating expenses	556.3	573.9	830.6
Operating loss	(101.3)	(263.1)	(485.2)
Interest expense	(46.1)	(34.6)	(20.0)
Loss on early extinguishment of debt	—	—	(15.9)
Loss before income tax expense	(147.4)	(297.7)	(521.1)
Income tax expense	—	—	—
Net loss	(147.4)	(297.7)	(521.1)
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	3.3	(6.2)	(5.2)
Comprehensive loss	$(144.1)	$(303.9)	$(526.3)
Loss per common share: basic and diluted (both Class A and B)	$(10.24)	$(21.11)	$(37.76)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.4	14.1	13.8
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount	Shares	Amount
			(in millions)
Balance—January 1, 2021	—	$—	3.3	10.7	$—	0.3	$(0.8)	$1,775.6	$5.6	$(749.0)	$1,031.4
Net loss	—	—	—	—	—	—	—	—	—	(521.1)	(521.1)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5.2)	—	(5.2)
Conversion of Class B to Class A common stock	—	—	4.5	(4.5)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	—	—	4.4	—	—	4.4
Reclassification of early-exercised stock option to liabilities	—	—	—	(0.1)	—	—	—	(0.2)	—	—	(0.2)
Common stock—share-based compensation expense	—	—	—	—	—	—	—	19.3	—	—	19.3
Warrant compensation expense	—	—	—	—	—	—	—	8.8	—	—	8.8
Retirement of treasury shares	—	—	—	—	—	(0.3)	0.8	(0.8)	—	—	—
Preferred stock issued	14.1	126.5	—	—	—	—	—	—	—	—	—
Preferred stock and related warrants issuance costs	—	(14.5)	—	—	—	—	—	(1.0)	—	—	(1.0)
Balance—December 31, 2021	14.1	$112.0	7.9	6.1	$—	—	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
Net loss	—	—	—	—	—	—	—	—	—	(297.7)	(297.7)
Other comprehensive loss	—	—	—	—	—	—	—	—	(6.2)	—	(6.2)
Conversion of Class B to Class A common stock	—	—	1.1	(1.1)	—	—	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	—	—	0.4	—	—	0.4
Reclassification of early-exercised stock option from liabilities	—	—	—	—	—	—	—	0.2	—	—	0.2
Common stock—share-based compensation expense	—	—	—	—	—	—	—	30.5	—	—	30.5
Warrant compensation expense	—	—	—	—	—	—	—	14.5	—	—	14.5
Warrants issuance costs	—	—	—	—	—	—	—	(1.6)	—	—	(1.6)
Term Loan warrants issued	—	—	—	—	—	—	—	0.6	—	—	0.6
Balance—December 31, 2022	14.1	$112.0	9.2	5.0	$—	—	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
Net loss	—	—	—	—	—	—	—	—	—	(147.4)	(147.4)
Other comprehensive income	—	—	—	—	—	—	—	—	3.3	—	3.3
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.3	—	—	—	—	—	—	—	—
Reclassification of early-exercised stock option from liabilities	—	—	—	—	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	—	—	17.3	—	—	17.3
Warrant compensation expense	—	—	—	—	—	—	—	17.4	—	—	17.4
Warrants issuance costs	—	—	—	—	—	—	—	(2.1)	—	—	(2.1)
Balance—December 31, 2023	14.1	$112.0	9.5	5.0	$—	—	$—	$1,883.4	$(2.5)	$(1,715.2)	$165.7
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net loss	$(147.4)	$(297.7)	$(521.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	17.3	30.5	19.3
Warrant compensation expense	17.4	14.5	8.8
Depreciation and amortization	12.6	13.8	16.6
Bad debt expense	14.1	17.4	20.9
Loss on early extinguishment of debt	—	—	15.9
Paid-in-kind interest expense	—	—	10.6
Paid-in-kind interest paid	—	—	(20.5)
Net realized gains on investments	—	(0.5)	(2.4)
Gain on lease modification	(0.3)	(0.9)	—
Change in fair value of equity securities	—	—	(3.8)
Changes in operating assets and liabilities:
Premiums receivable	(147.7)	18.8	(39.7)
Reinsurance recoverable and receivable	21.9	6.2	(30.4)
Prepaid reinsurance premiums	26.0	26.6	12.0
Other assets	4.8	(7.5)	0.8
Losses and loss adjustment expenses reserves	(3.2)	(32.8)	83.0
Unearned premiums	147.2	(43.6)	23.0
Reinsurance premiums payable	(65.4)	18.2	12.5
Accounts payable and accrued expenses	27.7	17.9	(19.2)
Other liabilities	41.4	8.5	10.3
Net cash used in operating activities	(33.6)	(210.6)	(403.4)
Cash flows from investing activities:
Purchases of investments	(76.0)	(47.7)	(17.0)
Proceeds from maturities, call and pay downs of investments	37.5	34.1	34.7
Sales of investments	2.2	7.1	70.4
Purchases of indefinite-lived intangible assets and transaction costs	—	(1.3)	—
Capitalization of internally developed software	(9.2)	(8.8)	(6.6)
Purchases of fixed assets	(0.2)	—	(4.6)
Net cash (used in) provided by investing activities	(45.7)	(16.6)	76.9
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units, net of tax (withholding)/ proceeds	(1.1)	0.3	3.2
Proceeds from issuance of preferred stock and related warrants	—	—	126.5
Payment of preferred stock and related warrants issuance costs	(3.0)	(3.0)	(10.5)
Proceeds from issuance of debt and related warrants, net of issuance costs	—	286.0	—
Repayments of long-term debt	—	—	(199.5)
Net cash (used in) provided by financing activities	(4.1)	283.3	(80.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(83.4)	56.1	(406.8)
Cash, cash equivalents and restricted cash at beginning of year	763.1	707.0	1,113.8
Cash, cash equivalents and restricted cash at end of year	$679.7	$763.1	$707.0
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company and Root Property & Casualty Insurance Company, or Root Property & Casualty, both Ohio-domiciled insurance companies, and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us” or “our.”
We were formed in 2015 and began writing personal auto insurance in July 2016. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through mobile apps. We offer auto and renters insurance products underwritten by Root Insurance Company and Root Property & Casualty.
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
Use of Estimates—The preparation of consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, or LAE, valuation allowance for income taxes and allowance for expected credit losses on premium receivables and reinsurance recoverables.
Reverse Stock Split— In August 2022, an authorized subcommittee of our board of directors approved a reverse stock split of our Class A and Class B common stock at a ratio of 1-for-18. On August 12, 2022, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to effect a 1-for-18 reverse stock split of our Class A and Class B common stock. As a result of the reverse stock split, every 18 shares of our issued or outstanding pre-reverse split common stock of each class were combined into one share of common stock of such class. No fractional shares were issued upon the reverse stock split. On August 15, 2022, our Class A common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market.
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
We continually evaluate potential liabilities and reserves for litigation using the guidance issued in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 450, Contingencies. Under this guidance, we may only record reserves for a loss if as of the date the financial statements are issued or available to be issued, the likelihood of occurrence is deemed probable and we can reasonably estimate the amount of the loss. When disclosing litigation or claims where a material loss is judged to be reasonably possible, we will disclose an estimated range of loss or state that an estimate cannot be made. We consider each legal action using this guidance and record reserves for losses as warranted by establishing a reserve in loss and loss adjustment expense reserves for extra-contractual claims and other liabilities for class action and other non-claims related lawsuits in our consolidated balance sheets. Any non-reinsurance related recoveries are recognized as other assets in our consolidated balance sheets. We record amounts within loss and loss adjustment expenses for extra-contractual claims and general and administrative for class action and other non-claims related lawsuits in our consolidated statements of operations and comprehensive loss. Further details are discussed in Note 13, “Commitments and Contingencies.”
Debt and Equity Issuance Costs—Debt and equity issuance costs, which primarily consist of advisor, legal, accounting, and other third-party fees directly related to issuing debt and equity instruments, are capitalized as other assets in our consolidated balance sheets as incurred. We incurred such costs in connection with the investment agreement with Carvana Group, LLC, or Investment Agreement, that we entered into on August 21, 2021 and our $300.0 million five-year term loan, or Term Loan, that we entered into on January 26, 2022. Upon close of the related transaction, these deferred issuance costs are generally offset against the related proceeds. Debt issuance costs are subsequently amortized over the term of the financing agreement as interest expense on the consolidated statements of operations and comprehensive loss.
Indefinite-Lived Intangible Assets—We had insurance licenses of $8.9 million, including transaction costs, as of December 31, 2023 and 2022 in other assets on the consolidated balance sheets. We incur a minimal fee to renew each license. These intangible assets are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. The impairment test for indefinite-lived intangibles involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. The evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. We had $1.3 million, including transaction costs, as of December 31, 2023 and 2022 related to the purchase of the Root.com domain in March 2022, in other assets on the consolidated balance sheets. No impairment was recognized for 2023, 2022 or 2021 related to indefinite-lived intangible assets.
Segment Information—Our chief operating decision maker is the Chief Executive Officer. The chief operating decision maker manages operations, allocates resources, and evaluates financial performance on a company-wide basis. We operate in one reporting segment providing insurance products to customers.
Statement of Cash Flows—The supplemental disclosures for cash and non-cash flows for the years ended December 31, 2023, 2022 and 2021 are as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Supplemental disclosures:
Interest paid	$42.5	$24.5	$23.9
Federal income taxes paid	—	—	—
Leasehold improvements - non-cash	—	0.9	1.5
Lease liabilities arising from obtaining right-of-use asset	—	—	9.9
Investment Agreement issuance costs - non-cash	—	—	9.1
Cash, Cash Equivalents and Restricted Cash—Cash consists of cash on deposit. Cash equivalents are short-term, highly liquid investments that typically mature within three months from the date of origination or purchase and are principally stated at amortized cost, which approximates their fair value. Restricted cash consists of amounts held by a financial institution to satisfy letter of credit requirements for certain property leases.

If checks are issued in excess of cash balances in individual bank accounts, a book overdraft shall be reclassified to accounts payable on the consolidated balance sheets. When a check is issued whereby a disbursement account is used to write the check, but the account is not funded until the check is presented for payment this “negative cash” balance is included in cash and cash equivalents on the consolidated balance sheets, if the funding account has sufficient funds.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount in the consolidated statements of cash flows:

	As of December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$678.7	$762.1
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$679.7	$763.1

Investments—Investments in debt securities are classified as short-term and available-for-sale fixed maturity securities and are carried at fair value with any unrealized gains and losses, net of taxes, recorded as a component of accumulated other comprehensive income.
Management regularly reviews our securities for signs of impairment, an assessment requiring significant management judgment. The criteria that management considers are the financial condition of the issuer, including receipt of scheduled principal and interest cash flows, fair value of a security that has fallen below the amortized value, maturity dates, current economic conditions and intent to sell, including if it is more likely than not that we will be required to sell the security before recovery. We then assess whether the decline in value is due to non-credit related or credit related factors. Non-credit related declines in fair value are recorded as unrealized losses in accumulated other comprehensive income. If we determine that the decline is credit related, we establish an allowance for credit losses equal to the difference between the discounted cash flow model and the amortized value, which is recorded in net realized gains on investments in our consolidated statements of operations and comprehensive loss. This allowance may be subsequently adjusted for recoveries or further credit losses. No such credit losses were recognized in 2023, 2022 and 2021.
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
Leases—We record leases in accordance with ASC Topic 842, Leases. We recognized a right-of-use asset and liability on the consolidated balance sheets for all leases, except for leases covering a period of fewer than 12 months. Operating lease expense for operating lease right-of-use assets is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain to do so and there is a significant economic incentive to exercise that option. For additional information refer to Note 8, “Leases.”
Premiums, Premiums Receivable and Premium Write-offs—Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a gross basis, is recorded when the sum of expected losses, LAE, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. A premium deficiency reserve is recognized as a reduction of deferred policy acquisition costs and, if necessary, by accruing an additional liability for the deficiency, with a corresponding charge to operations. We did not record a premium deficiency reserve in 2023, 2022 or 2021.
We have a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. We route all of our new auto policies in Texas through the fronting carrier whereby we assume 100% of the related premium and losses on those policies. The fronting arrangement allows us to have greater rating and underwriting flexibility. Premiums assumed are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums assumed. Unaffiliated premiums payable are amounts owed to the fronting carrier for premiums assumed and are recorded in other liabilities on the consolidated balance sheets. Unaffiliated premiums payable was $60.5 million and $14.2 million as of December 31, 2023 and 2022, respectively. Unaffiliated reinsurance premiums receivable are the amounts owed to us from the fronting carrier for reinsurance premiums and are recorded in reinsurance recoverable and receivable on the consolidated balance sheets. Unaffiliated reinsurance premiums receivable was $59.2 million and $14.1 million as of December 31, 2023 and 2022, respectively.
Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, certain premiums billed may not be collected, for which we establish an allowance for expected credit losses based primarily on an analysis of historical collection experience, adjusted for current economic conditions. Allowance for credit losses was $4.0 million and $2.8 million as of December 31, 2023 and 2022, respectively, on the consolidated balance sheets. A policy is considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized bad debt expense of $12.5 million, $17.4 million and $20.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Fee Income—Fee income consists primarily of the flat fee we charge for installment payments which relates to the additional administrative costs associated with processing more frequent billings. These fees are recognized in the period in which we process the installment. We also charge policy fees which are typically nonrefundable fees that are intended to reimburse a portion of the costs incurred to underwrite the policy. These fees are recognized ratably over the policy coverage period. Fee income also includes late payment fees that are collected from our policyholders. These fees are recognized in the period in which we process the late payment.
Other Income—Other income is comprised of revenue earned from distributing website and app policy inquiry leads in geographies where we do not have a presence, recognized when we generate the lead; and commissions earned for homeowners policies placed with third-party insurance companies where we have no exposure to the insured risk, recognized on the effective date of the associated policy.
Sales and Marketing—Sales and marketing includes expenses related to direct performance marketing, channel media, advertising, sponsorship, referral fees and partnership channel. These expenses also include related salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, and overhead allocated based on headcount, or Overhead, related to our brand strategy, creative and business development activities and certain warrant compensation expense related to our embedded channel. We incur sales and marketing expenses for all product offerings. Sales and marketing costs are expensed as incurred. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward completing the integrated automobile insurance solution for Carvana Group, LLC’s, or Carvana’s, online car buying platform, or Integrated Platform, under the Carvana commercial agreement.
Other Insurance Expense (Benefit)—Other insurance expense (benefit) includes underwriting expenses, commission expenses related to our partnership channel, premium taxes, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to our embedded channel, and Personnel Costs and Overhead related to actuarial and certain data science activities. We amortize a portion of our deferred policy acquisition costs including certain commissions related to our partnership channel, premium taxes and report costs related to the successful acquisition of a policy. Other insurance expense (benefit) is expensed as incurred, except for costs related to deferred policy acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. Certain warrant compensation expense is recognized on a pro-rata basis for policies originated from the Integrated Platform towards milestones as defined under the Carvana commercial agreement.
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
Deferred Policy Acquisition Costs—Acquisition costs consist primarily of premium taxes, certain marketing costs and underwriting expenses, and commission expenses related to our partnership channel, net of ceding commissions, related to the successful acquisition of new or renewal business. They are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of acquisition costs based on quota share percentage is recorded as an offset to the gross deferred policy acquisition costs. Any portion of the ceding commission that exceeds the acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned. Deferred policy acquisition costs, net of accumulated amortization, was $18.0 million and $6.7 million as of December 31, 2023 and 2022, respectively. We amortized deferred policy acquisition costs of $35.1 million, $22.5 million and $26.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Loss and Loss Adjustment Expense and Reserves—Loss and LAE include the costs incurred for claims, payments made and estimated future payments to be made to or on behalf of our policyholders, including expenses needed to adjust or settle claims, net of amounts ceded to reinsurers. Loss and LAE reserves include an amount determined using adjuster determined case-base estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and LAE. These reserves are a liability established to cover the estimated ultimate cost to settle insured losses. The estimation of the liability for loss and LAE reserves is complex and includes subjective considerations and management’s judgement. The actuarial methods to determine unpaid loss estimates consider loss trends, contract interpretation, mix of business, regulatory environment, economic conditions, inflation and other risk factors impacting claims settlement. The method used to estimate unpaid LAE liability is based on claims transaction data, including the relative cost of adjusting and settling a range of claim types from express material damage claims to more complex injury cases. There is considerable uncertainty associated with the actuarial estimates, and therefore no assurance can be made that the ultimate unpaid claim liability will not vary materially from such estimates. These loss estimates are continually reviewed by management and adjusted as necessary, with adjustments included in the period determined and recorded in loss and LAE in our consolidated statements of operations and comprehensive loss. As such, loss and LAE reserves represent management’s best estimate of the ultimate liability related to reported and unreported claims.
Our loss and LAE reserves are recorded gross of reinsurance and net of amounts expected to be received from salvage (the amount recovered from a total loss claims expense) and subrogation (the right to recover payments from third parties).
Loss and LAE are recorded net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity to write more business. Loss and LAE are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying risks. This includes an allowance for credit losses based on the probability of default and expected loss given default of a reinsurer. Loss and LAE may be paid out over a period of years. Various other expenses incurred during claims processing are allocated to LAE. These amounts include claims Personnel Costs, vendor expenses, software expense, internally developed software amortization, and Overhead.
Reinsurance—In the ordinary course of business, we cede and retrocede a portion of our business written and assumed, respectively, to reinsurers to limit the maximum net loss potential arising from large risks and catastrophes. These arrangements, known as treaties, provide for reinsurance coverage on quota-share and excess-of-loss basis. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance. Although the ceding of reinsurance does not discharge us from our primary liability to the policyholder, the insurance company that assumes the coverage assumes the related liability. Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more of our business in the future. Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums earned and are recognized over the remaining policy period based on the reinsurance protection provided. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums asset in the accompanying consolidated balance sheets and as reduction of unearned premiums in Note 6, “Reinsurance.” Ceding commissions received in connection with reinsurance ceded have been accounted for as a reduction of other insurance expense (benefit) in the consolidated statements of operations and comprehensive loss.
Some of our reinsurance agreements provide for adjustment of amount of coverage based on loss experience. We recognize the asset or liability arising from these adjustable features in the period the adjustment occurs, which is calculated based on experience to date under the agreement.

In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable for such defaulted amounts. We evaluate and monitor the financial condition associated with our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. We obtain our reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. To recognize this risk of credit loss, we have established an allowance for credit losses based on the probability of default and the expected loss given default as influenced by factors such as the reinsurer’s credit rating and average life of our reinsurance recoverables. Allowance for credit losses was $1.8 million and $0.2 million as of December 31, 2023 and 2022, respectively.
Income Taxes—For the 2023 tax year, we will file a consolidated federal income tax return with Caret Holdings, Inc., Root Insurance Company, Root Property & Casualty, Root Lone Star Insurance Agency, Inc. and Root Reinsurance Company, Ltd. The consolidated return also includes Root Insurance Agency, LLC, Root Enterprise, LLC and Root Scout, LLC, which are disregarded entities under Caret Holdings, Inc. for federal income tax purposes.
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
Deferred tax assets are recognized as allowed under ASC 740, Income Taxes. We establish a valuation allowance when there is more likely than not insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. A valuation allowance of $356.4 million and $322.3 million was established as of December 31, 2023 and 2022, respectively. Further details are discussed in Note 9, “Income Taxes.”
We recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority. Interest and penalties on our reserve for uncertain tax positions are recognized as a component of tax expense. As of December 31, 2023 and 2022, we did not have any unrecognized tax benefits for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.
The Inflation Reduction Act, or IRA, of 2022 was enacted on August 16, 2022. The IRA introduces a new corporate alternative minimum tax, or CAMT, which generally imposes a 15% minimum tax on the adjusted financial statement income, or AFSI, of large corporations whose three year average annual AFSI exceeds $1.0 billion, or applicable corporations, applies for tax years beginning after December 31, 2022. For the year ended December 31, 2023, we nor our subsidiaries had a three year average annual AFSI exceeding $1.0 billion. As such, we are not an applicable corporation nor subject to CAMT as of December 31, 2023.
Internally Developed Software—We review our software development activity and capitalize costs during the application development phase under ASC 350-40, Internal-Use Software. These costs are amortized on a straight-line basis over a five-year period. Internally developed software costs are assessed for impairment at least quarterly, which also ensures that the assets are still in service. If there are assets identified as no longer in use, the remaining unamortized costs will be fully amortized. We amortized internally developed software of $6.3 million, $5.0 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The capitalized cost and accumulated amortization of internally developed software in other assets in our consolidated balance sheets at December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
	(dollars in millions)
Internally developed software	$38.5	$29.3
Accumulated amortization	(19.3)	(13.0)
Internally developed software, net	$19.2	$16.3
Fixed Assets—Fixed Assets are carried at cost, net of accumulated depreciation. We capitalize purchases of certain fixed assets, including computers, furniture, and leasehold improvements. Depreciation on computers and furniture is recognized on a straight-line basis over a useful life of three years and five years, respectively. Depreciation on leasehold improvements is recognized on a straight-line basis over the shorter of their useful life or the life of the lease. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $1.5 million, $2.1 million and $4.6 million, respectively. The capitalized cost and accumulated depreciation of fixed assets in other assets in our consolidated balance sheets at December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
	(dollars in millions)
Computers	$5.9	$6.8
Furniture	2.6	2.6
Leasehold improvements	7.6	8.9
Total fixed assets, at cost	16.1	18.3
Accumulated depreciation	(13.3)	(12.8)
Fixed assets, net	$2.8	$5.5
Employee Share-Based Compensation—We award share-based compensation, including stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and restricted stock, to our officers, directors, employees, and certain advisors through approval from the Compensation Committee of the board of directors.
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
Stock options generally vest over four years — 25% cliff vests after one year and approximately 2% vests each month over three years thereafter. RSUs generally vest over two or four years. For our awards vesting over two years, 50% cliff vests after one year and the remainder vest in equal quarterly installments over the following year. For our awards vesting over four years, 25% cliff vests after one year and the remainder vest in equal quarterly installments over three years thereafter. Certain other RSUs vest in accordance with one of the following patterns: over four years, 25% cliff vests after one year and approximately 2% vests each month over three years thereafter, or fully vest after one year. We generally recognize share-based compensation expense ratably over the respective vesting period.
PSUs are expected to vest over a derived service period of one to four-years and are dependent upon the fulfillment of both a service condition and the achievement of stock-price goals during the performance period, with the latter being classified as a market condition according to ASC 718, Stock Compensation. The service condition with respect to the four tranches of PSUs will be met in installments on April 1, 2024, and each of the subsequent three anniversaries of that date, or Vesting Date Requirement, subject to the individual’s continued service through such dates. Stock price goals must be met on or after the respective tranche’s Vesting Date Requirement and are based on the average closing price per share of our Class A common stock over a consecutive 45 day trading period. Any tranche of PSUs with respect to which the stock price goal has not been met as of April 1, 2028 (the final day of the performance period) will be forfeited as of such date.
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
Employing a Monte Carlo simulation requires a range of inputs for each uncertain variable, and establishing linkage between the assumptions, if necessary. Inputs and assumptions used in our analysis included our stock price at grant date, exercise prices, the term of the PSUs, equity volatility, risk-free rate and dividend yield. Equity volatility was derived using a blended volatility assumption of 50% weight on Root’s historical volatility calculated from daily stock returns since IPO to the grant date and a 50% weight based on Root’s term matched simple average peer volatility as of the valuation date because our company-specific volatility is not sufficient by itself at the time of grant.
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
These warrants vest as the parties develop an integrated automobile insurance solution for the Integrated Platform and insurance sales through the Integrated Platform. The associated compensation expense is dependent on our periodic assessment of the probability of the milestones being achieved. If deemed probable, we recognize compensation expense on a pro-rata basis considering progress toward achieving the milestones. If a performance condition is no longer probable of achievement, any previously recognized compensation expense is reversed and no subsequent compensation expense is recognized until achievement is once again probable, at which point a cumulative catch-up is recognized. In determining the classification as equity, we followed guidance issued within ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.
For additional information refer to Note 12, “Share-Based Compensation.”
Net Loss Per Share—Net loss per share, or EPS, results are a key indicator of the overall performance relative to each share of our outstanding common stock. Basic EPS for both Class A and Class B common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares vested and outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder is deemed to have the present rights to share in current period earnings (loss) with common stockholders.
Diluted EPS for both Class A and Class B common stock includes all the components of basic EPS, plus the dilutive effect of common stock equivalents, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. Notable dilutive securities relevant to our operations are stock options, nonvested shares subject to repurchase, restricted stock units, performance-based restricted stock units, warrants and redeemable convertible preferred stock.
We have operated at a loss for the years ended December 31, 2023, 2022 and 2021. Therefore, the conversion of common stock equivalents would increase the denominator of the EPS calculation and create a lower loss per share. Therefore, these common stock equivalents are considered antidilutive and diluted EPS is equal to basic EPS. Losses are allocated equally between both classes of common stock because they are entitled to the same liquidation and dividend rights.
Recently Adopted Accounting Pronouncements— There were no accounting standards adopted in 2023 that had a material impact in our consolidated financial statements.
Recently Issued Financial Accounting Standards Not Yet Adopted— In November 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition. It also requires all annual disclosures about a reportable segments’ profit or loss and assets to be reported on an interim basis. Although we operate in only one reporting segment, we are still required to provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280.
The ASU is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this ASU.
In December 2023, the FASB issues ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU looks to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities on an annual basis to: disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis: the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose: income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign.
This ASU is to be applied on a prospective basis with an effective date for all public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this ASU.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at December 31, 2023 and 2022 are as follows:

	2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$14.6	$—	$0.1	$(0.1)	$14.6
Municipal securities	24.8	—	0.1	(0.8)	24.1
Corporate debt securities	66.3	—	0.2	(1.3)	65.2
Residential mortgage-backed securities	12.0	—	0.1	(0.2)	11.9
Commercial mortgage-backed securities	30.4	—	0.1	(0.7)	29.8
Other debt obligations	20.3	—	0.1	(0.1)	20.3
Total fixed maturities	168.4	—	0.7	(3.2)	165.9
Short-term investments	0.9	—	—	—	0.9
Total	$169.3	$—	$0.7	$(3.2)	$166.8

	2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$11.3	$—	$—	$(0.3)	$11.0
Municipal securities	21.4	—	—	(1.2)	20.2
Corporate debt securities	60.5	—	—	(2.7)	57.8
Residential mortgage-backed securities	5.5	—	—	(0.3)	5.2
Commercial mortgage-backed securities	24.4	—	—	(1.2)	23.2
Other debt obligations	11.1	—	0.1	(0.2)	11.0
Total fixed maturities	134.2	—	0.1	(5.9)	128.4
Short-term investments	0.4	—	—	—	0.4
Total	$134.6	$—	$0.1	$(5.9)	$128.8

Management reviewed the available-for-sale fixed maturity securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of December 31, 2023 and 2022. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale fixed maturity securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of December 31, 2023 and 2022.
The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	2023
	Less than 12 Months			12 Months or More		Total
	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$1.7		$—	$2.4	$(0.1)	$4.1	$(0.1)
Municipal securities	3.1		—	15.1	(0.8)	18.2	(0.8)
Corporate debt securities	13.4		—	35.1	(1.3)	48.5	(1.3)
Residential mortgage-backed securities	4.1		—	1.9	(0.2)	6.0	(0.2)
Commercial mortgage-backed securities	9.1		(0.1)	13.4	(0.6)	22.5	(0.7)
Other debt obligations	4.4		—	4.4	(0.1)	8.8	(0.1)
Total fixed maturities	35.8		(0.1)	72.3	(3.1)	108.1	(3.2)
Short-term investments	0.3		—	—	—	0.3	—
Total	$36.1		$(0.1)	$72.3	$(3.1)	$108.4	$(3.2)

	2022
	Less than 12 Months			12 Months or More		Total
	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$6.9	$—	$(0.1)	$4.1	$(0.2)	$11.0	$(0.3)
Municipal securities	11.5		(0.5)	8.2	(0.7)	19.7	(1.2)
Corporate debt securities	45.3		(1.6)	11.5	(1.1)	56.8	(2.7)
Residential mortgage-backed securities	2.2		—	1.9	(0.3)	4.1	(0.3)
Commercial mortgage-backed securities	18.3		(0.8)	4.6	(0.4)	22.9	(1.2)
Other debt obligations	6.8		(0.2)	—	—	6.8	(0.2)
Total fixed maturities	91.0		(3.2)	30.3	(2.7)	121.3	(5.9)
Short-term investments	0.1		—	—	—	0.1	—
Total	$91.1		$(3.2)	$30.3	$(2.7)	$121.4	$(5.9)

Other Investments
As of December 31, 2023 and 2022, other investments related to our private equity investments were $4.4 million. We recognized zero, $1.2 million and zero of realized gains in December 31, 2023, 2022 and 2021, respectively. We recorded the sale of one of our private equity investments within net realized gains on investments in our consolidated statements of operations and comprehensive loss. There were no impairment losses recognized on private equity investments for the years ended December 31, 2023, 2022 and 2021.
The following table reflects the gross and net realized gains and losses on short-term investments, available-for-sale fixed maturities and other investments that have been included in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Realized gains on investments	$—	$1.2	$2.5
Realized losses on investments	—	(0.7)	(0.1)
Net realized gains on investments	$—	$0.5	$2.4
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at December 31, 2023:

	2023
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$25.7	$25.4
Due after one year through five years	110.4	108.7
Due five years through 10 years	16.5	16.5
Due after 10 years	16.7	16.2
Total	$169.3	$166.8
The following table sets forth the components of net investment income for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Interest on bonds	$4.8	$2.4	$2.4
Interest on deposits and cash equivalents	28.0	5.7	1.1
Other investments(1)	—	—	3.8
Total	32.8	8.1	7.3
Investment expense	(2.6)	(1.9)	(2.3)
Net investment income	$30.2	$6.2	$5.0
______________

(1) Unrealized gains resulting from observable price changes related to our private equity investments.

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at December 31, 2023 and 2022:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$53.0	$52.1	31.2%
AA+, AA, AA-, A-1	59.4	58.8	35.3
A+, A, A-	42.1	41.2	24.7
BBB+, BBB, BBB-	14.8	14.7	8.8
Total	$169.3	$166.8	100.0%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$62.5	$59.9	46.5%
AA+, AA, AA-, A-1	19.9	19.1	14.8
A+, A, A-	38.4	36.5	28.3
BBB+, BBB, BBB-	13.8	13.3	10.4
Total	$134.6	$128.8	100.0%
Pursuant to certain regulatory requirements, we are required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in available-for-sale fixed maturity securities on the consolidated balance sheets. As of December 31, 2023 and 2022, these required deposits had an amortized cost of $9.5 million and $11.7 million, respectively, and fair value of $9.4 million and $11.3 million, respectively.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of December 31, 2023 and 2022:

	2023
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$13.3	$1.3	$—	$14.6
Municipal securities	—	24.1	—	24.1
Corporate debt securities	—	65.2	—	65.2
Residential mortgage-backed securities	—	11.9	—	11.9
Commercial mortgage-backed securities	—	29.8	—	29.8
Other debt obligations	—	20.3	—	20.3
Total fixed maturities	13.3	152.6	—	165.9
Short-term investments	0.9	—	—	0.9
Cash equivalents	439.6	—	—	439.6
Total assets at fair value	$453.8	$152.6	$—	$606.4

	2022
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$9.2	$1.8	$—	$11.0
Municipal securities	—	20.2	—	20.2
Corporate debt securities	—	57.8	—	57.8
Residential mortgage-backed securities	—	5.2	—	5.2
Commercial mortgage-backed securities	—	23.2	—	23.2
Other debt obligations	—	11.0	—	11.0
Total fixed maturities	9.2	119.2	—	128.4
Short-term investments	—	0.4	—	0.4
Cash equivalents	487.3	—	—	487.3
Total assets at fair value	$496.5	$119.6	$—	$616.1
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
Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt as of December 31, 2023 was classified within Level 2 of the fair value hierarchy. The fair value was based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of December 31, 2023 and 2022, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of December 31, 2023	Estimated Fair Value as of December 31, 2023	Carrying Amount as of December 31, 2022	Estimated Fair Value as of December 31, 2022
	(dollars in millions)
Long-term debt	$299.0	$305.2	$295.4	$309.7
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	2023	2022	2021
	(dollars in millions)
Gross loss and LAE reserves, January 1	$287.4	$320.2	$237.2
Reinsurance recoverable on unpaid losses	(76.4)	(79.5)	(79.6)
Net loss and LAE reserves, January 1	211.0	240.7	157.6
Net incurred loss and LAE related to:
Current year	338.3	348.1	405.9
Prior years	(7.0)	2.9	(13.6)
Total incurred	331.3	351.0	392.3
Net paid loss and LAE related to:
Current year	165.9	215.6	226.4
Prior years	136.0	165.1	82.8
Total paid	301.9	380.7	309.2
Net loss and LAE reserves, December 31	240.4	211.0	240.7
Plus reinsurance recoverable on unpaid losses	43.8	76.4	79.5
Gross loss and LAE reserves, December 31	$284.2	$287.4	$320.2
Incurred losses and LAE attributable to prior accident years was a decrease of $7.0 million, an increase of $2.9 million and a decrease of $13.6 million during 2023, 2022 and 2021, respectively.
The decrease to incurred losses for prior accident years in 2023 of $7.0 million was primarily driven by lower-than-expected reported losses from accident year 2022 related to liability and physical damage coverages.
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
The following table shows incurred and paid losses and allocated loss adjustment expenses, or ALAE, development by accident year for private passenger auto and renters in aggregate, cumulative claim frequency is defined as the number of reported claims at the claim level which includes reported claims that do not result in a liability:

Incurred Losses and ALAE—Net of Reinsurance
Accident Year	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023	IBNR	Reported Claims(1)
		(dollars in millions)
2017	$1.2	$1.1	$1.1	$1.1	$1.1	$1.1	$1.1	$—	556
2018		42.3	48.3	49.6	48.7	48.3	48.5	0.1	18,116
2019			287.3	306.3	304.7	306.0	305.9	0.8	90,185
2020				295.9	287.7	286.2	286.8	2.1	117,180
2021					341.6	348.1	349.6	7.9	151,999
2022						296.0	288.4	16.0	118,731
2023							291.2	102.4	82,578
Total							$1,571.5	$129.3	579,345

Cumulative Paid Losses and ALAE—Net of Reinsurance
Accident Year	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023
		(dollars in millions)
2017	$0.6	$0.9	$1.0	$1.1	$1.1	$1.1	$1.1
2018		20.6	44.6	48.1	48.1	47.7	48.0
2019			177.0	277.7	296.2	302.1	304.5
2020				182.0	238.5	269.9	280.9
2021					179.4	294.6	332.3
2022						175.3	248.3
2023							133.9
Total							1,349.0
Loss and ALAE reserves—net of reinsurance							$222.5
_______________
(1) Reported by claim event.
The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and ALAE reserves, with separate disclosure of unallocated LAE, or ULAE, and reinsurance recoverable on unpaid losses for the years ended December 31:

	2023	2022
	(dollars in millions)
Loss and ALAE reserves—net of reinsurance	$222.5	$195.0
ULAE reserves—net of reinsurance	17.9	16.0
Reinsurance recoverables on unpaid losses	43.8	76.4
Total loss and LAE reserves—gross of reinsurance	$284.2	$287.4

The following table sets forth the historical average annual percentage payout of incurred losses and ALAE (claims duration), net of reinsurance, as of December 31, 2023:

Year	1	2	3	4	5	6	7
Incremental paid(1)	53.8%	31.3%	8.8%	3.7%	—%	0.3%	—%
_______________
(1) Supplemental information and unaudited.
6.REINSURANCE
The following table reflects amounts affecting the consolidated balance sheets and statements of operations and comprehensive loss for reinsurance as of and for the years ended December 31:

	2023	2022	2021
	(dollars in millions)
Loss and LAE reserves:
Direct	$253.4	$269.3	$313.2
Assumed	30.8	18.1	7.0
Ceded	(43.8)	(76.4)	(79.5)
Net loss and LAE reserves	$240.4	$211.0	$240.7
Unearned premiums:
Direct	$235.4	$125.8	$170.6
Assumed	48.3	10.7	9.5
Ceded	(48.2)	(74.2)	(100.8)
Net unearned premiums	$235.5	$62.3	$79.3
Premiums written:
Direct	$674.6	$556.8	$725.9
Assumed	108.5	43.2	16.7
Ceded	(209.9)	(331.2)	(397.3)
Net premiums written	$573.2	$268.8	$345.3
Premiums earned:
Direct	$564.9	$601.6	$712.3
Assumed	70.9	42.0	7.3
Ceded	(235.9)	(357.7)	(409.3)
Net premiums earned	$399.9	$285.9	$310.3
Losses and LAE incurred:
Direct	$424.1	$549.8	$683.9
Assumed	51.7	44.9	10.9
Ceded	(144.5)	(243.7)	(302.5)
Net losses and LAE incurred	$331.3	$351.0	$392.3
During 2023, we commuted certain agreements with our reinsurers which resulted in $0.7 million of loss and loss adjustment expenses and a $4.6 million expense of other insurance expense (benefit), respectively, on the consolidated statements of operations and comprehensive loss. A portion of the loss and loss adjustment expenses is related to an allowance for credit losses of $1.7 million, that was established due to a commutation with one of our reinsurers as of December 31, 2023.
Additionally, in connection with the commutation of certain agreements with reinsurers during 2023, we received cash and cash equivalents and released collateral balances held of $27.1 million, reinsurance recoverable and receivable decreased by $35.1 million, prepaid reinsurance premiums were reduced by $34.6 million and reinsurance premiums payable decreased by $37.3 million.
If our reinsurance was cancelled at December 31, 2023 and 2022, the maximum amount of return ceded commissions due with the return of unearned premiums would have been $12.3 million and $19.0 million, respectively. Our reinsurance recoverable on unpaid losses gross of the provision for loss corridor, loss ratio caps and allowance for credit losses was $65.6 million and $143.3 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, a provision for loss corridor of $19.4 million and $66.2 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.
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
Under the latter set of circumstances, we must issue additional warrants to purchase shares of our Class A common stock equal to 1.0% of the aggregate number of issued and outstanding shares of Class A common stock on a fully-diluted basis as of the date the threshold is reduced. The additional warrants, if issued, would have an exercise price equal to the 30-trading day volume weighted average price of the Class A common stock as of the trading day immediately prior to the triggering date. The additional warrants will expire on the later of the repayment in full of the Term Loan, January 27, 2027 or the date that falls 12 months after the issuance of these warrants. As of December 31, 2023, the fair value of these 1.0% warrants was immaterial to our consolidated financial statements.
The following summarizes the carrying value of long-term debt and warrants as of December 31, 2023 and 2022:

	2023	2022
	(dollars in millions)
Term Loan	$300.0	$300.0
Accrued interest payable	7.9	7.3
Unamortized discount and debt issuance costs and warrants	(8.9)	(11.9)
Total	$299.0	$295.4

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
Operating lease right-of-use assets and corresponding operating lease liabilities are recognized upon the commencement date based primarily on the present value of lease payments over the lease term. We use the implicit rate of the lease, if it is readily determinable, in determining the present value of lease payments. Our leases generally do not provide an implicit rate. Therefore, we use a collateralized incremental borrowing rate that incorporates information available at commencement date, including our company-specific interest rates from recent debt issuances, which we adjusted to obtain our company-specific interest rate risk. We also leverage commercial mortgage-backed securities, or CMBS, rates for transactions with similar values, origination dates, geographies and property types as the respective lease, which are adjusted using linear interpolation if the lease term falls between the published CMBS terms.
The following table summarizes supplemental balance sheets information related to leases at December 31, 2023 and 2022:

	2023	2022
	(dollars in millions)
Operating leases:
Operating lease liabilities	$8.2	$10.5
Operating lease right-of-use assets	$3.5	$4.3
Operating lease liabilities are included in other liabilities and operating lease right-of-use assets are included in other assets in our consolidated balance sheets.
The components of lease costs for the years ended December 31, 2023, 2022 and 2021 are as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Lease cost components:
Operating lease costs(1)	$1.8	$2.1	$5.0
______________
(1) Variable lease expense and short-term lease expense recognized during the years ended December 31, 2023, 2022, and 2021 were immaterial.

Supplemental cash flow information for the years ended December 31, 2023, 2022 and 2021 are as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Operating cash flows paid for amounts included in the measurement of lease liabilities	$3.2	$3.9	$3.8
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
We also sublease certain office space, resulting in sublease income. Sublease income and the related assets and cash flows are not material to our consolidated financial statements as of and for the years ended December 31,

2023, 2022 and 2021. Sublease income is recognized as a reduction to operating lease expense in our consolidated statements of operations and comprehensive loss.
The weighted average remaining lease term and weighted average operating lease discount rate, as of December 31, 2023 and 2022 are as follows:

	2023	2022
Weighted average of remaining operating lease term (years)	3.8	4.6
Weighted average operating lease discount rate	11.8%	11.8%
Future lease payments as of December 31, 2023 were as follows:

Operating Leases
(dollars in millions)
2024	$3.0
2025	2.2
2026	2.3
2027	2.4
2028	0.2
2029 and thereafter	—
Total future lease payments	10.1
Less: imputed interest	(1.9)
Total lease liabilities	$8.2

9.INCOME TAXES
The following table displays income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021:

For the Years Ended December 31,
	2023	2022	2021
(dollars in millions)
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$—	$—	$—

The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2023, 2022 and 2021 to pretax income as a result of the following:

	2023		2022		2021
	(dollars in millions)
Loss before income taxes	$(147.4)		$(297.7)		$(521.1)
Statutory U.S. federal income tax benefit	(30.9)	21.0%	(62.5)	21.0%	(109.4)	21.0%
Valuation allowance on deferred tax assets	34.9	(23.7)	65.8	(22.1)	116.7	(22.4)
Share-based compensation	5.5	(3.7)	4.9	(1.6)	(3.3)	0.6
Nondeductible compensation	1.2	(0.8)	1.3	(0.4)	1.8	(0.3)
Return to provision permanent adjustments	—	—	(3.5)	1.2	(0.5)	0.1
State net operating loss	(10.5)	7.1	(7.1)	2.4	(4.9)	0.9
Other	(0.2)	0.1	1.1	(0.5)	(0.4)	0.1
Income tax expense (benefit)	$—	—%	$—	—%	$—	—%
The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022:

	2023	2022
	(dollars in millions)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$2.1	$1.9
Unearned premium reserves	10.0	2.7
Disallowed interest carryforward	19.4	16.5
Deferred compensation	7.3	6.1
Stock and warrant compensation	10.2	9.5
Other	6.0	7.8
State net operating loss carryforward	27.9	17.4
Net operating loss carryforward	280.6	266.4
Gross deferred assets	363.5	328.3
Less valuation allowance	(356.4)	(322.3)
Total deferred tax assets, less valuation allowance	7.1	6.0
Deferred tax liabilities:
Research and experimental expenditures	1.1	2.0
Fixed assets	0.7	1.3
Deferred policy acquisition costs	3.8	1.5
Intangible assets	0.4	0.3
Investments	1.0	0.8
Other	0.1	0.1
Deferred tax liabilities	7.1	6.0
Net deferred tax asset	$—	$—
The above amounts were calculated in accordance with ASC 740, Income Taxes. The application of ASC 740 requires a company to evaluate the recoverability of deferred tax assets and to establish a valuation allowance if necessary to reduce the carrying value of the deferred tax asset to an amount which is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we include many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) the timing of expected reversal; (4) taxable income in prior carry back years as well as projected taxable earnings exclusive of reversing temporary differences and carry forwards; (5) the length of time that carryovers can be used; (6) unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit expiring unused. Although lack of realization is not assured, we believe it is more likely than not that the deferred tax assets will not be realized. As such, a valuation allowance of $356.4 million has been established. The valuation allowance increased by $34.1 million and $67.3 million for the years ended December 31, 2023 and 2022, respectively, primarily due to our net operating loss.
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
The following table sets forth carryforwards related to NOLs and tax credits:

	Carryforward with Expiration	Carryforward Indefinitely	Total	Years of Expiration
	(dollars in millions)
Federal	$662.4	$673.8	$1,336.2	2035 - 2043
State (gross, apportioned)	173.4	267.8	441.2	2024 - 2043
Research and development credits	0.9	—	0.9	2036 - 2038
Total	$836.7	$941.6	$1,778.3

We file a consolidated federal income tax return and certain state income tax returns. Tax years 2020 and forward are still subject to U.S. federal examinations. The federal statute of limitations is generally three years. Currently all state income and franchise tax returns are within each taxing authorities statute of limitations and are subject to examination.
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
As of December 31, 2023 we do not expect to incur any additional material expenditures in future periods related to restructuring actions that have occurred.

The following table displays restructuring costs recorded in general and administrative expenses on the consolidated statements of operations and comprehensive loss:

	For the Years Ended December 31,			Cumulative Incurred Through December 31, 2023
	2023	2022	2021
	(dollars in millions)
Restructuring costs:
Employee costs	$7.7	$15.5	$—	$23.2
Real estate exit costs	—	2.1	—	2.1
Other costs	3.5	1.0	—	4.5
Total restructuring costs	$11.2	$18.6	$—	$29.8

The following table displays a rollforward of the accrual for restructuring costs recorded in accounts payable and accrued expenses on the consolidated balance sheets:

	Employee costs	Other costs	Total liability
	(dollars in millions)
Restructuring liability as of December 31, 2021	$—	$—	$—
Expense incurred	10.2	1.0	11.2
Payments	(7.1)	(0.9)	(8.0)
Restructuring liability as of December 31, 2022	$3.1	$0.1	$3.2
Expense incurred	7.3	3.4	10.7
Payments	(2.1)	(3.5)	(5.6)
Restructuring liability as of December 31, 2023	$8.3	$—	$8.3

11.CAPITAL STOCK
As of December 31, 2023, our total authorized shares consist of 1.0 billion shares of Class A common stock, 269.0 million shares of Class B common stock, and 100.0 million shares of preferred stock.
In October 2021, we issued redeemable convertible preferred stock to Carvana pursuant to the Investment Agreement. We received $126.5 million of gross proceeds from the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Preferred Stock, which have a redemption value of $126.5 million, and issued Carvana eight tranches of warrants to purchase shares of the Company’s Class A common stock. Further details on the warrants are discussed in Note 12, “Share-Based Compensation.” In connection with the Investment Agreement, we incurred issuance costs of $19.6 million. As of December 31, 2023, there was $3.0 million of unpaid issuance costs contingent upon certain warrant vesting milestones in connection with the Investment Agreement. We allocated the issuance costs between the preferred stock and the warrants based on their relative fair values. The warrants are recognized on a pro-rata basis considering Carvana’s progress toward achieving the milestones and the allocated issuance costs are reclassified from other assets to contra-equity on that same pro-rata basis. As of December 31, 2023, issuance costs were recognized in our consolidated balance sheets as follows: $14.5 million as contra-redeemable convertible preferred stock; $4.7 million as contra-additional paid-in capital; and $0.4 million as other assets. The carrying value of our preferred stock was $112.0 million as of December 31, 2023.
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
Beginning after the fifth anniversary of the Integrated Platform becoming available to customers, Series A Preferred Stockholders are entitled to receive, when, as and if declared by the board of directors, a dividend at an annual rate of 5% of the liquidation preference per share of Series A Preferred Stock, if our 90-day volume-weighted average price per share of Class A common stock is below the conversion price at that time.
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
Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time, or from time to time, into shares of Class A common stock at a conversion rate equal to the liquidation preference divided by the conversion price. As of December 31, 2023, the conversion price was $162.00 per share and the Series A Preferred Stock was convertible into 0.8 million shares of Class A common stock. To the extent that such conversion would cause the holder to hold in excess of 9.9% of the voting stock, such conversion would be subject to approval from the Ohio Director of Insurance.
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
As of December 31, 2023, we determined the remaining unvested short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized warrant compensation expense related to these equity-classified warrants based on progress toward completing the Integrated Platform and policies originating through the Integrated Platform. In

September 2022, the Integrated Platform launched and as a result, tranche 1 of our short-term warrants vested. In November 2023, tranche 2 of our short-term warrants vested as a result of policies originated through the Integrated Platform. There were no exercises upon vesting and all warrants remain outstanding. All of these warrants are out-of-the-money and therefore have no intrinsic value as of December 31, 2023.
The following table displays warrant compensation expense recorded in the consolidated statements of operations and comprehensive loss:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Warrant compensation expense:
Sales and marketing	$—	$8.8	$8.8
Other insurance expense (benefit)	17.4	5.7	—
Total warrant compensation expense	$17.4	$14.5	$8.8
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
As of December 31, 2023, there was $3.8 million of unrecognized compensation cost related to the warrants. The remaining costs are expected to be recognized over a period of approximately one year.
Employee Share-Based Compensation
2020 Equity Incentive Plan
We maintain an equity incentive plan, the 2020 Equity Incentive Plan, or the 2020 Plan, for the issuance and grant of equity awards (restricted stock, RSUs, PSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of December 31, 2023, the number of shares authorized under the 2020 Plan was 3.8 million shares of Class A common stock, inclusive of available shares previously reserved for issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, and subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. In addition, this reserve will automatically increase on January 1 of each year, which commenced on January 1, 2021 and will end on (and including) January 1, 2030, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31 of the preceding year. However, the board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock. The aggregate maximum number of shares of Class A common stock that may be issued pursuant to the exercise of incentive stock options is 6.7 million shares. As of December 31, 2023, the number of shares available for issuance under the 2020 Plan was 1.2 million.
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
The following table displays employee share-based compensation expense recorded in the consolidated statements of operations and comprehensive loss:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.7	$0.7	$1.5
Sales and marketing	0.3	0.8	1.0
Other insurance expense (benefit)	0.6	0.8	1.6
Technology and development	3.4	3.3	4.5
General and administrative	12.3	24.9	10.7
Total share-based compensation expense	$17.3	$30.5	$19.3
The following table provides total employee share-based compensation expense by type of award:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$15.8	$28.8	$14.9
Performance-based restricted stock unit expense	0.4	—	—
Stock option expense	1.1	1.7	4.4
Total share-based compensation expense	$17.3	$30.5	$19.3
As of December 31, 2023, there was $1.0 million, $21.0 million and $1.9 million of unrecognized compensation cost related to unvested stock options, RSUs and PSU’s, respectively. The remaining costs are expected to be recognized over a period of approximately three years for unvested stock options and four years for RSUs and PSUs.

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
The following table provides other key terms of the PSUs:

Performance-Based Restricted Stock Units	Stock Price Goals	Shares Issued	Grant Date Fair Value per Share
	(in millions, except per share amounts)
Tranches:
Tranche 1	$16.76	—	$7.69
Tranche 2	25.14	0.1	6.70
Tranche 3	33.52	0.1	5.87
Tranche 4	41.90	0.2	5.10
		0.4
Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PSU activity for the years ended December 31, 2023 and 2022 is as follows:

Restricted Stock Units and Performance-Based Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2022	0.5	$162.36	$27.4
Granted	1.1	31.34
Vested	(0.1)	135.25	3.3
Forfeited, expired or canceled	(0.4)	81.38
Nonvested at December 31, 2022	1.1	$51.81	$5.0
Granted	1.6	6.67
Vested	(0.6)	50.53	3.4
Forfeited, expired or canceled	(0.2)	51.90
Nonvested at December 31, 2023	1.9	$14.47	$20.3

Stock Options
A summary of option activity for the years ended December 31, 2023 and 2022 is as follows:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding at January 1, 2022	0.4	$42.48	6.12	$9.5
Granted	—	21.42
Exercised	(0.1)	6.60		1.9
Forfeited, expired or canceled	(0.1)	83.89
Outstanding at December 31, 2022	0.2	$38.15	5.63	$0.2
Granted	—	8.94
Exercised	—	—		—
Forfeited, expired or canceled	(0.1)	44.88
Outstanding at December 31, 2023	0.1	$33.68	4.29	$0.5
A summary of total options outstanding and exercisable at December 31, 2023:

	Options Outstanding and Exercisable
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
	(in millions, except exercise price and term amounts)
Range of Exercise Prices:
$0.60 - $21.42	0.1	$5.05	3.61
$21.42 - $130.50	—	$67.76	5.30
$130.50 - $231.66	—	$148.88	6.33
The 2020 and 2015 Plans permit the optionee to early exercise options to obtain preferred tax treatment before the completion of the award’s requisite service or vesting period. If the employee terminates employment before the end of this period, the 2020 and 2015 Plans allow us to repurchase the shares, at our option, at the exercise price of the award. The repurchase feature is used to incentivize the employee to remain through the requisite service or vesting period to receive the full economic benefit of the award. As of December 31, 2023 and 2022, share repurchase obligations were immaterial to our consolidated financial statements.

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
The following table summarizes, by remaining maturity, future commitments related to other arrangements as of December 31, 2023:

Purchase Obligations
(dollars in millions)
2024	$13.3
2025	13.9
2026	11.0
2027	—
2028 and thereafter	—
Total	$38.2
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
14.OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Beginning balance	$(5.8)	$0.4	$5.6
Other comprehensive income (loss) before reclassifications	3.3	(6.9)	(2.8)
Net realized losses (gains) on investments reclassified from AOCI to net loss	—	0.7	(2.4)
Other comprehensive income (loss)	3.3	(6.2)	(5.2)
Ending balance	$(2.5)	$(5.8)	$0.4

15.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Net loss	$(147.4)	$(297.7)	$(521.1)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.4	14.1	13.8
Loss per common share: basic and diluted (both Class A and B)	$(10.24)	$(21.11)	$(37.76)

We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each year end, from the computation of diluted EPS attributable to common stockholders for the years indicated because including them would have had an anti-dilutive effect:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Options to purchase common stock	0.1	0.2	0.4
Nonvested shares subject to repurchase	0.1	0.1	0.1
RSUs and PSUs	1.9	1.1	0.5
Redeemable convertible preferred stock (as converted to common stock)	0.8	0.8	0.8
Warrants to purchase common stock	7.7	7.7	7.2
Total	10.6	9.9	9.0
16.STATUTORY FINANCIAL INFORMATION
Root Insurance Company and Root Property & Casualty, or our insurance subsidiaries, are required to prepare statutory financial statements in conformity with the basis of accounting practices prescribed or permitted by the Ohio Department of Insurance. Ohio has adopted the National Association of Insurance Commissioners, or NAIC Accounting Practices and Procedures Manual as the basis of their statutory accounting practices. Root Insurance Company and Root Property & Casualty’s statutory capital and surplus as of December 31, 2023 and 2022 and statutory net loss for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Statutory Net Loss			Statutory Capital and Surplus
	2023	2022	2021	2023	2022
	(in millions)
Root Insurance Company	$(44.4)	$(125.7)	$(126.9)	$60.1	$77.0
Root Property & Casualty	(12.2)	(30.8)	(33.4)	21.3	20.3
Total	$(56.6)	$(156.5)	$(160.3)	$81.4	$97.3
The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio. These insurance laws require domestic insurance companies to notify the supervisory superintendent, commissioner and/or director to seek prior regulatory approval to pay a dividend or distribute cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer as of the prior December 31. During the years ended December 31, 2023, 2022 and 2021, Root Insurance Company and Root Property & Casualty did not pay any dividends.
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
The NAIC Risk-Based Capital, or RBC, model law requires every insurer to calculate its total adjusted capital and RBC requirement to ensure insurer solvency. Regulatory guidelines provide for an insurance commissioner to intervene if the insurer experiences financial difficulty, as evidenced by a company's total adjusted capital falling below established relationships to required RBC. The model includes components for asset risk, underwriting risk, credit risk and other factors. The State of Ohio imposes a minimum RBC requirement that is developed by the NAIC. The formulas in the model for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC, as defined by the

NAIC. Companies below specific trigger points or ratios are classified within certain levels, all of which require specified corrective action. Root Insurance Company and Root Property & Casualty’s capital and surplus exceeded its authorized control level RBC of $12.8 million and $2.8 million for the year ended December 31, 2023, respectively, and $17.4 million and $4.1 million for the year ended December 31, 2022, respectively.
17.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023		2022		2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$134.3	17.1%	$109.3	18.2%	$152.3	20.5%
Georgia	94.3	12.0	62.3	10.4	79.2	10.7
Colorado	53.6	6.8	40.6	6.8	33.5	4.5
Pennsylvania	45.2	5.8	34.9	5.8	39.8	5.4
Arizona	35.4	4.5	17.1	2.9	23.5	3.2
South Carolina	34.4	4.4	20.1	3.4	26.3	3.5
Utah	30.8	3.9	30.9	5.2	33.8	4.6
Ohio	26.7	3.4	15.1	2.5	18.0	2.4
Oklahoma	23.6	3.0	19.8	3.3	22.5	3.0
Missouri	22.9	2.9	17.2	2.9	24.7	3.3
All others states	281.9	36.2	232.7	38.6	289.0	38.9
Total	$783.1	100.0%	$600.0	100.0%	$742.6	100.0%

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered in this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements contained in this Annual Report on Form 10-K, and has issued an attestation report on the effectiveness of our internal controls over financial reporting, which is included below.
Changes in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “preceding Form 10-K”), management concluded that there was a material weakness in internal controls over financial reporting related to monitoring and the control environment, including the circumvention of control activities, that contributed to the fraud perpetrated by a former senior marketing employee, and aggregated to a material weakness. Specifically, the material weakness related to inadequate hiring practices for employees in senior leadership positions whose roles and responsibilities include the initiation of transactions with third parties, and ineffective control and monitoring activities, including the circumvention of certain control activities, related to the review, authorization and approval of third-party vendors, and associated contracts for services, and approval of third-party vendor payments.
We have taken the following steps to remediate the material weakness described above:
•Enhanced our policy to require more comprehensive hiring practices for individuals in senior leadership positions, which includes more robust background checks than we require for all other employees.
•Improved the design of internal vendor management processes and controls, including hiring dedicated procurement resources to ensure contracts, including amendments, are appropriately reviewed, authorized in accordance with our delegation of authority policies, and approved.
•Clarified the design of vendor payment controls to prescribe the criteria an approver must review, in addition to invoice requests, to adequately support payments to vendors.
•Implemented more stringent monitoring controls to ensure compliance with contract reviews, approval authority limits and vendor payment policies.

As of December 31, 2023, testing of both the design and operating effectiveness of the new controls was completed, and management concluded that the material weakness in internal controls over financial reporting related to this matter has been remediated.
Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Root, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 21, 2024

Item 9B.  Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2023.
On February 19, 2024, Matt Bonakdarpour, 37, was appointed President and Chief Technology Officer of the Company. Mr. Bonakdarpour has been the Chief Technology Officer of the Company since February 23, 2022.
Mr. Bonakdarpour will continue to receive compensation and benefits materially similar to those described in the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on April 27, 2023 (the “2023 Proxy Statement”), except that Mr. Bonakdarpour’s target annual incentive opportunity was increased to 100% of annual base salary under the Company’s annual short-term incentive program, and in the Company’s Current Report on Form 8-K, as filed with the SEC on August 11, 2023. The biographical information and business experience of Mr. Bonakdarpour is also included in the 2023 Proxy Statement, and those descriptions are incorporated herein by reference.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference in the definitive proxy statement for our Annual Meeting of Stockholders to be held on or about June 5, 2024. This proxy statement is referred to in this report as the 2024 Proxy Statement.
We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement in a section entitled “Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.

Item 11.  Executive Compensation
The information required by this Item is incorporated by reference in the 2024 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference in the 2024 Proxy Statement.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence
The information required by this Item is incorporated by reference in the 2024 Proxy Statement.

Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference in the 2024 Proxy Statement.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules.
(a)Exhibits.

Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39568	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Description of Securities					X

4.3	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.4	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.5	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

10.1#	Root, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-256076	99.2	May 13, 2021

10.2#	First Amendment to 2020 Employee Stock Purchase Plan	10-Q	001-39658	10.1	November 9, 2022

10.3#	Root, Inc. 2020 Equity Incentive Plan.	10-Q	001-39658	10.1	December 2, 2020

10.4#	First Amendment to 2020 Equity Incentive Plan	10-Q	001-39658	10.2	November 9, 2022
10.5#	Root, Inc. Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.1	October 5, 2020
10.6#	First Amendment to 2015 Amended and Restated Equity Incentive Plan	10-Q	001-39658	10.3	November 9, 2022

10.7#	Offer Letter by and between Root, Inc. and Alexander Timm, dated January 4, 2021.	10-K	001-39658	10.16	March 4, 2021

10.8#	Amended and Restated Offer Letter by and between Root, Inc. and Daniel Rosenthal, dated February 24, 2021.	10-K	001-39658	10.17	March 4, 2021

10.9#	First Amendment to Amended and Restated Offer Letter by and between Root, Inc. and Daniel Rosenthal, dated February 23, 2022	10-K	001-39658	10.27	February 23, 2022

10.10#	First Amendment to Offer Letter by and between Root, Inc. and Alexander Timm, dated February 22, 2022	10-K	001-39658	10.26	February 23, 2022

10.11#	Executive Employment Agreement with Robert Bateman	8-K	001-39658	10.1	March 23, 2022

10.12#	Executive Employment Agreement with Matt Bonakdarpour	10-Q	001-39658	10.2	August 8, 2022

10.13#	Form of Executive Retention Award	10-K	001-39658	10.3	February 23, 2022

10.14#	Root Inc, Non-Employee Director Compensation Policy adopted February 17, 2022	10-K	001-39658	10.4	February 23, 2022

10.15#	Form of Stock Option Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.2	October 5, 2020

10.16#	Form of Notice of Stock Option Exercise and Stock Option Exercise Agreement under the Amended and Restated 2015 Equity Incentive Plan.	10-K	001-39658	10.7	March 4, 2021

10.17#	Form of Root, Inc. 2020 Equity Incentive Plan RSU Award Grant Notice and Award Agreement	10-Q	001-39658	10.2	May 6, 2021

10.18#	Form of Root, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Option Agreement	10-Q	001-39658	10.1	August 12, 2021

10.19#	Form of Director and Officer Indemnity Agreement	10-K	001-39658	10.22	February 23, 2022

10.20#	Form of RSU Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.4	October 5, 2020

10.21*	Term Loan Agreement, dated as of January 26, 2022, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto	10-Q	001-39658	10.1	May 4, 2022

10.22*	Commercial Agreement, dated as of October 1, 2021	8-K	001-39658	10.1	October 1, 2021

10.23*	First Amendment to Carvana Commercial Agreement, dated as of May 13, 2022	10-Q	001-39658	10.3	August 8, 2022

10.24#	Root, Inc. Executive Compensation Agreement	10-K	001-39658	10.30	February 23, 2022

10.25#	Form of Root, Inc. Cash Incentive Agreement	10-Q	001-39658	10.9	May 4, 2022

10.26	Investment Agreement, dated as of August 11, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.1	August 12, 2021

10.27	First Amendment to Investment Agreement, dated as of September 29, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.3	October 1, 2021

10.28	Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated November 25, 2019.	S-1	333-249332	4.2	October 5, 2020

10.29	Amendment to the Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated October 28, 2020	10-K	001-39658	10.5	February 23, 2022

10.30	Board Observation Side Letter, dated January 26, 2022, by and between the Company and GCO II Aggregator 2 L.P.	8-K	001-39658	10.2	January 27, 2022

10.31	Registration Rights Agreement, dated January 26, 2022, by and between the Company and the other parties thereto.	8-K	001-39658	10.3	January 27, 2022

10.32*#	Separation and Transition Agreement dated February 20, 2023, between Daniel Rosenthal and Root, Inc.	10-K	001-39658	10.34	February 22, 2023

10.33#	Executive Employment Agreement with Megan Binkley	8-K	001-39658	10.1	March 1, 2023

10.34#	Retention Bonus Agreement between Megan Binkley and Root, Inc.	10-Q	001-39658	10.3	May 3, 2023

10.35#	Non-Employee Director Compensation Policy	10-Q	001-39658	10.1	August 2, 2023

10.36#	Executive Retention Agreement between Matt Bonakdarpour and Root, Inc. dated August 9, 2023	8-K	001-39658	10.1	August 11, 2023

10.37#	Performance-Based RSU Award Grant Notice	10-Q	001-39658	10.2	November 1, 2023

10.38#	Root, Inc. Non-Employee Director Compensation Policy adopted October 23, 2023	8-K	001-39658	10.1	October 26, 2023

21.1	List of subsidiaries of Root, Inc.					X

23.1	Consent of Deloitte & Touche LLP.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Root, Inc. Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: February 21, 2024

ROOT, INC.
By:	/s/Alexander Timm
Alexander Timm
Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander Timm and Megan Binkley, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Timm	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
Alexander Timm

/s/ Megan Binkley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2024
Megan Binkley

/s/ Doug Ulman	Director	February 21, 2024
Doug Ulman

/s/ Jerri DeVard	Director	February 21, 2024
Jerri DeVard

/s/ Larry Hilsheimer	Director	February 21, 2024
Larry Hilsheimer

/s/ Beth Birnbaum	Director	February 21, 2024
Beth Birnbaum

/s/ Nancy Kramer	Director	February 21, 2024
Nancy Kramer

/s/ Julie Szudarek	Director	February 21, 2024
Julie Szudarek

/s/ Donna Dorsey	Director	February 21, 2024
Donna Dorsey