Form 10-Q
period 2024-03-31
Root, Inc.
filed 2024-04-30
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
(Former name, former address and former fiscal year, if changed since last report)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2024, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 9.9 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 5.0 million.

i

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
•our expectations regarding our future financial performance, including total revenue, gross profit/(loss), net income/(loss), direct contribution, adjusted EBITDA, net loss and loss adjustment expense, or LAE, ratio, net expense ratio, net combined ratio, gross loss ratio, marketing costs and costs of customer acquisition, gross LAE ratio, gross expense ratio, gross combined ratio, operating expenses, quota share levels, changes in unencumbered cash balances and expansion of our new and renewal premium base;
•our ability to realize profits, acquire customers, retain customers, contract with additional partners to utilize the products, or achieve other benefits from our embedded insurance offering;
•our ability to expand our distribution channels through additional partnership relationships, digital media, independent agents and referrals;
•our ability to drive a significant long-term competitive advantage through our partnership with Carvana Group, LLC, or Carvana and other partnerships;
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
ii

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
•our ability to defend against cybersecurity threats and prevent, or recover from, a security breach or other significant disruption of our technology systems or those of our partners and third-party service providers;
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
iii

Part I.  Financial Information
Item 1.  Financial Statements - Unaudited
`

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	March 31,	December 31,
	2024	2023
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $210.6 and $168.4 at March 31, 2024 and December 31, 2023, respectively)	$207.3	$165.9
Short-term investments (amortized cost: $8.7 and $0.9 at March 31, 2024 and December 31, 2023, respectively)	8.7	0.9
Other investments	4.4	4.4
Total investments	220.4	171.2
Cash and cash equivalents	640.5	678.7
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $5.2 and $4.0 at March 31, 2024 and December 31, 2023, respectively	292.0	247.1
Reinsurance recoverable and receivable, net of allowance of $1.8 at March 31, 2024 and December 31, 2023	147.1	125.3
Prepaid reinsurance premiums	50.2	48.2
Other assets	81.1	76.2
Total assets	$1,432.3	$1,347.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$322.0	$284.2
Unearned premiums	339.4	283.7
Long-term debt and warrants	299.3	299.0
Reinsurance premiums payable	54.1	54.4
Accounts payable and accrued expenses	40.9	65.6
Other liabilities	98.9	83.1
Total liabilities	1,154.6	1,070.0
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at March 31, 2024 and December 31, 2023 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 9.6 and 9.5 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Class B convertible common stock, $0.0001 par value, 269.0 shares authorized, 5.0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,890.4	1,883.4
Accumulated other comprehensive loss	(3.3)	(2.5)
Accumulated loss	(1,721.4)	(1,715.2)
Total stockholders’ equity	165.7	165.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,432.3	$1,347.7
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Revenues:
Net premiums earned	$230.3	$60.0
Net investment income	9.2	6.7
Fee income	14.7	3.2
Other income	0.7	0.2
Total revenues	254.9	70.1
Operating expenses:
Loss and loss adjustment expenses	166.4	63.3
Sales and marketing	30.4	3.6
Other insurance expense	24.6	1.3
Technology and development	11.0	10.2
General and administrative	17.1	21.5
Total operating expenses	249.5	99.9
Operating income (loss)	5.4	(29.8)
Interest expense	(11.6)	(11.1)
Loss before income tax expense	(6.2)	(40.9)
Income tax expense	—	—
Net loss	(6.2)	(40.9)
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(0.8)	1.1
Comprehensive loss	$(7.0)	$(39.8)
Loss per common share: basic and diluted (both Class A and B)	$(0.42)	$(2.88)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.6	14.2

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—January 1, 2024	14.1	$112.0	9.5	5.0	$—	$1,883.4	$(2.5)	$(1,715.2)	$165.7
Net loss	—	—	—	—	—	—	—	(6.2)	(6.2)
Other comprehensive loss	—	—	—	—	—	—	(0.8)	—	(0.8)
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	4.6	—	—	4.6
Warrant compensation expense	—	—	—	—	—	2.8	—	—	2.8
Warrant issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—March 31, 2024	14.1	$112.0	9.6	5.0	$—	$1,890.4	$(3.3)	$(1,721.4)	$165.7

Balance—January 1, 2023	14.1	$112.0	9.2	5.0	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
Net loss	—	—	—	—	—	—	—	(40.9)	(40.9)
Other comprehensive income	—	—	—	—	—	—	1.1	—	1.1
Common stock—share-based compensation expense	—	—	—	—	—	2.5	—	—	2.5
Warrant compensation expense	—	—	—	—	—	4.4	—	—	4.4
Warrant issuance costs	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance—March 31, 2023	14.1	$112.0	9.2	5.0	$—	$1,857.1	$(4.7)	$(1,608.7)	$243.7

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net loss	$(6.2)	$(40.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	4.6	2.5
Warrant compensation expense	2.8	4.4
Depreciation and amortization	2.9	2.7
Bad debt expense	6.0	2.8
Changes in operating assets and liabilities:
Premiums receivable	(50.9)	(4.4)
Reinsurance recoverable and receivable	(21.8)	19.4
Prepaid reinsurance premiums	(2.0)	0.1
Other assets	(5.0)	8.9
Losses and loss adjustment expenses reserves	37.8	(27.8)
Unearned premiums	55.7	4.6
Reinsurance premiums payable	(0.3)	(33.9)
Accounts payable and accrued expenses	(24.7)	(13.5)
Other liabilities	15.6	(8.6)
Net cash provided by (used in) operating activities	14.5	(83.7)
Cash flows from investing activities:
Purchases of investments	(59.0)	(4.8)
Proceeds from maturities, call and pay downs of investments	9.0	8.2
Capitalization of internally developed software	(2.1)	(2.5)
Purchases of fixed assets	(0.2)	—
Net cash (used in) provided by investing activities	(52.3)	0.9
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(0.4)	—
Net cash used in financing activities	(0.4)	—
Net decrease in cash, cash equivalents and restricted cash	(38.2)	(82.8)
Cash, cash equivalents and restricted cash at beginning of period	679.7	763.1
Cash, cash equivalents and restricted cash at end of period	$641.5	$680.3

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
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or SEC, on February 21, 2024.
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
Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	March 31,	December 31,
	2024	2023
	(dollars in millions)
Cash and cash equivalents	$640.5	$678.7
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$641.5	$679.7

Deferred Policy Acquisition Costs—The following tables provides a reconciliation of the beginning and ending deferred policy acquisition costs, net of accumulated amortization, reported in other assets within the condensed consolidated balance sheets as of March 31, 2024 and 2023:

	2024	2023
	(dollars in millions)
Balance, January 1	$18.0	$6.7
Acquisition costs deferred	10.0	4.8
Amortization expense	(6.6)	(2.6)
Balance, March 31	$21.4	$8.9
Upcoming Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition. It also requires all annual disclosures about a reportable segments’ profit or loss and assets to be reported on an interim basis. Although we operate in only one reporting segment, we are still required to provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280.
The ASU is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this ASU.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU looks to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities on an annual basis to: disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis: the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose: income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign.
This ASU is to be applied on a prospective basis with an effective date for all public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this ASU.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$22.2	$—	$—	$(0.2)	$22.0
Municipal securities	22.4	—	0.1	(0.8)	21.7
Corporate debt securities	82.1	—	0.1	(1.5)	80.7
Residential mortgage-backed securities	18.8	—	—	(0.3)	18.5
Commercial mortgage-backed securities	39.1	—	—	(0.7)	38.4
Other debt obligations	26.0	—	0.1	(0.1)	26.0
Total fixed maturities	210.6	—	0.3	(3.6)	207.3
Short-term investments	8.7	—	—	—	8.7
Total	$219.3	$—	$0.3	$(3.6)	$216.0

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$14.6	$—	$0.1	$(0.1)	$14.6
Municipal securities	24.8	—	0.1	(0.8)	24.1
Corporate debt securities	66.3	—	0.2	(1.3)	65.2
Residential mortgage-backed securities	12.0	—	0.1	(0.2)	11.9
Commercial mortgage-backed securities	30.4	—	0.1	(0.7)	29.8
Other debt obligations	20.3	—	0.1	(0.1)	20.3
Total fixed maturities	168.4	—	0.7	(3.2)	165.9
Short-term investments	0.9	—	—	—	0.9
Total	$169.3	$—	$0.7	$(3.2)	$166.8
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of March 31, 2024 and December 31, 2023. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of March 31, 2024 and December 31, 2023.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$11.0	$(0.1)	$2.4	$(0.1)	$13.4	$(0.2)
Municipal securities	5.6	—	12.7	(0.8)	18.3	(0.8)
Corporate debt securities	33.0	(0.3)	33.7	(1.2)	66.7	(1.5)
Residential mortgage-backed securities	11.2	(0.1)	2.0	(0.2)	13.2	(0.3)
Commercial mortgage-backed securities	20.3	(0.2)	12.8	(0.5)	33.1	(0.7)
Other debt obligations	15.0	—	3.8	(0.1)	18.8	(0.1)
Total fixed maturities	96.1	(0.7)	67.4	(2.9)	163.5	(3.6)
Short-term investments	8.7	—	—	—	8.7	—
Total	$104.8	$(0.7)	$67.4	$(2.9)	$172.2	$(3.6)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$1.7	$—	$2.4	$(0.1)	$4.1	$(0.1)
Municipal securities	3.1	—	15.1	(0.8)	18.2	(0.8)
Corporate debt securities	13.4	—	35.1	(1.3)	48.5	(1.3)
Residential mortgage-backed securities	4.1	—	1.9	(0.2)	6.0	(0.2)
Commercial mortgage-backed securities	9.1	(0.1)	13.4	(0.6)	22.5	(0.7)
Other debt obligations	4.4	—	4.4	(0.1)	8.8	(0.1)
Total fixed maturities	35.8	(0.1)	72.3	(3.1)	108.1	(3.2)
Short-term investments	0.3	—	—	—	0.3	—
Total	$36.1	$(0.1)	$72.3	$(3.1)	$108.4	$(3.2)

Other Investments
As of March 31, 2024 and December 31, 2023, other investments related to our private equity investments were $4.4 million. There were no realized or unrealized gains and losses or impairment losses recognized on private equity investments for the three months ended March 31, 2024 and 2023.

There were no realized gains or losses on short-term investments, available-for-sale fixed maturities and other investments for the three months ended March 31, 2024 and 2023.
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at March 31, 2024:

	March 31, 2024
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$36.0	$35.6
Due after one year through five years	137.5	135.2
Due five years through 10 years	24.3	24.2
Due after 10 years	21.5	21.0
Total	$219.3	$216.0
The following table sets forth the components of net investment income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Interest on bonds	$1.7	$0.9
Interest on deposits and cash equivalents	8.1	5.9
Total	9.8	6.8
Investment expense	(0.6)	(0.1)
Net investment income	$9.2	$6.7

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$62.4	$61.4	28.4%
AA+, AA, AA-, A-1	85.4	84.3	39.0
A+, A, A-	54.9	53.8	24.9
BBB+, BBB, BBB-	16.6	16.5	7.7
Total	$219.3	$216.0	100.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$53.0	$52.1	31.2%
AA+, AA, AA-, A-1	59.4	58.8	35.3
A+, A, A-	42.1	41.2	24.7
BBB+, BBB, BBB-	14.8	14.7	8.8
Total	$169.3	$166.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$20.8	$1.2	$—	$22.0
Municipal securities	—	21.7	—	21.7
Corporate debt securities	—	80.7	—	80.7
Residential mortgage-backed securities	—	18.5	—	18.5
Commercial mortgage-backed securities	—	38.4	—	38.4
Other debt obligations	—	26.0	—	26.0
Total fixed maturities	20.8	186.5	—	207.3
Short-term investments	7.5	1.2	—	8.7
Cash equivalents	388.5	—	—	388.5
Total assets at fair value	$416.8	$187.7	$—	$604.5

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$13.3	$1.3	$—	$14.6
Municipal securities	—	24.1	—	24.1
Corporate debt securities	—	65.2	—	65.2
Residential mortgage-backed securities	—	11.9	—	11.9
Commercial mortgage-backed securities	—	29.8	—	29.8
Other debt obligations	—	20.3	—	20.3
Total fixed maturities	13.3	152.6	—	165.9
Short-term investments	0.9	—	—	0.9
Cash equivalents	439.6	—	—	439.6
Total assets at fair value	$453.8	$152.6	$—	$606.4
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of March 31, 2024 and December 31, 2023, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of March 31, 2024	Estimated Fair Value as of March 31, 2024	Carrying Amount as of December 31, 2023	Estimated Fair Value as of December 31, 2023
	(dollars in millions)
Long-term debt	$299.3	$304.8	$299.0	$305.2
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Gross loss and LAE reserves, January 1	$284.2	$287.4
Reinsurance recoverable on unpaid losses	(43.8)	(76.4)
Net loss and LAE reserves, January 1	240.4	211.0
Net incurred loss and LAE related to:
Current year	169.4	61.9
Prior years	(3.0)	1.4
Total incurred	166.4	63.3
Net paid loss and LAE related to:
Current year	52.1	24.4
Prior years	79.2	64.0
Total paid	131.3	88.4
Net loss and LAE reserves, March 31	275.5	185.9
Plus reinsurance recoverable on unpaid losses	46.5	73.7
Gross loss and LAE reserves, March 31	$322.0	$259.6
Incurred losses and LAE attributable to prior accident years was a decrease of $3.0 million and an increase of $1.4 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses from accident year 2023. For the three months ended March 31, 2023, the development of incurred losses and LAE related to prior periods was primarily driven by higher-than-expected reported losses on material damage claims due to higher vehicle repair costs and higher-than-expected LAE on prior accident period claims.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Premiums written:
Direct	$272.9	$123.8
Assumed	57.8	10.9
Ceded	(46.7)	(69.9)
Net premiums written	$284.0	$64.8
Premiums earned:
Direct	$228.4	$120.1
Assumed	46.6	10.0
Ceded	(44.7)	(70.1)
Net premiums earned	$230.3	$60.0
Losses and LAE incurred:
Direct	$162.2	$99.8
Assumed	31.5	7.7
Ceded	(27.3)	(44.2)
Net losses and LAE incurred	$166.4	$63.3
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
The following summarizes the carrying value of long-term debt and warrants as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(dollars in millions)
Term Loan	$300.0	$300.0
Accrued interest payable	7.5	7.9
Unamortized discount and debt issuance costs and warrants	(8.2)	(8.9)
Total	$299.3	$299.0

8.INCOME TAXES
The consolidated effective tax rate was zero for the three months ended March 31, 2024 and 2023. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of March 31, 2024 and December 31, 2023, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

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
As of March 31, 2024, we do not expect to incur any additional material expenditures in future periods related to restructuring actions that have occurred.
The following table displays restructuring costs recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,		Cumulative Incurred Through March 31, 2024
	2024	2023
	(dollars in millions)
Restructuring costs:
Employee costs	$0.1	$2.3	$23.3
Real estate exit costs	—	—	2.1
Other costs	—	3.3	4.5
Total restructuring costs	$0.1	$5.6	$29.9
The following table displays a rollforward of the accrual for restructuring costs recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets:

Employee costs
(dollars in millions)
Restructuring activity:
Restructuring liability as of January 1, 2024	$8.3
Expense incurred	0.1
Payments	(8.4)
Restructuring liability as of March 31, 2024	$—

10.SHARE-BASED COMPENSATION
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants,” with the opportunity to purchase a maximum of 7.2 million shares of Class A common stock.
As of March 31, 2024, we determined the remaining unvested short-term warrants were probable of vesting. Under that scenario, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized warrant compensation expense related to these equity-classified warrants based on policies originating through the integrated automobile insurance solution for Carvana’s online buying platform. All of these warrants are out-of-the-money and therefore have no intrinsic value as of March 31, 2024.
We recognized warrant compensation expense of $2.8 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively. Warrant compensation expense is recorded in other insurance expense in the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2024, there was $1.0 million of unrecognized compensation cost related to warrants. The remaining costs are expected to be recognized in the second quarter of 2024.
Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, PSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of March 31, 2024, we had 1.9 million common shares available for issuance under the Plan.
When these RSU and PSU awards vest, we fund the related payroll tax withholding and remittance obligations by either (i) withholding shares of our Class A common stock that have otherwise been issued with respect to such awards and pay the relevant tax authorities in cash to satisfy such tax obligations, or (ii) allow holders of such awards to pay us an amount in cash, via a broker, sufficient to cover the applicable tax withholding obligations. We recognize the related tax withholding liability for employee taxes on the date of the event triggering the measurement and payment of the tax to the taxing authority, which is the vesting date.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.4	$0.1
Sales and marketing	0.1	0.1
Other insurance expense	0.2	0.1
Technology and development	0.8	0.7
General and administrative	3.1	1.5
Total share-based compensation expense	$4.6	$2.5

The following table provides total share-based compensation expense by type of award:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$4.2	$2.1
Performance-based restricted stock unit expense	0.2	—
Stock option expense	0.2	0.4
Total share-based compensation expense	$4.6	$2.5
As of March 31, 2024, there was $0.8 million, $15.8 million, and $1.7 million of unrecognized compensation cost related to unvested stock options, RSUs, and PSUs, respectively. The remaining costs are expected to be recognized over a period of approximately two years for unvested stock options, four years for RSUs and three years for PSUs.
Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PSU activity for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31, 2024
Restricted Stock Units and Performance-Based Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2024	1.9	$14.47	$20.3
Granted	—	9.06
Vested	(0.1)	45.94	1.1
Forfeited, expired or canceled	—	16.50
Nonvested at March 31, 2024	1.8	$12.77	$112.5
Stock Options
A summary of option activity for the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31, 2024
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2024	0.1	$33.68	4.29	$0.5
Granted	—	—
Exercised	—	—		—
Forfeited, expired or canceled	—	43.20
Outstanding and exercisable at March 31, 2024	0.1	$33.68	4.04	$5.6

11.COMMITMENTS AND CONTINGENCIES
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, except as disclosed below, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
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
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act in connection with and following the Company’s initial public offering. The complaint sought unspecified damages. The defendants’ motion to dismiss the claims set forth in the complaint was granted and the lawsuit was dismissed with prejudice on March 31, 2023, which dismissal was affirmed on April 29, 2024, by the United States Court of Appeals for the Sixth Circuit. Should plaintiffs further appeal, the Company intends to continue to vigorously defend against the allegations. We cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.

12.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share amounts)
Net loss	$(6.2)	$(40.9)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.6	14.2
Loss per common share: basic and diluted (both Class A and B)	$(0.42)	$(2.88)
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
	(in millions)
Options to purchase common stock	0.1	0.2
Nonvested shares subject to repurchase	0.1	0.1
RSUs and PSUs	1.8	0.9
Redeemable convertible preferred stock (as converted to common stock)	0.8	0.8
Warrants to purchase common stock	7.7	7.6
Total	10.5	9.6

13.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$61.6	18.6%	$19.5	14.5%
Georgia	39.4	11.9	13.9	10.3
South Carolina	22.0	6.7	6.2	4.6
Colorado	18.2	5.5	10.6	7.9
Pennsylvania	17.5	5.3	9.3	6.9
Florida	15.6	4.7	1.8	1.3
Arizona	13.9	4.2	4.7	3.5
Ohio	11.5	3.5	3.7	2.7
Maryland	10.8	3.3	3.3	2.4
Utah	8.8	2.7	7.2	5.3
All others states	111.4	33.6	54.5	40.6
Total	$330.7	100.0%	$134.7	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or SEC, on February 21, 2024, or the 2023 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the 2023 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
To scale the business, we aim to drive new customer growth by capitalizing on our two distribution channels: direct and partnerships. In both channels we seek to optimize unit economics. Loss ratios for customers in their initial term are generally higher than in subsequent terms. As a young insurance company, compared to our peers, our results are disproportionately weighted toward new customers. We believe our data- and technology-driven approach allows for rapid response to macroeconomic trends through quick, appropriate rate actions. Our ability to continually enhance our underwriting and segmentation capabilities has contributed to improvement in our gross loss ratios. Our marketing spend is grounded in a disciplined data-science approach, targeting customers that align with our lifetime expected returns. Over time we expect to build a base of recurring customers with more favorable loss ratios, resulting in the following financial impacts:
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
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. These reinsurance structures deliver three core objectives: (1) prioritize revenue and targeted profitable customer growth while maintaining regulatory capital requirements: (2) source efficient capital to support customer acquisition costs; and (3) mitigate impact of large losses or tail events. We expect to continuously evaluate our utilization of third-party reinsurance while scaling our business in order to operate a capital-efficient business model. As our gross loss ratios continue to improve and stabilize over the long-term, we expect to maintain the flexibility to modify our reinsurance program.
Given the impact reinsurance has on our results of operations, we use certain gross basis key performance indicators to manage and measure our business operations and enhance investor understanding of our business model prior to reinsurance. We believe our long-term success will be apparent through the progression of our gross metrics. Results of operations on a gross basis alone may not be achievable under our regulatory landscape given our historical top-line growth and resulting capital requirements, which are relieved, in part, by obtaining reinsurance.
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
Recent Developments Affecting Comparability
General Macroeconomic Factors
Economic instability has led to acute inflationary pressures, supply chain disruptions, changes in interest rates and changes in equity markets. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects, including variability in the competitive environment. We have seen an increase in vehicle repair and medical costs. These cost increases have resulted in greater claims severity. We continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital.

Comprehensive Reinsurance
We reduced the utilization of reinsurance through a strategic reduction of external quota share. The changes to the reinsurance program aim to deliver improved economics and capital efficiency. Our diversified approach to reinsurance allows us to optimize capital requirements while remaining flexible in response to changes in market conditions or changes specific to our own business. We may choose to amend, commute, and/or non-renew certain third-party reinsurance arrangements in the future, which may result in us retaining more or less of our business. To the extent we retain a larger share of our book of business, our capital requirements may increase.
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

	Three Months Ended March 31,
	2024	2023
	(dollars in millions, except premiums per policy)
Policies in force	401,255	199,685
Premiums per policy	$1,482	$1,292
Premiums in force	$1,189.3	$516.0
Gross premiums written	$330.7	$134.7
Gross premiums earned	$275.0	$130.1
Gross profit	$63.9	$5.5
Net loss	$(6.2)	$(40.9)
Direct contribution	$80.7	$18.6
Adjusted EBITDA	$15.1	$(11.3)
Net loss and LAE ratio	72.3%	105.5%
Net expense ratio	29.7%	55.7%
Net combined ratio	102.0%	161.2%
Gross loss ratio	60.6%	71.5%
Gross LAE ratio	9.9%	11.2%
Gross expense ratio	29.2%	40.3%
Gross combined ratio	99.7%	123.0%
Gross accident period loss ratio	61.2%	65.6%
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
Gross Profit
We define gross profit as total revenue minus net loss and LAE and other insurance expense. We view gross profit as an important metric because we believe it is informative of the financial performance of our core insurance business.

Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit excluding net investment income, net realized gains on investments, report costs, commission expenses related to our partnership channel, certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses, ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded, which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
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
We generate revenue from net premiums earned, net investment income, fee income and other income.
Net Premiums Earned
Premiums written are deferred and earned pro rata over the policy period. Net premiums earned represents the earned portion of our gross premiums written, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements.
Net Investment Income
Net investment income represents interest earned from our cash and cash equivalents and fixed maturity and short-term investments and unrealized gains and losses from our private equity investments less investment expenses. Net investment income also includes impairments related to Low Income Housing Tax Credits investments in limited liability entities to offset certain state premium taxes. These tax credits are recognized when utilized. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates and changes in the fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
Other Income
Other income is primarily comprised of revenue earned from distributing website and mobile application policy inquiry leads in geographies where we do not have a presence, recognized when we generate the lead.
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
Sales and Marketing
Sales and marketing includes expenses related to direct performance marketing, channel media, advertising, sponsorship, referral fees and the partnership channel. These expenses also include related Personnel Costs and Overhead related to our brand strategy, creative and business development activities, and certain data science activities. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred.
We plan to continue investing in and diversifying our marketing channels to attract and acquire new customers, increase our brand awareness, and expand our product offerings within certain markets. We expect that in the long-term, our sales and marketing will decrease as a percentage of revenue as the proportion of renewals to our total business increases.

Other Insurance Expense
Other insurance expense includes underwriting expenses, commission expenses related to our partnership channel, premium taxes, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, and Personnel Costs and Overhead related to actuarial and certain data science activities. We amortize a portion of our deferred policy acquisition costs including certain commissions related to our partnership channel, premium taxes, and report costs related to the successful acquisition of a policy. Other insurance expense is expensed as incurred, except for costs related to deferred policy acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward achieving milestones for policies originated through the Integrated Platform as defined under the Carvana commercial agreement.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$230.3	$60.0	$170.3	283.8%
Net investment income	9.2	6.7	2.5	37.3%
Fee income	14.7	3.2	11.5	359.4%
Other income	0.7	0.2	0.5	250.0%
Total revenues	254.9	70.1	184.8	263.6%
Operating expenses:
Loss and loss adjustment expenses	166.4	63.3	103.1	162.9%
Sales and marketing	30.4	3.6	26.8	744.4%
Other insurance expense	24.6	1.3	23.3	1,792.3%
Technology and development	11.0	10.2	0.8	7.8%
General and administrative	17.1	21.5	(4.4)	(20.5)%
Total operating expenses	249.5	99.9	149.6	149.7%
Operating income (loss)	5.4	(29.8)	35.2	118.1%
Interest expense	(11.6)	(11.1)	(0.5)	4.5%
Loss before income tax expense	(6.2)	(40.9)	34.7	(84.8)%
Income tax expense	—	—	—	—%
Net loss	(6.2)	(40.9)	34.7	(84.8)%
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(0.8)	1.1	(1.9)	(172.7)%
Comprehensive loss	$(7.0)	$(39.8)	$32.8	(82.4)%
Revenue
Net Premiums Earned
Net premiums earned increased $170.3 million, or 283.8%, to $230.3 million, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to reduced cessions of gross premiums earned to reinsurers between periods. The increase was also due to an increase in policies in force as a result of increased direct performance marketing spend, and greater premium per policy resulting from rate actions.
During the three months ended March 31, 2024 and 2023, we ceded approximately 16.3% and 53.9% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance and commutations of certain reinsurance agreements as previously discussed in the second half of 2023.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Gross premiums written	$330.7	$134.7	$196.0	145.5%
Ceded premiums written	(46.7)	(69.9)	23.2	(33.2)%
Net premiums written	284.0	64.8	219.2	338.3%

Gross premiums earned	275.0	130.1	144.9	111.4%
Ceded premiums earned	(44.7)	(70.1)	25.4	(36.2)%
Net premiums earned	$230.3	$60.0	$170.3	283.8%
Gross premiums written increased for the three months ended March 31, 2024 primarily due to growth in new writings as a result of increased direct performance marketing spend compared to the same period in 2023. The increase in gross premiums earned was primarily due to greater policies in force and a 14.7% increase in premium per policy primarily attributable to rate actions.
Fee Income
Fee income increased $11.5 million, or 359.4%, to $14.7 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily driven by a $4.9 million increase in policy fees due to implementation of new fees as a result of refining our fee schedules to policyholders. We also experienced a $4.8 million increase in installment fees and a $1.2 million increase in late fees attributable to an increase in collected fees, as a result of increased policies in force.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $103.1 million, or 162.9%, to $166.4 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers for the three months ended March 31, 2024 compared to the same period in 2023.
Gross accident period loss ratios decreased to 61.2% for the three months ended March 31, 2024, from 65.6% for the same period in 2023. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by business tenure mix and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We estimated an 11% increase in severity per claim and a 3% decrease in claim frequency for the three months ended March 31, 2024 compared to the same period in 2023. The claim severity and frequency estimates are based on bodily injury, collision, and property damage coverages, the claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense increased $26.8 million, or 744.4%, to $30.4 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase was due to a $26.1 million increase in direct performance marketing spend to drive accretive growth and deeper market penetration in the states in which we operate.

Other Insurance Expense
Other insurance expense increased $23.3 million, or 1,792.3%, to $24.6 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily driven by a $6.9 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, primarily attributable to a strategic reduction of quota share reinsurance in the second half of 2023. We also experienced a $6.2 million increase in report costs due to an increase in customer applications and new writings. In addition, we experienced a $3.9 million increase in commission expenses related to the continued growth in our partnership channel including amortization of deferred policy acquisition costs. We also experienced a $3.2 million increase in premium write-offs and a $2.8 million increase in premium taxes primarily attributable to an increase in gross premiums earned.
General and Administrative
General and administrative decreased $4.4 million, or 20.5%, to $17.1 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily driven by a $5.7 million decrease in legal and professional fees.
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
The following table provides a reconciliation of total revenue to direct contribution for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Total revenue	$254.9	$70.1
Loss and loss adjustment expenses	(166.4)	(63.3)
Other insurance expense	(24.6)	(1.3)
Gross profit	63.9	5.5
Net investment income	(9.2)	(6.7)
Adjustments from other insurance expense(1)	20.8	13.0
Ceded premiums earned	44.7	70.1
Ceded loss and loss adjustment expenses	(27.3)	(44.2)
Net ceding commission and other(2)	(12.2)	(19.1)
Direct contribution	$80.7	$18.6
______________
(1) Adjustments from other insurance expense includes report costs, commission expenses related to our partnership channel, certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, Personnel Costs, Overhead, licenses, professional fees and other.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Net loss	$(6.2)	$(40.9)
Adjustments:
Interest expense	10.9	10.4
Income tax expense	—	—
Depreciation and amortization	2.8	2.6
Share-based compensation	4.6	2.1
Warrant compensation expense	2.8	4.4
Restructuring costs(1)	0.1	5.6
Write-offs and other(2)	0.1	4.5
Adjusted EBITDA	$15.1	$(11.3)
______________
(1) Restructuring costs consist of employee costs, real estate exit costs, and other. This includes share-based compensation of zero and $0.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively. This also includes depreciation and amortization of $0.1 million for the three months ended March 31, 2024 and March 31, 2023. For further information on restructuring costs, see Note 9, “Restructuring Costs,” in the Notes to Condensed Consolidated Financial Statements.
(2) Write-offs and other primarily reflects legal costs, write-off of prepaid marketing expense and other items that do not reflect our ongoing operating performance. Legal and other fees related to the 2022 purported misappropriation of funds by a former senior marketing employee of $0.1 million and $2.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

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
Certain events may impact our liquidity such as the economic instability resulting in acute inflationary pressures, supply chain disruptions, changes in interest rates, changes in equity markets and our utilization of reinsurance. There is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital. We utilize reinsurance arrangements to grow our business in a capital-efficient manner and mitigate risk. Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more or less of our business in the future. To the extent we retain a larger share of our book of business, our capital requirements may increase.

Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio. To date, our insurance subsidiaries have not paid any dividends and, as of March 31, 2024, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of March 31, 2024, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At March 31, 2024, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio of 15:1, which we maintained as of March 31, 2024. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. The maturity of the Term Loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate with a 1.0% floor, plus 9.0%.
Liquidity
As of March 31, 2024, we had $640.5 million in cash and cash equivalents, of which $482.6 million was held outside of regulated insurance entities. We also had $216.0 million in marketable securities.
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
Tax withholding obligations arise upon vesting of shares of RSUs and PSUs and these obligations must be satisfied at the time they arise through cash payments remitted to the relevant tax authorities. To the extent we satisfy our tax withholding obligations with respect to these equity compensation awards by withholding shares and remitting cash to the relevant tax authorities, the amount of expense and net cash payments due for taxes upon the vesting of such equity compensation awards is dependent on the price of our Class A common stock on the applicable vesting dates and could be substantial. Future obligations could have a negative impact on our liquidity and ability to use funds for operational purposes.

For illustrative purposes, assuming a stock price of $60.52 per share (the closing price of our shares of Class A common stock on the NASDAQ on April 1, 2024), we estimate that our tax withholding obligations on account of remaining vesting events for the second quarter of 2024 of $10.6 million, and for each of the subsequent three quarters through March 31, 2025 of approximately $2.4 million.
Net tax withholding obligations will vary based upon, among other things: the price of our Class A common stock at the time of vesting; the applicable tax withholding rates then in effect; the number of employees electing to pay us an amount in cash, via a broker, sufficient to cover their applicable tax withholding obligations; whether we continue to arrange for RSU withholding in respect of vestings; the number of RSUs and PSUs that may be forfeited prior to vesting; and the timing and amounts of future equity awards.
Our debt covenants required cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $200.0 million at all times. As of March 31, 2024, we have met the conditions to reduce this to $150.0 million as a result of issuing more than 62,500 insurance policies through our Carvana embedded product and achieving a direct contribution to gross premiums earned ratio of greater than 12%. We must continue to satisfy the direct contribution to gross premiums earned ratio requirement at the end of each fiscal quarter in order to maintain the reduced threshold of $150.0 million.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$14.5	$(83.7)
Net cash (used in) provided by investing activities	(52.3)	0.9
Net cash used in financing activities	(0.4)	—
Net cash provided by operating activities for the three months ended March 31, 2024 was $14.5 million compared to $83.7 million of net cash used in operating activities for the three months ended March 31, 2023. The increase in cash provided by operating activities was due to a material reduction in net loss between the periods, increase in the loss and LAE reserves for the three months ended March 31, 2024 reflecting the growth in policies in force versus a decrease in loss and LAE reserves during the three months ended March 31, 2023, and increase in net reinsurance recoverables during the three months ended March 31, 2024 compared to the same period in 2023.
Net cash used in investing activities for the three months ended March 31, 2024 was $52.3 million compared to $0.9 million of net cash provided by investing activities for the three months ended March 31, 2023. The increase in cash used in investing activities was primarily due to purchases of investments.
Net cash used in financing activities for the three months ended March 31, 2024 was $0.4 million, compared to no financing activity for the three months ended March 31, 2023. The change in net cash used in financing activities was due to taxes paid related to net share settlement of vested restricted stock units.

Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual and other obligations from those described in our 2023 10-K. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
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
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” in our 2023 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates from those discussed in our 2023 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2023 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2023 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in the 2023 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.

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
The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory Department of Insurance, or DOI. “Extraordinary dividend” is defined under the Ohio Revised Code as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (a) 10% of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the 12-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2023, neither Root Insurance Company nor Root Property & Casualty Insurance Company were permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors — Risks Related to Our Business — Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business,” included in the 2023 10-K.
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

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2024.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Root, Inc.

Date: April 30, 2024	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2024	By:	/s/ Ryan Forish
Ryan Forish
Chief Accounting Officer
(Principal Accounting Officer)