Form 10-Q
period 2024-06-30
Root, Inc.
filed 2024-08-07
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 10.6 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 4.4 million.

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
•our ability to maintain proper and effective internal control over financial reporting;
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

Part I.  Financial Information
Item 1.  Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	June 30,	December 31,
	2024	2023
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $227.2 and $168.4 at June 30, 2024 and December 31, 2023, respectively)	$223.8	$165.9
Short-term investments (amortized cost: $11.7 and $0.9 at June 30, 2024 and December 31, 2023, respectively)	11.7	0.9
Other investments	4.4	4.4
Total investments	239.9	171.2
Cash and cash equivalents	667.2	678.7
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $6.8 and $4.0 at June 30, 2024 and December 31, 2023, respectively	296.0	247.1
Reinsurance recoverable and receivable, net of allowance of $1.8 at June 30, 2024 and December 31, 2023	156.8	125.3
Prepaid reinsurance premiums	48.4	48.2
Other assets	86.5	76.2
Total assets	$1,495.8	$1,347.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$375.8	$284.2
Unearned premiums	339.7	283.7
Long-term debt and warrants	300.1	299.0
Reinsurance premiums payable	55.6	54.4
Accounts payable and accrued expenses	55.0	65.6
Other liabilities	106.3	83.1
Total liabilities	1,232.5	1,070.0
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at June 30, 2024 and December 31, 2023 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 10.6 and 9.5 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Class B convertible common stock, $0.0001 par value, 269.0 shares authorized, 4.4 and 5.0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,881.5	1,883.4
Accumulated other comprehensive loss	(3.4)	(2.5)
Accumulated loss	(1,726.8)	(1,715.2)
Total stockholders’ equity	151.3	165.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,495.8	$1,347.7
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Revenues:
Net premiums earned	$261.6	$63.9	$491.9	$123.9
Net investment income	10.0	6.8	19.2	13.5
Fee income	16.6	3.8	31.3	7.0
Other income	1.0	0.3	1.7	0.5
Total revenues	289.2	74.8	544.1	144.9
Operating expenses:
Loss and loss adjustment expenses	190.3	59.5	356.7	122.8
Sales and marketing	34.2	6.1	64.6	9.7
Other insurance expense	28.1	2.6	52.7	3.9
Technology and development	14.7	11.1	25.7	21.3
General and administrative	18.1	20.7	35.2	42.2
Total operating expenses	285.4	100.0	534.9	199.9
Operating income (loss)	3.8	(25.2)	9.2	(55.0)
Interest expense	(11.6)	(11.5)	(23.2)	(22.6)
Loss before income tax expense	(7.8)	(36.7)	(14.0)	(77.6)
Income tax expense	—	—	—	—
Net loss	(7.8)	(36.7)	(14.0)	(77.6)
Other comprehensive loss:
Changes in net unrealized losses on investments	(0.1)	(1.2)	(0.9)	(0.1)
Comprehensive loss	$(7.9)	$(37.9)	$(14.9)	$(77.7)
Loss per common share: basic and diluted (both Class A and B)	$(0.52)	$(2.55)	$(0.95)	$(5.43)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.9	14.4	14.8	14.3

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—March 31, 2024	14.1	$112.0	9.6	5.0	$—	$1,890.4	$(3.3)	$(1,721.4)	$165.7
Net loss	—	—	—	—	—	—	—	(7.8)	(7.8)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	—	(0.1)
Conversion of Class B to Class A common stock	—	—	0.6	(0.6)	—	—	—	—	—
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.4	—	—	(13.7)	—	2.4	(11.3)
Common stock—share-based compensation expense	—	—	—	—	—	3.8	—	—	3.8
Warrant compensation expense	—	—	—	—	—	1.0	—	—	1.0
Balance—June 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,881.5	$(3.4)	$(1,726.8)	$151.3

Balance—January 1, 2024	14.1	$112.0	9.5	5.0	$—	$1,883.4	$(2.5)	$(1,715.2)	$165.7
Net loss	—	—	—	—	—	—	—	(14.0)	(14.0)
Other comprehensive loss	—	—	—	—	—	—	(0.9)	—	(0.9)
Conversion of Class B to Class A common stock	—	—	0.6	(0.6)	—	—	—	—	—
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.5	—	—	(13.7)	—	2.4	(11.3)
Common stock—share-based compensation expense	—	—	—	—	—	8.4	—	—	8.4
Warrant compensation expense	—	—	—	—	—	3.8	—	—	3.8
Warrant issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—June 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,881.5	$(3.4)	$(1,726.8)	$151.3

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—March 31, 2023	14.1	$112.0	9.2	5.0	$—	$1,857.1	$(4.7)	$(1,608.7)	$243.7
Net loss	—	—	—	—	—	—	—	(36.7)	(36.7)
Other comprehensive loss	—	—	—	—	—	—	(1.2)	—	(1.2)
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	5.2	—	—	5.2
Warrant compensation expense	—	—	—	—	—	3.9	—	—	3.9
Warrant issuance costs	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance—June 30, 2023	14.1	$112.0	9.4	5.0	$—	$1,865.7	$(5.9)	$(1,645.4)	$214.4

Balance—January 1, 2023	14.1	$112.0	9.2	5.0	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
Net loss	—	—	—	—	—	—	—	(77.6)	(77.6)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	—	(0.1)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	7.7	—	—	7.7
Warrant compensation expense	—	—	—	—	—	8.3	—	—	8.3
Warrant issuance costs	—	—	—	—	—	(1.0)	—	—	(1.0)
Balance—June 30, 2023	14.1	$112.0	9.4	5.0	$—	$1,865.7	$(5.9)	$(1,645.4)	$214.4

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net loss	$(14.0)	$(77.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	8.4	7.7
Warrant compensation expense	3.8	8.3
Depreciation and amortization	6.9	5.5
Bad debt expense	13.9	5.0
Changes in operating assets and liabilities:
Premiums receivable	(62.8)	(20.7)
Reinsurance recoverable and receivable	(31.5)	18.6
Prepaid reinsurance premiums	(0.2)	0.5
Other assets	(11.3)	14.6
Losses and loss adjustment expenses reserves	91.6	(40.9)
Unearned premiums	56.0	18.1
Reinsurance premiums payable	1.2	(29.4)
Accounts payable and accrued expenses	(11.0)	(0.8)
Other liabilities	26.1	(3.2)
Net cash provided by (used in) operating activities	77.1	(94.3)
Cash flows from investing activities:
Purchases of investments	(95.5)	(48.9)
Proceeds from maturities, call and pay downs of investments	26.2	14.8
Sales of investments	—	0.2
Capitalization of internally developed software	(4.6)	(5.1)
Purchases of fixed assets	(0.4)	(0.2)
Net cash used in investing activities	(74.3)	(39.2)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(11.3)	(0.6)
Payment of preferred stock and related warrants issuance costs	(3.0)	—
Net cash used in financing activities	(14.3)	(0.6)
Net decrease in cash, cash equivalents and restricted cash	(11.5)	(134.1)
Cash, cash equivalents and restricted cash at beginning of period	679.7	763.1
Cash, cash equivalents and restricted cash at end of period	$668.2	$629.0

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
Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	June 30,	December 31,
	2024	2023
	(dollars in millions)
Cash and cash equivalents	$667.2	$678.7
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$668.2	$679.7

Deferred Policy Acquisition Costs—The following table provides a reconciliation of the beginning and ending deferred policy acquisition costs, net of accumulated amortization, reported in other assets within the condensed consolidated balance sheets as of June 30, 2024 and 2023:

	2024	2023
	(dollars in millions)
Balance, January 1	$18.0	$6.7
Acquisition costs deferred	21.1	14.9
Amortization expense	(15.7)	(11.1)
Balance, June 30	$23.4	$10.5
Upcoming Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment, a description of its composition and the title and position of the Chief Operating Decision Maker, or CODM, with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding to allocate resources. It also requires all annual disclosures about a reportable segments’ profit or loss and assets to be reported on an interim basis. Although we operate in only one reporting segment, we are still required to provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280.
The ASU is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We will adopt this ASU in the fourth quarter of 2024 on a retrospective basis. We have currently identified the Chief Executive Officer as our CODM. We are currently evaluating the other impacts of this ASU.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU looks to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities on an annual basis to: disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis: the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign.
This ASU is to be applied on a prospective basis with an effective date for all public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU only requires additional disclosure, will not have an impact on our results of operations or financial condition, and is not expected to have a material impact on the Notes to Condensed Consolidated Financial Statements.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$28.6	$—	$0.1	$(0.3)	$28.4
Municipal securities	23.8	—	—	(0.7)	23.1
Corporate debt securities	84.7	—	0.1	(1.5)	83.3
Residential mortgage-backed securities	21.0	—	0.1	(0.4)	20.7
Commercial mortgage-backed securities	42.1	—	—	(0.7)	41.4
Other debt obligations	27.0	—	—	(0.1)	26.9
Total fixed maturities	227.2	—	0.3	(3.7)	223.8
Short-term investments	11.7	—	—	—	11.7
Total	$238.9	$—	$0.3	$(3.7)	$235.5

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$14.6	$—	$0.1	$(0.1)	$14.6
Municipal securities	24.8	—	0.1	(0.8)	24.1
Corporate debt securities	66.3	—	0.2	(1.3)	65.2
Residential mortgage-backed securities	12.0	—	0.1	(0.2)	11.9
Commercial mortgage-backed securities	30.4	—	0.1	(0.7)	29.8
Other debt obligations	20.3	—	0.1	(0.1)	20.3
Total fixed maturities	168.4	—	0.7	(3.2)	165.9
Short-term investments	0.9	—	—	—	0.9
Total	$169.3	$—	$0.7	$(3.2)	$166.8
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of June 30, 2024 and December 31, 2023. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of June 30, 2024 and December 31, 2023.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$23.0	$(0.2)	$2.6	$(0.1)	$25.6	$(0.3)
Municipal securities	7.8	—	12.5	(0.7)	20.3	(0.7)
Corporate debt securities	33.1	(0.3)	34.3	(1.2)	67.4	(1.5)
Residential mortgage-backed securities	14.2	(0.1)	2.3	(0.3)	16.5	(0.4)
Commercial mortgage-backed securities	15.8	(0.2)	18.1	(0.5)	33.9	(0.7)
Other debt obligations	15.6	(0.1)	3.9	—	19.5	(0.1)
Total fixed maturities	109.5	(0.9)	73.7	(2.8)	183.2	(3.7)
Short-term investments	9.4	—	—	—	9.4	—
Total	$118.9	$(0.9)	$73.7	$(2.8)	$192.6	$(3.7)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$1.7	$—	$2.4	$(0.1)	$4.1	$(0.1)
Municipal securities	3.1	—	15.1	(0.8)	18.2	(0.8)
Corporate debt securities	13.4	—	35.1	(1.3)	48.5	(1.3)
Residential mortgage-backed securities	4.1	—	1.9	(0.2)	6.0	(0.2)
Commercial mortgage-backed securities	9.1	(0.1)	13.4	(0.6)	22.5	(0.7)
Other debt obligations	4.4	—	4.4	(0.1)	8.8	(0.1)
Total fixed maturities	35.8	(0.1)	72.3	(3.1)	108.1	(3.2)
Short-term investments	0.3	—	—	—	0.3	—
Total	$36.1	$(0.1)	$72.3	$(3.1)	$108.4	$(3.2)

Other Investments
As of June 30, 2024 and December 31, 2023, other investments related to our private equity investments were $4.4 million. There were no realized or unrealized gains and losses or impairment losses recognized on private equity investments for the three and six months ended June 30, 2024 and 2023.
There were no realized gains or losses on short-term investments, available-for-sale fixed maturities and other investments for the three and six months ended June 30, 2024 and 2023.

The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at June 30, 2024:

	June 30, 2024
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$39.0	$38.6
Due after one year through five years	151.4	149.1
Due five years through 10 years	24.7	24.5
Due after 10 years	23.8	23.3
Total	$238.9	$235.5
The following table sets forth the components of net investment income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Interest on bonds	$2.3	$1.0	$4.0	$1.9
Interest on deposits and cash equivalents	8.2	6.0	16.3	11.9
Total	10.5	7.0	20.3	13.8
Investment expense	(0.5)	(0.2)	(1.1)	(0.3)
Net investment income	$10.0	$6.8	$19.2	$13.5
The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$65.0	$64.1	27.2%
AA+, AA, AA-, A-1	102.0	100.8	42.8
A+, A, A-	55.2	54.0	22.9
BBB+, BBB, BBB-	16.7	16.6	7.1
Total	$238.9	$235.5	100.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$53.0	$52.1	31.2%
AA+, AA, AA-, A-1	59.4	58.8	35.3
A+, A, A-	42.1	41.2	24.7
BBB+, BBB, BBB-	14.8	14.7	8.8
Total	$169.3	$166.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$27.7	$0.7	$—	$28.4
Municipal securities	—	23.1	—	23.1
Corporate debt securities	—	83.3	—	83.3
Residential mortgage-backed securities	—	20.7	—	20.7
Commercial mortgage-backed securities	—	41.4	—	41.4
Other debt obligations	—	26.9	—	26.9
Total fixed maturities	27.7	196.1	—	223.8
Short-term investments	10.8	0.9	—	11.7
Cash equivalents	411.8	—	—	411.8
Total assets at fair value	$450.3	$197.0	$—	$647.3

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$13.3	$1.3	$—	$14.6
Municipal securities	—	24.1	—	24.1
Corporate debt securities	—	65.2	—	65.2
Residential mortgage-backed securities	—	11.9	—	11.9
Commercial mortgage-backed securities	—	29.8	—	29.8
Other debt obligations	—	20.3	—	20.3
Total fixed maturities	13.3	152.6	—	165.9
Short-term investments	0.9	—	—	0.9
Cash equivalents	439.6	—	—	439.6
Total assets at fair value	$453.8	$152.6	$—	$606.4
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of June 30, 2024 and December 31, 2023, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of June 30, 2024	Estimated Fair Value as of June 30, 2024	Carrying Amount as of December 31, 2023	Estimated Fair Value as of December 31, 2023
	(dollars in millions)
Long-term debt	$300.1	$306.7	$299.0	$305.2
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Six Months Ended June 30,
	2024	2023
	(dollars in millions)
Gross loss and LAE reserves, January 1	$284.2	$287.4
Reinsurance recoverable on unpaid losses	(43.8)	(76.4)
Net loss and LAE reserves, January 1	240.4	211.0
Net incurred loss and LAE related to:
Current year	361.3	123.6
Prior years	(4.6)	(0.8)
Total incurred	356.7	122.8
Net paid loss and LAE related to:
Current year	153.5	58.7
Prior years	119.5	99.0
Total paid	273.0	157.7
Net loss and LAE reserves, June 30	324.1	176.1
Plus reinsurance recoverable on unpaid losses	51.7	70.4
Gross loss and LAE reserves, June 30	$375.8	$246.5
Incurred losses and LAE attributable to prior accident years was a decrease of $4.6 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2023 on both liability and physical damage coverages. For the six months ended June 30, 2023, the development of incurred losses and LAE related to prior periods was a result of lower-than-expected reported losses on injury coverages, partially offset by higher-than-expected LAE on prior accident period claims.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Premiums written:
Direct	$250.1	$128.1	$523.0	$251.9
Assumed	58.1	16.9	115.9	27.8
Ceded	(44.6)	(67.2)	(91.3)	(137.1)
Net premiums written	$263.6	$77.8	$547.6	$142.6
Premiums earned:
Direct	$252.7	$120.2	$481.1	$240.3
Assumed	55.3	11.3	101.9	21.3
Ceded	(46.4)	(67.6)	(91.1)	(137.7)
Net premiums earned	$261.6	$63.9	$491.9	$123.9
Losses and LAE incurred:
Direct	$173.6	$90.5	$335.8	$190.3
Assumed	45.1	8.7	76.6	16.4
Ceded	(28.4)	(39.7)	(55.7)	(83.9)
Net losses and LAE incurred	$190.3	$59.5	$356.7	$122.8
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.

7.LONG-TERM DEBT
In January 2022, we entered into a $300.0 million five-year term loan, or Term Loan, with the principal amount due and payable upon maturity on January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate currently calculated on the Secured Overnight Financing Rate with a 1.0% floor, plus 9.0%. The Term Loan can be repaid at anytime through the maturity date as long as we provide at least three business days of written notice and pay a prepayment premium, which expired on July 26, 2024.
The following summarizes the carrying value of long-term debt and warrants as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars in millions)
Term Loan	$300.0	$300.0
Accrued interest payable	7.5	7.9
Unamortized discount and debt issuance costs and warrants	(7.4)	(8.9)
Total	$300.1	$299.0

8.INCOME TAXES
The consolidated effective tax rate was zero for the three and six months ended June 30, 2024 and 2023. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of June 30, 2024 and December 31, 2023, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

9.RESTRUCTURING COSTS
Beginning in 2022, we conducted strategic initiatives to reduce operating costs, improve efficiency, and increase focus on our strategic priorities. These initiatives resulted in restructuring actions that included a reduction in workforce levels, contract terminations, and, in certain instances, a reduction in office space. These restructuring actions include the following costs:
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
As of June 30, 2024, we do not expect to incur any additional material expenditures in future periods related to restructuring actions that have occurred.
The following table displays restructuring costs recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Incurred Through June 30, 2024
	2024	2023	2024	2023
	(dollars in millions)
Restructuring costs:
Employee costs	$—	$1.8	$0.1	$4.1	$23.3
Real estate exit costs	—	—	—	—	2.1
Other costs	—	0.1	—	3.4	4.5
Total restructuring costs	$—	$1.9	$0.1	$7.5	$29.9
The following table displays a rollforward of the accrual for restructuring costs recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets:

Employee costs
(dollars in millions)
Restructuring activity:
Restructuring liability as of January 1, 2024	$8.3
Expense incurred	0.1
Payments	(8.4)
Restructuring liability as of June 30, 2024	$—

10.SHARE-BASED COMPENSATION
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants,” with the opportunity to purchase a maximum of 7.2 million shares of Class A common stock.
As of June 30, 2024, all of the short-term warrants have vested and all of the respective compensation cost has been recognized. While the short-term warrants are vested and outstanding, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized warrant compensation expense related to these equity-classified warrants based on policies originating through the integrated automobile insurance solution for Carvana’s online buying platform. All of these warrants are out-of-the-money and therefore have no intrinsic value as of June 30, 2024.
We recognized warrant compensation expense of $1.0 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively. We recognized warrant compensation expense of $3.8 million and $8.3 million for the six months ended June 30, 2024 and 2023, respectively. Warrant compensation expense is recorded in other insurance expense in the condensed consolidated statements of operations and comprehensive loss.
Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of June 30, 2024, we had 2.0 million common shares available for issuance under the Plan.
When these RSU and PSU awards vest, we fund the related payroll tax withholding and remittance obligations by either (i) withholding shares of our Class A common stock that would have otherwise been issued with respect to such awards and pay the relevant tax authorities in cash to satisfy such tax obligations, or (ii) allowing holders of such awards to pay us an amount in cash, via a broker, sufficient to cover the applicable tax withholding obligations. We recognize the related tax withholding liability for employee taxes on the date of the event triggering the measurement and payment of the tax to the taxing authority, which is the vesting date. The obligation to satisfy the employee portion of tax withholding in the event of net share settlement is reflected as a reduction of additional paid-in capital in our condensed consolidated balance sheets.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.4	$0.2	$0.8	$0.3
Sales and marketing	0.2	0.1	0.3	0.2
Other insurance expense	0.1	0.2	0.3	0.3
Technology and development	0.7	0.8	1.5	1.5
General and administrative	2.4	3.9	5.5	5.4
Total share-based compensation expense	$3.8	$5.2	$8.4	$7.7

The following table provides total share-based compensation expense by type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$3.4	$4.9	$7.6	$7.0
Performance-based restricted stock unit expense	0.3	—	0.5	—
Stock option expense	0.1	0.3	0.3	0.7
Total share-based compensation expense	$3.8	$5.2	$8.4	$7.7
As of June 30, 2024, there was $0.7 million, $19.3 million, and $1.4 million of unrecognized compensation cost related to unvested stock options, RSUs, and PSUs, respectively. The remaining costs are expected to be recognized over a period of approximately two years for unvested stock options, four years for RSUs and three years for PSUs.
Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PSU activity for the six months ended June 30, 2024 is as follows:

	Six Months Ended June 30, 2024
Restricted Stock Units and Performance-Based Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2024	1.9	$14.47	$20.3
Granted	0.1	58.96
Vested	(0.6)	15.71	32.1
Forfeited, expired or canceled	—	16.92
Nonvested at June 30, 2024	1.4	$17.32	$73.1
Stock Options
A summary of option activity for the six months ended June 30, 2024 is as follows:

	Six Months Ended June 30, 2024
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2024	0.1	$33.68	4.29	$0.5
Granted	—	—
Exercised	—	7.05		123.6
Forfeited, expired or canceled	—	82.00
Outstanding and exercisable at June 30, 2024	0.1	$33.99	3.80	$4.4

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
On December 19, 2022, a purported class action complaint was filed against the Company’s subsidiary, Root Insurance Company, in the U.S. District Court for the Western District of Texas (Case No. 1:22-cv-01328-LY) by an individual on her behalf and further claiming to represent a putative class of insureds. The complaint alleged that Root Insurance Company breached its insurance contract and violated specific provisions of the Texas Prompt Payment of Claims Act for an alleged failure to include sales tax in total loss vehicle settlements. The complaint sought damages to include payment of alleged benefits owed under the policy, in addition to pre- and post-judgment interest and attorneys fees on behalf of the named plaintiff and the putative class members. Root Insurance Company’s motion to dismiss the claims set forth in the complaint was granted and the lawsuit was dismissed with prejudice on August 22, 2023, which dismissal was affirmed on July 24, 2024, by the United States Court of Appeals for the Fifth Circuit. Should plaintiff further appeal, the Company intends to continue to vigorously defend against the allegations. We cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
On June 27, 2022, a verified shareholder derivative complaint was filed against certain of the Company’s current and former officers and directors in the U.S. District Court for the District of Delaware (Case No. 1:22-cv-00865). The Company was named as a nominal defendant. The complaint alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 thereunder, breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties, were unjustly enriched, wasted corporate assets, and were liable under Section 11(f) of the Securities Act of 1933, or the Securities Act, in connection with and following the Company’s initial public offering. The complaint sought unspecified damages. The complaint was voluntarily dismissed with prejudice on June 7, 2024.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act in connection with and following the Company’s initial public offering. The complaint sought unspecified damages. The defendants’ motion to dismiss the claims set forth in the complaint was granted and the lawsuit was dismissed with prejudice on March 31, 2023, which dismissal was affirmed on April 29, 2024, by the United States Court of Appeals for the Sixth Circuit. The plaintiffs have been granted an extension of time to August 28, 2024, to file a petition for a writ of certiorari with the United States Supreme Court. The Company intends to continue to vigorously defend against the allegations. We cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.

12.LOSS PER SHARE
The following table displays the computation of basic and diluted loss per share for both Class A and Class B common stock for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net loss	$(7.8)	$(36.7)	$(14.0)	$(77.6)
Weighted-average common shares outstanding: basic and diluted (both Class A and B)	14.9	14.4	14.8	14.3
Loss per common share: basic and diluted (both Class A and B)	$(0.52)	$(2.55)	$(0.95)	$(5.43)
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
	(in millions)
Options to purchase common stock	0.1	0.1
Nonvested shares subject to repurchase	0.1	0.1
RSUs and PSUs	1.4	1.3
Redeemable convertible preferred stock (as converted to common stock)	0.8	0.8
Warrants to purchase common stock	7.7	7.6
Total	10.1	9.9

13.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$61.7	20.0%	$23.8	16.4%	$123.3	19.3%	$43.3	15.5%
Georgia	41.1	13.3	15.8	10.9	80.5	12.6	29.7	10.6
Florida	28.4	9.2	2.0	1.4	44.0	6.9	3.8	1.4
Colorado	17.3	5.6	11.9	8.2	35.5	5.6	22.5	8.0
Pennsylvania	17.8	5.8	7.6	5.2	35.3	5.5	16.9	6.0
South Carolina	9.6	3.1	10.6	7.3	31.6	4.9	16.8	6.0
Arizona	12.7	4.1	6.0	4.1	26.6	4.2	10.7	3.8
Ohio	8.6	2.8	4.9	3.4	20.1	3.1	8.6	3.1
Maryland	7.1	2.3	3.0	2.1	17.9	2.8	6.3	2.3
Utah	7.3	2.4	7.4	5.1	16.1	2.5	14.6	5.2
All others states	96.6	31.4	52.0	35.9	208.0	32.6	106.5	38.1
Total	$308.2	100.0%	$145.0	100.0%	$638.9	100.0%	$279.7	100.0%

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
To scale the business, we aim to drive new customer growth by capitalizing on our two distribution channels: direct and partnership. In both channels we seek to optimize unit economics. Loss ratios for customers in their initial term are generally higher than in subsequent terms. As a young insurance company, compared to our peers, our results are disproportionately weighted toward new customers. We believe our data- and technology-driven approach allows for rapid response to macroeconomic trends through quick, appropriate rate actions. Our ability to continually enhance our underwriting and segmentation capabilities has contributed to improvement in our gross loss ratios. Our marketing spend is grounded in a disciplined data-science approach, targeting customers that align with our lifetime expected returns. Over time we expect to build a base of recurring customers with more favorable loss ratios, resulting in the following financial impacts:
•Improved loss ratio. Through improvements in our pricing, underwriting and segmentation we have seen improvement to our gross loss ratios. Renewal premiums, referring to premiums from a customer’s second term and beyond, generally have lower loss ratios as compared to new premiums in the customer’s first term. As we grow our business we anticipate, consistent with industry norms, that a greater proportion of our premiums will be from customer renewals and drive down the loss ratio across our portfolio. We also continue to revise contracts to tighten underwriting and utilize our data- and technology-driven approach to implement appropriate rate actions.
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

We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We continue to develop machine learning loss models, which allow us to respond more quickly to changes in the market, improve pricing segmentation and take appropriate and timely rate actions. We believe this allows us to operate with a cost to acquire and cost to serve advantage. We efficiently acquire customers through multiple channels, including direct digital (performance), channel media, referrals, and partnership, including embedded, agency and affinity. Our evolving acquisition strategy includes utilizing our embedded insurance offering with current and future strategic partners. Our marketing costs have historically been well below industry averages, although in any given period, these costs can vary by acquisition strategy, channel mix, by state, seasonality or due to the competitive environment. Today, we acquire the vast majority of our customers through mobile apps. We believe that through prudent investment in and diversification of our marketing channels, including leveraging proprietary data science and technology and a focus on partnerships with our current and future strategic partners, will position us for more sustainable, long-term and profitable growth.
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. These reinsurance structures deliver three core objectives: (1) prioritize revenue and targeted profitable customer growth while maintaining regulatory capital requirements; (2) source efficient capital to support customer acquisition costs; and (3) mitigate impact of large losses or tail events. We expect to continuously evaluate our utilization of third-party reinsurance while scaling our business in order to operate a capital-efficient business model. As our gross loss ratios continue to improve and stabilize over the long-term, we expect to maintain the flexibility to modify our reinsurance program.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions, except premiums per policy)
Policies in force	406,283	203,840	406,283	203,840
Premiums per policy	$1,522	$1,353	$1,522	$1,353
Premiums in force	$1,236.7	$551.6	$1,236.7	$551.6
Gross premiums written	$308.2	$145.0	$638.9	$279.7
Gross premiums earned	$308.0	$131.5	$583.0	$261.6
Gross profit	$70.8	$12.7	$134.7	$18.2
Net loss	$(7.8)	$(36.7)	$(14.0)	$(77.6)
Direct contribution	$87.0	$29.3	$167.7	$47.9
Adjusted EBITDA	$12.1	$(11.9)	$27.2	$(23.2)
Net loss and LAE ratio	72.7%	93.1%	72.5%	99.1%
Net expense ratio	30.0%	57.4%	29.9%	56.6%
Net combined ratio	102.7%	150.5%	102.4%	155.7%
Gross loss ratio	61.6%	65.5%	61.1%	68.4%
Gross LAE ratio	9.4%	10.0%	9.6%	10.6%
Gross expense ratio	28.9%	42.7%	29.1%	41.5%
Gross combined ratio	99.9%	118.2%	99.8%	120.5%
Gross accident period loss ratio	62.4%	64.8%	61.4%	65.6%
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
Gross Premiums Written
We define gross premiums written as the total amount of gross premium on policies that were bound during the period less the prorated impact of policy cancellations. Gross premiums written includes direct premiums and assumed premiums. We view gross premiums written as an important metric because it is the metric that most closely correlates with changes in gross premiums earned. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, to manage our business because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE) are the key drivers of our future profit opportunities. Additionally, premiums ceded to reinsurers can change significantly based on the type and mix of reinsurance structures we use, and, as such, we have the optionality to fully retain the premiums from customers acquired in the future.
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

Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit excluding net investment income, report costs, commission expenses related to our partnership channel, certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses, ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded, which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures progress towards the profitability of our total policy portfolio prior to the impact of reinsurance.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net loss excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, warrant compensation expense, restructuring charges, legal fees and other items that do not reflect our ongoing operating performance. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
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
Net Investment Income
Net investment income represents interest earned from our cash and cash equivalents and fixed maturity and short-term investments less investment expenses. Net investment income also includes impairments related to Low Income Housing Tax Credits investments in limited liability entities to offset certain state premium taxes. These tax credits are recognized when utilized. Net investment income is directly correlated with the overall size of our investment portfolio, market level of interest rates and changes in the fair value of our private equity investments.

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
Non-Operating Expenses
Interest Expense
Interest expense is not an operating expense; therefore, we include these expenses below operating expenses. Interest expense primarily relates to interest incurred on our long-term debt, certain fees that are expensed as incurred and amortization of debt issuance costs. In addition, changes in the fair value of warrant liabilities that are associated with our long-term debt are recorded as interest expense.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$261.6	$63.9	$197.7	309.4%
Net investment income	10.0	6.8	3.2	47.1%
Fee income	16.6	3.8	12.8	336.8%
Other income	1.0	0.3	0.7	233.3%
Total revenues	289.2	74.8	214.4	286.6%
Operating expenses:
Loss and loss adjustment expenses	190.3	59.5	130.8	219.8%
Sales and marketing	34.2	6.1	28.1	460.7%
Other insurance expense	28.1	2.6	25.5	980.8%
Technology and development	14.7	11.1	3.6	32.4%
General and administrative	18.1	20.7	(2.6)	(12.6)%
Total operating expenses	285.4	100.0	185.4	185.4%
Operating income (loss)	3.8	(25.2)	29.0	115.1%
Interest expense	(11.6)	(11.5)	(0.1)	0.9%
Loss before income tax expense	(7.8)	(36.7)	28.9	(78.7)%
Income tax expense	—	—	—	—%
Net loss	(7.8)	(36.7)	28.9	(78.7)%
Other comprehensive loss:
Changes in net unrealized losses on investments	(0.1)	(1.2)	1.1	(91.7)%
Comprehensive loss	$(7.9)	$(37.9)	$30.0	(79.2)%
Revenue
Net Premiums Earned
Net premiums earned increased $197.7 million, or 309.4%, to $261.6 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to reduced cessions of gross premiums earned to reinsurers between periods. The increase was also due to an increase in policies in force as a result of increased direct performance marketing spend and greater premium per policy resulting from rate actions.
During the three months ended June 30, 2024 and 2023, we ceded approximately 15.1% and 51.4% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance and commutations of certain reinsurance agreements as previously discussed in the second half of 2023.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Gross premiums written	$308.2	$145.0	$163.2	112.6%
Ceded premiums written	(44.6)	(67.2)	22.6	(33.6)%
Net premiums written	263.6	77.8	185.8	238.8%

Gross premiums earned	308.0	131.5	176.5	134.2%
Ceded premiums earned	(46.4)	(67.6)	21.2	(31.4)%
Net premiums earned	$261.6	$63.9	$197.7	309.4%
Gross premiums written increased for the three months ended June 30, 2024 primarily due to growth in new writings as a result of increased direct performance marketing spend compared to the same period in 2023.The increase in gross premiums earned was primarily due to greater policies in force and a 12.5% increase in premium per policy primarily attributable to rate actions.
Fee Income
Fee income increased $12.8 million, or 336.8%, to $16.6 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $7.2 million increase in policy fees due to implementation of new fees as a result of refining our fee schedules to policyholders and increased policies in force. We also experienced a $4.9 million increase in installment fees attributable to an increase in collected fees, as a result of increased gross written premium.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $130.8 million, or 219.8%, to $190.3 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers for the three months ended June 30, 2024 compared to the same period in 2023.
Gross accident period loss ratios decreased to 62.4% for the three months ended June 30, 2024, from 64.8% for the same period in 2023. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by business tenure mix and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We estimated a 6% increase in severity per claim and a 1% increase in claim frequency for the three months ended June 30, 2024 compared to the same period in 2023 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense increased $28.1 million, or 460.7%, to $34.2 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase was due to a $25.0 million increase in direct performance marketing spend to drive accretive growth and deeper market penetration in the states in which we operate.

Other Insurance Expense
Other insurance expense increased $25.5 million, or 980.8%, to $28.1 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily driven by an $8.4 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance in the second half of 2023. We also experienced a $5.7 million increase in premium write-offs and a $3.6 million increase in premium taxes primarily attributable to an increase in gross premiums earned. In addition, we experienced a $3.2 million increase in commission expenses related to the continued growth in our partnership channel including amortization of deferred policy acquisition costs. We also experienced a $2.0 million increase in report costs due to an increase in customer applications and new writings growth and a $1.8 million increase in policy processing fees. This was partially offset by a $2.8 million decrease in Carvana warrant expense. All short-term warrant expense has been recognized, as a result of all short-term warrants fully vesting.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$491.9	$123.9	$368.0	297.0%
Net investment income	19.2	13.5	5.7	42.2%
Fee income	31.3	7.0	24.3	347.1%
Other income	1.7	0.5	1.2	240.0%
Total revenues	544.1	144.9	399.2	275.5%
Operating expenses:
Loss and loss adjustment expenses	356.7	122.8	233.9	190.5%
Sales and marketing	64.6	9.7	54.9	566.0%
Other insurance expense	52.7	3.9	48.8	1,251.3%
Technology and development	25.7	21.3	4.4	20.7%
General and administrative	35.2	42.2	(7.0)	(16.6)%
Total operating expenses	534.9	199.9	335.0	167.6%
Operating income (loss)	9.2	(55.0)	64.2	116.7%
Interest expense	(23.2)	(22.6)	(0.6)	2.7%
Loss before income tax expense	(14.0)	(77.6)	63.6	(82.0)%
Income tax expense	—	—	—	—%
Net loss	(14.0)	(77.6)	63.6	(82.0)%
Other comprehensive loss:
Changes in net unrealized losses on investments	(0.9)	(0.1)	(0.8)	800.0%
Comprehensive loss	$(14.9)	$(77.7)	$62.8	(80.8)%
Revenue
Net Premiums Earned
Net premiums earned increased $368.0 million, or 297.0%, to $491.9 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to reduced cessions of gross premiums earned to reinsurers between periods. The increase was also due to an increase in policies in force as a result of increased direct performance marketing spend and greater premium per policy resulting from rate actions.

During the six months ended June 30, 2024 and 2023, we ceded approximately 15.6% and 52.6% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance and commutations of certain reinsurance agreements as previously discussed in the second half of 2023.
The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Gross premiums written	$638.9	$279.7	$359.2	128.4%
Ceded premiums written	(91.3)	(137.1)	45.8	(33.4)%
Net premiums written	547.6	142.6	405.0	284.0%

Gross premiums earned	583.0	261.6	321.4	122.9%
Ceded premiums earned	(91.1)	(137.7)	46.6	(33.8)%
Net premiums earned	$491.9	$123.9	$368.0	297.0%
Gross premiums written increased for the six months ended June 30, 2024 primarily due to growth in new writings as a result of increased direct performance marketing spend compared to the same period in 2023. The increase in gross premiums earned was primarily due to greater policies in force and a 12.5% increase in premium per policy primarily attributable to rate actions.
Net Investment Income
Net investment income increased $5.7 million, or 42.2%, to $19.2 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily driven by a larger investment portfolio and higher interest and dividends received attributable to investing more in higher yielding investments, as a result of the favorable interest rate environment.
Fee Income
Fee income increased $24.3 million, or 347.1%, to $31.3 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $13.3 million increase in policy fees due to implementation of new fees as a result of refining our fee schedules to policyholders and increased policies in force. We also experienced a $9.7 million increase in installment fees attributable to an increase in collected fees, as a result of increased gross written premium.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $233.9 million, or 190.5%, to $356.7 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers for the six months ended June 30, 2024 compared to the same period in 2023.

Gross accident period loss ratios decreased to 61.4% for the six months ended June 30, 2024, from 65.6% for the same period in 2023. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by business tenure mix and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We estimated a 7% increase in severity per claim and a 1% decrease in claim frequency for the six months ended June 30, 2024 compared to the same period in 2023 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense increased $54.9 million, or 566.0%, to $64.6 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was due to a $51.8 million increase in direct performance marketing spend to drive accretive growth and deeper market penetration in the states in which we operate.
Other Insurance Expense
Other insurance expense increased $48.8 million, or 1,251.3%, to $52.7 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $15.4 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance in the second half of 2023. We also experienced an $8.9 million increase in premium write-offs and an $8.2 million increase in report costs due to an increase in customer applications and new writings growth. In addition, we experienced a $7.1 million increase in commission expenses related to the continued growth in our partnership channel including amortization of deferred policy acquisition costs. We also experienced a $6.4 million increase in premium taxes primarily attributable to an increase in gross premiums earned and a $3.4 million increase in policy processing fees. This was partially offset by a $4.4 million decrease in Carvana warrant expense. All short-term warrant expense has been recognized, as a result of all short-term warrants fully vesting.
Technology and Development
Technology and development increased $4.4 million, or 20.7%, to $25.7 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $2.0 million increase in accelerated amortization of internally developed software and a $1.8 million increase in software development expense as we continue to invest in developing and improving our technology platforms and infrastructure.
General and Administrative
General and administrative decreased $7.0 million, or 16.6%, to $35.2 million for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily driven by a $6.9 million decrease in legal and professional fees.
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

Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (1) monitor and evaluate the performance of our business operations and financial performance; (2) facilitate internal comparisons of the historical operating performance of our business operations; (3) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (4) review and assess the performance of our management team, including when determining incentive compensation; (5) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (6) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
Direct Contribution
For the definition of direct contribution and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of total revenue to direct contribution for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Total revenue	$289.2	$74.8	$544.1	$144.9
Loss and loss adjustment expenses	(190.3)	(59.5)	(356.7)	(122.8)
Other insurance expense	(28.1)	(2.6)	(52.7)	(3.9)
Gross profit	70.8	12.7	134.7	18.2
Net investment income	(10.0)	(6.8)	(19.2)	(13.5)
Adjustments from other insurance expense(1)	18.6	14.9	39.4	27.9
Ceded premiums earned	46.4	67.6	91.1	137.7
Ceded loss and loss adjustment expenses	(28.4)	(39.7)	(55.7)	(83.9)
Net ceding commission and other(2)	(10.4)	(19.4)	(22.6)	(38.5)
Direct contribution	$87.0	$29.3	$167.7	$47.9
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
The following table provides a reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Net loss	$(7.8)	$(36.7)	$(14.0)	$(77.6)
Adjustments:
Interest expense	10.8	10.7	21.7	21.1
Income tax expense	—	—	—	—
Depreciation and amortization	3.9	2.7	6.7	5.3
Share-based compensation	3.8	5.2	8.4	7.3
Warrant compensation expense	1.0	3.9	3.8	8.3
Restructuring costs(1)	—	1.9	0.1	7.5
Write-offs and other(2)	0.4	0.4	0.5	4.9
Adjusted EBITDA	$12.1	$(11.9)	$27.2	$(23.2)
______________
(1) Restructuring costs consist of employee costs, real estate exit costs, and other. This includes share-based compensation of zero for the three and six months ended June 30, 2024, and zero and $0.4 million for the three and six months ended June 30, 2023, respectively. This also includes depreciation and amortization of $0.1 million and $0.2 million for the three and six months ended June 30, 2024 and 2023, respectively. For further information on restructuring costs, see Note 9, “Restructuring Costs,” in the Notes to Condensed Consolidated Financial Statements.
(2) Write-offs and other primarily reflects legal costs and other items that do not reflect our ongoing operating performance. Legal and other fees related to the 2022 purported misappropriation of funds by a former senior marketing employee of $0.4 million and $0.5 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $2.4 million for the three and six months ended June 30, 2023, respectively.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of stock and debt and from sales of investments. Cash generated from operations is highly dependent on being able to efficiently acquire and maintain customers while pricing our insurance products appropriately. We are continuously evaluating alternatives for efficiently funding our ongoing operations and reducing our cost of capital. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of stock and debt.
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

Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio. To date, our insurance subsidiaries have not paid any dividends and, as of June 30, 2024, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of June 30, 2024, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At June 30, 2024, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio of 15:1, which we maintained as of June 30, 2024. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must receive approval from CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. The maturity of the Term Loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate with a 1.0% floor, plus 9.0%. The Term Loan can be repaid at anytime through the maturity date as long as we provide at least three business days of written notice and pay a prepayment premium, which expired on July 26, 2024.
Liquidity
As of June 30, 2024, we had $667.2 million in cash and cash equivalents, of which $447.4 million was held outside of regulated insurance entities. We also had $235.5 million in marketable securities.
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

Tax withholding obligations arise upon vesting of shares of RSUs and PSUs, and these obligations must be satisfied at the time they arise through cash payments remitted to the relevant tax authorities. To the extent we satisfy our tax withholding obligations with respect to these equity compensation awards by withholding shares and remitting cash to the relevant tax authorities, the amount of cash payments due for taxes upon the vesting of such equity compensation awards is dependent on the price of our Class A common stock on the applicable vesting dates and could be substantial. Future obligations could have a negative impact on our liquidity and ability to use funds for operational purposes. During the second quarter of 2024, we paid $10.8 million in tax withholding obligations arising from the vesting of shares of RSUs and PSUs.
For illustrative purposes, assuming a stock price of $51.48 per share (the closing price of our shares of Class A common stock on the The Nasdaq Stock Market on July 1, 2024), we estimate that our tax withholding obligations on account of remaining vesting events for each of the subsequent three quarters through the first quarter of 2025 of approximately $2.1 million and approximately $5.0 million for the second quarter 2025.
Our debt covenants required cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $150.0 million. We must continue to satisfy the direct contribution to gross premiums earned ratio requirement of greater than 12% at the end of each fiscal quarter in order to maintain the threshold of $150.0 million. If we do not satisfy these requirements, the threshold will return to $200.0 million.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$77.1	$(94.3)
Net cash used in investing activities	(74.3)	(39.2)
Net cash used in financing activities	(14.3)	(0.6)
Net cash provided by operating activities for the six months ended June 30, 2024 was $77.1 million compared to $94.3 million of net cash used in operating activities for the six months ended June 30, 2023. The increase in cash provided by operating activities was due to an increase in the loss and LAE reserves for the six months ended June 30, 2024 reflecting the growth in policies in force, a material reduction in net loss between the periods, growth in premiums not yet earned and timing of reinsurance payments. This was partially offset by timing of reinsurance receipts and claims receipts during the six months ended June 30, 2024 compared to the same period in 2023.
Net cash used in investing activities for the six months ended June 30, 2024 was $74.3 million compared to $39.2 million of net cash used in investing activities for the six months ended June 30, 2023. The increase in cash used in investing activities was primarily due to purchases of investments which was partially offset by proceeds from maturities, call and pay downs of investments.
Net cash used in financing activities for the six months ended June 30, 2024 was $14.3 million compared to $0.6 million of net cash used in financing activity for the six months ended June 30, 2023. The increase in cash used in financing activities was primarily due to tax withholding obligations arising from the vesting of shares of RSUs and PSUs during the six months ended June 30, 2024.
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
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and LAE, valuation allowance on our deferred tax assets and allowance for expected credit losses on premium receivables and reinsurance recoverables. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” in our 2023 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, there were no material changes to our critical accounting estimates from those discussed in our 2023 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2023 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2023 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors,” in the 2023 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.

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
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The Ohio DOI may, in the future, adopt statutory provisions more restrictive than those currently in effect.
Further, our Term Loan includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividend or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the applicable loan agreements.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2024.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

10.1#	2024 Short-Term Incentive Plan					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Root, Inc.

Date: August 7, 2024	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2024	By:	/s/ Ryan Forish
Ryan Forish
Chief Accounting Officer
(Principal Accounting Officer)