Form 10-Q
period 2024-09-30
Root, Inc.
filed 2024-10-30
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2024, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 10.7 million and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 4.4 million.

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
•our ability to remain profitable and extend our capital runway;
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
•our lack of operating history and ability to remain profitable;
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
•the effect of interest rates on our available cash and our ability to maintain compliance with our amended term loan, including performance and liquidity covenants;
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
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Root,” “the Company,” “we,” “our” and “us” refer to Root, Inc. and its subsidiaries.
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

Part I.  Financial Information
Item 1.  Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	September 30,	December 31,
	2024	2023
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $264.1 and $168.4 at September 30, 2024 and December 31, 2023, respectively)	$266.2	$165.9
Short-term investments (amortized cost: $8.6 and $0.9 at September 30, 2024 and December 31, 2023, respectively)	8.6	0.9
Other investments	4.4	4.4
Total investments	279.2	171.2
Cash and cash equivalents	674.8	678.7
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $7.2 and $4.0 at September 30, 2024 and December 31, 2023, respectively	308.7	247.1
Reinsurance recoverable and receivable, net of allowance of $1.8 at September 30, 2024 and December 31, 2023	160.6	125.3
Prepaid reinsurance premiums	37.8	48.2
Other assets	99.8	76.2
Total assets	$1,561.9	$1,347.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$392.4	$284.2
Unearned premiums	354.4	283.7
Long-term debt and warrants	300.9	299.0
Reinsurance premiums payable	46.2	54.4
Accounts payable and accrued expenses	64.0	65.6
Other liabilities	110.1	83.1
Total liabilities	1,268.0	1,070.0
Commitments and Contingencies (Note 11)
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at September 30, 2024 and December 31, 2023 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 10.6 and 9.5 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Class B convertible common stock, $0.0001 par value, 269.0 shares authorized, 4.4 and 5.0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,883.8	1,883.4
Accumulated other comprehensive income (loss)	2.1	(2.5)
Accumulated loss	(1,704.0)	(1,715.2)
Total stockholders’ equity	181.9	165.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,561.9	$1,347.7
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Revenues:
Net premiums earned	$279.3	$100.0	$771.2	$223.9
Net investment income	8.0	9.0	27.2	22.5
Fee income	17.1	6.2	48.4	13.2
Other income	1.3	0.1	3.0	0.6
Total revenues	305.7	115.3	849.8	260.2
Operating expenses:
Loss and loss adjustment expenses	184.5	85.8	541.2	208.6
Sales and marketing	34.0	13.1	98.6	22.8
Other insurance expense	22.4	18.3	75.1	22.2
Technology and development	12.9	11.1	38.6	32.4
General and administrative	17.5	21.0	52.7	63.2
Total operating expenses	271.3	149.3	806.2	349.2
Operating income (loss)	34.4	(34.0)	43.6	(89.0)
Interest expense	(11.6)	(11.8)	(34.8)	(34.4)
Income (loss) before income tax expense	22.8	(45.8)	8.8	(123.4)
Income tax expense	—	—	—	—
Net income (loss)	22.8	(45.8)	8.8	(123.4)
Net income attributable to participating securities	(1.1)	—	(0.5)	—
Net income (loss) attributable to common shareholders	21.7	(45.8)	8.3	(123.4)
Other comprehensive income (loss):
Net income (loss)	22.8	(45.8)	8.8	(123.4)
Changes in net unrealized gains (losses) on investments	5.5	(0.7)	4.6	(0.8)
Comprehensive income (loss)	$28.3	$(46.5)	$13.4	$(124.2)
Earnings (loss) per common share: (both Class A and B)
Basic	$1.45	$(3.16)	$0.56	$(8.57)
Diluted	$1.35	$(3.16)	$0.52	$(8.57)
Weighted-average common shares outstanding: (both Class A and B)
Basic	15.0	14.5	14.8	14.4
Diluted	16.9	14.5	16.8	14.4

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—June 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,881.5	$(3.4)	$(1,726.8)	$151.3
Net income	—	—	—	—	—	—	—	22.8	22.8
Other comprehensive income	—	—	—	—	—	—	5.5	—	5.5
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	—	—	—	(2.0)	—	—	(2.0)
Common stock—share-based compensation expense	—	—	—	—	—	4.3	—	—	4.3
Balance—September 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,883.8	$2.1	$(1,704.0)	$181.9

Balance—January 1, 2024	14.1	$112.0	9.5	5.0	$—	$1,883.4	$(2.5)	$(1,715.2)	$165.7
Net income	—	—	—	—	—	—	—	8.8	8.8
Other comprehensive income	—	—	—	—	—	—	4.6	—	4.6
Conversion of Class B to Class A common stock	—	—	0.6	(0.6)	—	—	—	—	—
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.5	—	—	(15.7)	—	2.4	(13.3)
Common stock—share-based compensation expense	—	—	—	—	—	12.7	—	—	12.7
Warrant compensation expense	—	—	—	—	—	3.8	—	—	3.8
Warrant issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—September 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,883.8	$2.1	$(1,704.0)	$181.9

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—June 30, 2023	14.1	$112.0	9.4	5.0	$—	$1,865.7	$(5.9)	$(1,645.4)	$214.4
Net loss	—	—	—	—	—	—	—	(45.8)	(45.8)
Other comprehensive loss	—	—	—	—	—	—	(0.7)	—	(0.7)
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	4.7	—	—	4.7
Warrant compensation expense	—	—	—	—	—	5.0	—	—	5.0
Warrant issuance costs	—	—	—	—	—	(0.5)	—	—	(0.5)
Balance—September 30, 2023	14.1	$112.0	9.5	5.0	$—	$1,874.9	$(6.6)	$(1,691.2)	$177.1

Balance—January 1, 2023	14.1	$112.0	9.2	5.0	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
Net loss	—	—	—	—	—	—	—	(123.4)	(123.4)
Other comprehensive loss	—	—	—	—	—	—	(0.8)	—	(0.8)
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.3	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	12.4	—	—	12.4
Warrant compensation expense	—	—	—	—	—	13.3	—	—	13.3
Warrant issuance costs	—	—	—	—	—	(1.5)	—	—	(1.5)
Balance—September 30, 2023	14.1	$112.0	9.5	5.0	$—	$1,874.9	$(6.6)	$(1,691.2)	$177.1

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$8.8	$(123.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	12.7	12.4
Warrant compensation expense	3.8	13.3
Depreciation and amortization	12.1	8.2
Bad debt expense	22.7	10.6
Gain on lease modification	—	(0.3)
Changes in operating assets and liabilities:
Premiums receivable	(84.3)	(83.9)
Reinsurance recoverable and receivable	(35.3)	8.5
Prepaid reinsurance premiums	10.4	38.1
Other assets	(23.1)	10.6
Losses and loss adjustment expenses reserves	108.2	(30.9)
Unearned premiums	70.7	82.4
Reinsurance premiums payable	(8.2)	(48.0)
Accounts payable and accrued expenses	(1.9)	9.6
Other liabilities	29.9	13.1
Net cash provided by (used in) operating activities	126.5	(79.7)
Cash flows from investing activities:
Purchases of investments	(147.7)	(61.7)
Proceeds from maturities, calls and pay downs of investments	40.5	22.3
Sales of investments	0.5	0.5
Capitalization of internally developed software	(7.0)	(7.1)
Purchases of fixed assets	(0.4)	(0.2)
Net cash used in investing activities	(114.1)	(46.2)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(13.3)	(0.9)
Payment of preferred stock and related warrants issuance costs	(3.0)	—
Net cash used in financing activities	(16.3)	(0.9)
Net decrease in cash, cash equivalents and restricted cash	(3.9)	(126.8)
Cash, cash equivalents and restricted cash at beginning of period	679.7	763.1
Cash, cash equivalents and restricted cash at end of period	$675.8	$636.3

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
Legal and Other Contingencies—From time to time, we are party to litigation and legal proceedings relating to our business operations. We consider legal actions relating to claims made in the ordinary course of seeking indemnification for a loss covered by the insurance policy in establishing loss and LAE reserves. In the ordinary course of business, we also face certain lawsuits that seek damages beyond policy limits, or extra-contractual claims.
We continually evaluate potential liabilities and reserves for litigation and other matters using the guidance issued in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, Topic 450, Contingencies. Under this guidance, we may only record reserves for a loss if as of the date the financial statements are issued or available to be issued, the likelihood of occurrence is deemed probable and we can reasonably estimate the amount of the loss. When disclosing litigation, claims or other matters where a material loss is judged to be reasonably possible, we will disclose an estimated range of loss or state that an estimate cannot be made. We consider each matter using this guidance and record reserves for losses as warranted by establishing a reserve in loss and loss adjustment expense reserves for extra-contractual claims and other liabilities for class action, other non-claims related lawsuits and other matters in our condensed consolidated balance sheets. Any non-reinsurance related recoveries are recognized as other assets in our condensed consolidated balance sheets. We record amounts within loss and loss adjustment expenses for extra-contractual claims and general and administrative for class action and other non-claims related lawsuits in our condensed consolidated statements of operations and comprehensive income (loss). For other recoveries, we record these amounts in the same account as the initial expense in our condensed consolidated statements of operations and comprehensive income (loss). Further details are discussed in Note 11, “Commitments and Contingencies.”

Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	September 30,	December 31,
	2024	2023
	(dollars in millions)
Cash and cash equivalents	$674.8	$678.7
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$675.8	$679.7

Deferred Policy Acquisition Costs—The following table provides a reconciliation of the beginning and ending deferred policy acquisition costs, net of accumulated amortization, reported in other assets within the condensed consolidated balance sheets as of September 30, 2024 and 2023:

	2024	2023
	(dollars in millions)
Balance, January 1	$18.0	$6.7
Acquisition costs deferred	32.3	28.5
Amortization expense	(23.8)	(20.4)
Balance, September 30	$26.5	$14.8
Earnings (Loss) Per Share—Earnings (loss) per share, or EPS, results are a key indicator of the overall performance relative to each share of our outstanding common stock. Basic earnings per share is calculated using the two-class method. Undistributed earnings are allocated to participating securities based on the extent to which each class may share in earnings as if all the earnings for the period have been distributed. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Common shares, when contingencies, such as vesting requirements, exist and have not been satisfied, are excluded from basic earnings per share.
Our Class A and Class B common stock are entitled to the same liquidation and dividend rights and therefore earnings are allocated equally. Our redeemable convertible preferred stock and nonvested shares subject to repurchase are considered to be participating securities because they participate in dividends that are non-forfeitable and distributions with common stock.
Diluted EPS for both Class A and Class B common stock includes all the components of basic EPS, plus the dilutive effect of common stock equivalents, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. The dilutive effect of stock options, nonvested shares subject to repurchase, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and warrants are calculated using the treasury stock method. The dilutive effect of redeemable convertible preferred stock is calculated using the if-converted method.
For periods in which we operate at a loss, the conversion of common stock equivalents would increase the denominator of the diluted earnings per share calculation and create a lower loss per share. Therefore, these common stock equivalents are considered antidilutive and diluted EPS is equal to basic EPS. Participating securities do not participate in losses and therefore losses are not allocated in the two-class method. Further details are discussed in Note 12, “Earnings (Loss) Per Share.”

Upcoming Accounting Pronouncements—In November 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment, a description of its composition and the title and position of the Chief Operating Decision Maker, or CODM, with an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding to allocate resources. It also requires all annual disclosures about a reportable segments’ profit or loss and assets to be reported on an interim basis. Although we operate in only one reporting segment, we are still required to provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280.
This ASU is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We will adopt this ASU in the fourth quarter of 2024 on a retrospective basis. We have currently identified the Chief Executive Officer as our CODM and net income (loss), as reported on the condensed consolidated statement of operations and comprehensive income (loss), as our reported measure of segment profit or loss. We are currently evaluating the other impacts of this ASU.
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

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$33.7	$—	$0.6	$—	$34.3
Municipal securities	23.4	—	0.3	(0.4)	23.3
Corporate debt securities	104.2	—	1.4	(0.6)	105.0
Residential mortgage-backed securities	20.7	—	0.3	(0.1)	20.9
Commercial mortgage-backed securities	52.0	—	0.7	(0.4)	52.3
Other debt obligations	30.1	—	0.3	—	30.4
Total fixed maturities	264.1	—	3.6	(1.5)	266.2
Short-term investments	8.6	—	—	—	8.6
Total	$272.7	$—	$3.6	$(1.5)	$274.8

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$14.6	$—	$0.1	$(0.1)	$14.6
Municipal securities	24.8	—	0.1	(0.8)	24.1
Corporate debt securities	66.3	—	0.2	(1.3)	65.2
Residential mortgage-backed securities	12.0	—	0.1	(0.2)	11.9
Commercial mortgage-backed securities	30.4	—	0.1	(0.7)	29.8
Other debt obligations	20.3	—	0.1	(0.1)	20.3
Total fixed maturities	168.4	—	0.7	(3.2)	165.9
Short-term investments	0.9	—	—	—	0.9
Total	$169.3	$—	$0.7	$(3.2)	$166.8
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of September 30, 2024 and December 31, 2023. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of September 30, 2024 and December 31, 2023.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$2.2	$—	$2.5	$—	$4.7	$—
Municipal securities	0.1	—	11.2	(0.4)	11.3	(0.4)
Corporate debt securities	14.2	—	23.2	(0.6)	37.4	(0.6)
Residential mortgage-backed securities	1.6	—	1.7	(0.1)	3.3	(0.1)
Commercial mortgage-backed securities	6.2	—	8.8	(0.4)	15.0	(0.4)
Other debt obligations	0.9	—	2.3	—	3.2	—
Total fixed maturities	25.2	—	49.7	(1.5)	74.9	(1.5)
Short-term investments	1.0	—	—	—	1.0	—
Total	$26.2	$—	$49.7	$(1.5)	$75.9	$(1.5)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$1.7	$—	$2.4	$(0.1)	$4.1	$(0.1)
Municipal securities	3.1	—	15.1	(0.8)	18.2	(0.8)
Corporate debt securities	13.4	—	35.1	(1.3)	48.5	(1.3)
Residential mortgage-backed securities	4.1	—	1.9	(0.2)	6.0	(0.2)
Commercial mortgage-backed securities	9.1	(0.1)	13.4	(0.6)	22.5	(0.7)
Other debt obligations	4.4	—	4.4	(0.1)	8.8	(0.1)
Total fixed maturities	35.8	(0.1)	72.3	(3.1)	108.1	(3.2)
Short-term investments	0.3	—	—	—	0.3	—
Total	$36.1	$(0.1)	$72.3	$(3.1)	$108.4	$(3.2)

Other Investments
As of September 30, 2024 and December 31, 2023, other investments related to our private equity investments were $4.4 million. There were no realized or unrealized gains and losses or impairment losses recognized on private equity investments for the three and nine months ended September 30, 2024 and 2023.
There were no realized gains or losses on short-term investments, available-for-sale fixed maturities and other investments for the three and nine months ended September 30, 2024 and 2023.

The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at September 30, 2024:

	September 30, 2024
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$37.0	$36.9
Due after one year through five years	174.2	175.8
Due five years through 10 years	30.2	30.8
Due after 10 years	31.3	31.3
Total	$272.7	$274.8
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Interest on bonds	$2.6	$1.4	$6.6	$3.3
Interest on deposits and cash equivalents	8.7	7.9	25.0	19.8
Total	11.3	9.3	31.6	23.1
Investment expense	(3.3)	(0.3)	(4.4)	(0.6)
Net investment income	$8.0	$9.0	$27.2	$22.5
The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$69.3	$69.7	25.4%
AA+, AA, AA-, A-1	114.5	115.7	42.1
A+, A, A-	69.5	69.9	25.4
BBB+, BBB, BBB-	19.4	19.5	7.1
Total	$272.7	$274.8	100.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$53.0	$52.1	31.2%
AA+, AA, AA-, A-1	59.4	58.8	35.3
A+, A, A-	42.1	41.2	24.7
BBB+, BBB, BBB-	14.8	14.7	8.8
Total	$169.3	$166.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$33.6	$0.7	$—	$34.3
Municipal securities	—	23.3	—	23.3
Corporate debt securities	—	105.0	—	105.0
Residential mortgage-backed securities	—	20.9	—	20.9
Commercial mortgage-backed securities	—	52.3	—	52.3
Other debt obligations	—	30.4	—	30.4
Total fixed maturities	33.6	232.6	—	266.2
Short-term investments	8.4	0.2	—	8.6
Cash equivalents	416.6	—	—	416.6
Total assets at fair value	$458.6	$232.8	$—	$691.4

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$13.3	$1.3	$—	$14.6
Municipal securities	—	24.1	—	24.1
Corporate debt securities	—	65.2	—	65.2
Residential mortgage-backed securities	—	11.9	—	11.9
Commercial mortgage-backed securities	—	29.8	—	29.8
Other debt obligations	—	20.3	—	20.3
Total fixed maturities	13.3	152.6	—	165.9
Short-term investments	0.9	—	—	0.9
Cash equivalents	439.6	—	—	439.6
Total assets at fair value	$453.8	$152.6	$—	$606.4
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of September 30, 2024 and December 31, 2023, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of September 30, 2024	Estimated Fair Value as of September 30, 2024	Carrying Amount as of December 31, 2023	Estimated Fair Value as of December 31, 2023
	(dollars in millions)
Long-term debt	$300.9	$307.9	$299.0	$305.2
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Nine Months Ended September 30,
	2024	2023
	(dollars in millions)
Gross loss and LAE reserves, January 1	$284.2	$287.4
Reinsurance recoverable on unpaid losses	(43.8)	(76.4)
Net loss and LAE reserves, January 1	240.4	211.0
Net incurred loss and LAE related to:
Current year	549.1	209.2
Prior years	(7.9)	(0.6)
Total incurred	541.2	208.6
Net paid loss and LAE related to:
Current year	293.2	87.4
Prior years	146.3	117.3
Total paid	439.5	204.7
Net loss and LAE reserves, September 30	342.1	214.9
Plus reinsurance recoverable on unpaid losses	50.3	41.6
Gross loss and LAE reserves, September 30	$392.4	$256.5
Incurred losses and LAE attributable to prior accident years was a decrease of $7.9 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2023 on both liability and physical damage coverages. For the nine months ended September 30, 2023, the development of incurred losses and LAE related to prior periods was a result of lower-than-expected reported losses on injury coverages, partially offset by losses on commutations of certain reinsurance agreements and higher-than-expected LAE in prior accident periods.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive income (loss) for reinsurance for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Premiums written:
Direct	$270.9	$192.7	$793.9	$444.6
Assumed	60.8	31.5	176.7	59.3
Ceded	(27.1)	(22.3)	(118.4)	(159.4)
Net premiums written	$304.6	$201.9	$852.2	$344.5
Premiums earned:
Direct	$258.6	$141.6	$739.7	$381.9
Assumed	58.4	18.2	160.3	39.5
Ceded	(37.7)	(59.8)	(128.8)	(197.5)
Net premiums earned	$279.3	$100.0	$771.2	$223.9
Losses and LAE incurred:
Direct	$168.2	$106.8	$504.0	$297.1
Assumed	39.1	13.4	115.7	29.8
Ceded	(22.8)	(34.4)	(78.5)	(118.3)
Net losses and LAE incurred	$184.5	$85.8	$541.2	$208.6
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.

7.LONG-TERM DEBT
In January 2022, we entered into a $300.0 million five-year term loan, or Term Loan, with the principal amount due and payable upon maturity on January 27, 2027. Interest is payable quarterly and determined on a floating interest rate currently calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9.0%. The Term Loan can be repaid at anytime through the maturity date without a prepayment premium, provided that we give at least three business days’ written notice.
The following summarizes the carrying value of long-term debt and warrants as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(dollars in millions)
Term Loan	$300.0	$300.0
Accrued interest payable	7.6	7.9
Unamortized discount and debt issuance costs and warrants	(6.7)	(8.9)
Total	$300.9	$299.0
In September 2024, we entered into the first amendment to the Term Loan, which among other things, provides greater flexibility for investments in future insurance subsidiaries.
In October 2024, we entered into the second amendment to the Term Loan, or Amended Term Loan, which extinguished and modified portions of the Term Loan, including the interest rate, while also providing for new borrowings. For additional information refer to Note 14, “Subsequent Events.”

8.INCOME TAXES
The consolidated effective tax rate was zero for the three and nine months ended September 30, 2024 and 2023. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of September 30, 2024 and December 31, 2023, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

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
As of September 30, 2024, we do not expect to incur any additional material expenditures in future periods related to restructuring actions that have occurred.
The following table displays restructuring costs recorded in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Incurred Through September 30, 2024
	2024	2023	2024	2023
	(dollars in millions)
Restructuring costs:
Employee costs	$—	$1.8	$0.1	$5.9	$23.3
Real estate exit costs	—	—	—	—	2.1
Other costs	—	0.1	—	3.5	4.5
Total restructuring costs	$—	$1.9	$0.1	$9.4	$29.9
The following table displays a rollforward of the accrual for restructuring costs recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets:

Employee costs
(dollars in millions)
Restructuring activity:
Restructuring liability as of January 1, 2024	$8.3
Expense incurred	0.1
Payments	(8.4)
Restructuring liability as of September 30, 2024	$—

10.SHARE-BASED COMPENSATION
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants,” with the opportunity to purchase a maximum of 7.2 million shares of Class A common stock.
As of June 30, 2024, all of the short-term warrants have vested and all of the respective compensation cost has been recognized. While the short-term warrants are vested and outstanding, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. We recognized warrant compensation expense related to these equity-classified warrants based on policies originating through the integrated automobile insurance solution for Carvana’s online buying platform. All of these warrants are out-of-the-money and therefore have no intrinsic value as of September 30, 2024.
We recognized warrant compensation expense of zero and $5.0 million for the three months ended September 30, 2024 and 2023, respectively. We recognized warrant compensation expense of $3.8 million and $13.3 million for the nine months ended September 30, 2024 and 2023, respectively. Warrant compensation expense is recorded in other insurance expense in the condensed consolidated statements of operations and comprehensive income (loss).
Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of September 30, 2024, we had 1.9 million common shares available for issuance under the Plan.
When these RSU and PSU awards vest, we fund the related payroll tax withholding and remittance obligations by either (i) withholding shares of our Class A common stock that would have otherwise been issued with respect to such awards and pay the relevant tax authorities in cash to satisfy such tax obligations or (ii) allowing holders of such awards to pay us an amount in cash, via a broker, sufficient to cover the applicable tax withholding obligations. We recognize the related tax withholding liability for employee taxes on the date of the event triggering the measurement and payment of the tax to the taxing authority, which is the vesting date. The obligation to satisfy the employee portion of tax withholding in the event of net share settlement is reflected as a reduction of additional paid-in capital in our condensed consolidated balance sheets.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.6	$0.2	$1.4	$0.5
Sales and marketing	0.2	0.1	0.5	0.3
Other insurance expense	0.2	0.1	0.5	0.4
Technology and development	0.8	0.9	2.3	2.4
General and administrative	2.5	3.4	8.0	8.8
Total share-based compensation expense	$4.3	$4.7	$12.7	$12.4

The following table provides total share-based compensation expense by type of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Share-based compensation expense:
Restricted stock unit expense	$4.0	$4.4	$11.6	$11.4
Performance-based restricted stock unit expense	0.2	0.1	0.7	0.1
Stock option expense	0.1	0.2	0.4	0.9
Total share-based compensation expense	$4.3	$4.7	$12.7	$12.4
As of September 30, 2024, there was $0.6 million, $21.6 million, and $1.2 million of unrecognized compensation cost related to unvested stock options, RSUs, and PSUs, respectively. The remaining costs are expected to be recognized over a period of approximately two years for unvested stock options, and three years for RSUs and PSUs.
Restricted Stock Units and Performance-Based Restricted Stock Units
A summary of RSU and PSU activity for the nine months ended September 30, 2024 is as follows:

	Nine Months Ended September 30, 2024
Restricted Stock Units and Performance-Based Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at January 1, 2024	1.9	$14.47	$20.3
Granted	0.3	48.63
Vested	(0.7)	16.67	38.0
Forfeited, expired or canceled	(0.1)	17.11
Nonvested at September 30, 2024	1.4	$19.56	$54.7
Stock Options
A summary of option activity for the nine months ended September 30, 2024 is as follows:

	Nine Months Ended September 30, 2024
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2024	0.1	$33.68	4.29	$0.5
Granted	—	—
Exercised	—	7.05		123.6
Forfeited, expired or canceled	—	82.00
Outstanding and exercisable at September 30, 2024	0.1	$33.99	3.55	$2.9

11.COMMITMENTS AND CONTINGENCIES
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, except as disclosed below, we do not believe that we are party to any current or pending legal action that if concluded adversely could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act in connection with and following the Company’s initial public offering. The complaint sought unspecified damages. The defendants’ motion to dismiss the claims set forth in the complaint was granted and the lawsuit was dismissed with prejudice on March 31, 2023, which dismissal was affirmed on April 29, 2024, by the United States Court of Appeals for the Sixth Circuit. The plaintiffs filed a petition for a writ of certiorari on August 28, 2024 with the United States Supreme Court, which defendants have opposed. The Company intends to continue to vigorously defend against the allegations. We cannot predict the outcome or estimate the likelihood or magnitude of our possible or potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.
12.EARNINGS (LOSS) PER SHARE
The following table displays the computation of basic and diluted EPS for both Class A and Class B common stock for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Numerator:
Net income (loss)	$22.8	$(45.8)	$8.8	$(123.4)
Less: Undistributed income allocated to participating securities	(1.1)	—	(0.5)	—
Net income (loss) attributable to common shareholders	21.7	(45.8)	8.3	(123.4)
Denominator:
Weighted-average common shares outstanding: basic (both Class A and B)	15.0	14.5	14.8	14.4
Effect of dilutive securities:
RSUs and PSUs	1.0	—	1.1	—
Redeemable convertible preferred stock	0.8	—	0.8	—
Stock options	0.1	—	0.1	—
Weighted-average common shares outstanding: diluted (both Class A and B)	16.9	14.5	16.8	14.4
Earnings (loss) per common share (both Class A and B):
Basic	$1.45	$(3.16)	$0.56	$(8.57)
Diluted	$1.35	$(3.16)	$0.52	$(8.57)
For the three and nine months ended September 30, 2023, we operated at a loss and therefore, the conversion of common stock equivalents would increase the denominator of the diluted EPS calculation and create a lower loss per share. Therefore, these common stock equivalents are considered anti-dilutive and diluted EPS is equal to basic EPS.

We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Options to purchase common stock	—	0.1	—	0.1
Nonvested shares subject to repurchase	—	0.1	—	0.1
RSUs and PSUs	0.1	2.0	0.1	2.0
Redeemable convertible preferred stock (as converted to common stock)	—	0.8	—	0.8
Warrants to purchase common stock	7.7	7.7	7.7	7.7
Total	7.8	10.7	7.8	10.7

13.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$63.6	19.2%	$36.8	16.4%	$186.9	19.3%	$80.1	15.9%
Georgia	38.6	11.6	26.3	11.7	119.1	12.3	56.0	11.1
Florida	27.6	8.3	2.9	1.3	71.6	7.4	6.7	1.3
Colorado	19.3	5.8	15.3	6.8	54.8	5.6	37.8	7.5
Pennsylvania	19.1	5.8	12.1	5.4	54.4	5.6	29.0	5.8
South Carolina	14.5	4.4	11.8	5.3	46.1	4.7	28.6	5.7
Arizona	12.1	3.6	11.0	4.9	38.7	4.0	21.7	4.3
California	15.7	4.7	2.1	0.9	29.8	3.1	5.4	1.1
Ohio	9.0	2.7	8.4	3.7	29.1	3.0	16.9	3.4
Maryland	8.4	2.5	6.7	3.0	26.3	2.7	13.0	2.6
All others states	103.8	31.4	90.8	40.6	313.8	32.3	208.7	41.3
Total	$331.7	100.0%	$224.2	100.0%	$970.6	100.0%	$503.9	100.0%

14.SUBSEQUENT EVENTS
In October 2024, we entered into the Amended Term Loan that resulted in extinguishment of $237.1 million of the Term Loan, modification of $62.9 million of the Term Loan, and new borrowings of $137.1 million from new BlackRock funds. The resulting principal amount under the Amended Term Loan is $200.0 million and has a maturity date of October 29, 2030. Interest is variable and calculated quarterly between SOFR plus 5.25% and SOFR plus 6.00%, with a SOFR floor of 1.00%, based upon the debt-to-capital ratio payable quarterly, in cash.
In connection with the Amended Term Loan, during the fourth quarter of 2024 we expensed approximately $5.5 million of unamortized debt discount and issuance costs related to the extinguishment; and we incurred approximately $3.0 million of debt discount and issuance costs related to the new borrowings, most of which will be capitalized and amortized over the life of the Amended Term Loan.

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
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. These reinsurance structures deliver three core objectives: (1) prioritize revenue and targeted profitable customer growth while maintaining regulatory capital requirements; (2) source efficient capital to support customer acquisition costs; and (3) mitigate impact of large losses or tail events. We expect to continuously evaluate our utilization of third-party reinsurance while scaling our business in order to operate a capital-efficient business model. As our gross loss ratios continue to improve and stabilize over the long term, we expect to maintain the flexibility to modify our reinsurance program.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions, except premiums per policy)
Policies in force	407,313	259,522	407,313	259,522
Premiums per policy	$1,558	$1,398	$1,558	$1,398
Premiums in force	$1,269.2	$725.6	$1,269.2	$725.6
Gross premiums written	$331.7	$224.2	$970.6	$503.9
Gross premiums earned	$317.0	$159.8	$900.0	$421.4
Gross profit	$98.8	$11.2	$233.5	$29.4
Net income (loss)	$22.8	$(45.8)	$8.8	$(123.4)
Direct contribution	$110.5	$37.0	$278.2	$84.9
Adjusted EBITDA	$41.6	$(19.4)	$68.8	$(42.6)
Net loss and LAE ratio	66.1%	85.8%	70.2%	93.2%
Net expense ratio	25.0%	57.3%	28.1%	56.9%
Net combined ratio	91.1%	143.1%	98.3%	150.1%
Gross loss ratio	57.1%	65.6%	59.7%	67.4%
Gross LAE ratio	8.3%	9.6%	9.2%	10.2%
Gross expense ratio	23.8%	43.5%	27.2%	42.3%
Gross combined ratio	89.2%	118.7%	96.1%	119.9%
Gross accident period loss ratio	58.4%	62.8%	60.3%	64.5%
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
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net income (loss) excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, warrant compensation expense, restructuring charges, legal fees and other items that do not reflect our ongoing operating performance. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to adjusted EBITDA.
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

Other Insurance Expense
Other insurance expense includes underwriting expenses and any refunds related to these expenses, commission expenses related to our partnership channel, premium taxes which includes low income housing tax credits to offset certain state premium taxes, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, and Personnel Costs and Overhead related to actuarial and certain data science activities. We amortize a portion of our deferred policy acquisition costs including certain commissions related to our partnership channel, premium taxes, and report costs related to the successful acquisition of a policy. Tax credits are recognized when utilized. Other insurance expense is expensed as incurred, except for costs related to deferred policy acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward achieving milestones for policies originated through the Integrated Platform as defined under the Carvana commercial agreement.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$279.3	$100.0	$179.3	179.3%
Net investment income	8.0	9.0	(1.0)	(11.1)%
Fee income	17.1	6.2	10.9	175.8%
Other income	1.3	0.1	1.2	1,200.0%
Total revenues	305.7	115.3	190.4	165.1%
Operating expenses:
Loss and loss adjustment expenses	184.5	85.8	98.7	115.0%
Sales and marketing	34.0	13.1	20.9	159.5%
Other insurance expense	22.4	18.3	4.1	22.4%
Technology and development	12.9	11.1	1.8	16.2%
General and administrative	17.5	21.0	(3.5)	(16.7)%
Total operating expenses	271.3	149.3	122.0	81.7%
Operating income (loss)	34.4	(34.0)	68.4	201.2%
Interest expense	(11.6)	(11.8)	0.2	(1.7)%
Income (loss) before income tax expense	22.8	(45.8)	68.6	149.8%
Income tax expense	—	—	—	—%
Net income (loss)	22.8	(45.8)	68.6	149.8%
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	5.5	(0.7)	6.2	885.7%
Comprehensive income (loss)	$28.3	$(46.5)	$74.8	160.9%
Revenue
Net Premiums Earned
Net premiums earned increased $179.3 million, or 179.3%, to $279.3 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase in policies in force as a result of increased direct performance marketing spend, reduced cessions of gross premiums earned to reinsurers between periods and greater premium per policy resulting from rate actions.
During the three months ended September 30, 2024 and 2023, we ceded approximately 11.9% and 37.4% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance and commutations of certain reinsurance agreements as previously discussed in the second half of 2023.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Gross premiums written	$331.7	$224.2	$107.5	47.9%
Ceded premiums written	(27.1)	(22.3)	(4.8)	21.5%
Net premiums written	304.6	201.9	102.7	50.9%

Gross premiums earned	317.0	159.8	157.2	98.4%
Ceded premiums earned	(37.7)	(59.8)	22.1	(37.0)%
Net premiums earned	$279.3	$100.0	$179.3	179.3%
Gross premiums written increased for the three months ended September 30, 2024 primarily due to growth in new writings as a result of increased direct performance marketing spend compared to the same period in 2023. The increase in gross premiums earned was primarily due to greater policies in force and an 11.4% increase in premium per policy primarily attributable to rate actions.
Net Investment Income
Net investment income decreased $1.0 million, or 11.1%, to $8.0 million for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to a $2.9 million impairment related to low income housing tax credits that were utilized in the period. This was partially offset by a $1.6 million increase in higher interest and dividends received primarily due to a larger investment portfolio.
Fee Income
Fee income increased $10.9 million, or 175.8%, to $17.1 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $6.9 million increase in policy fees due to increased policies in force. We also experienced a $3.3 million increase in installment fees attributable to an increase in collected fees, as a result of increased gross written premium.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $98.7 million, or 115.0%, to $184.5 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers for the three months ended September 30, 2024 compared to the same period in 2023.
Gross accident period loss ratios decreased to 58.4% for the three months ended September 30, 2024, from 62.8% for the same period in 2023. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by business tenure mix. We estimated a 6% increase in severity per claim and a 7% decrease in claim frequency for the three months ended September 30, 2024 compared to the same period in 2023 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.

Sales and Marketing
Sales and marketing expense increased $20.9 million, or 159.5%, to $34.0 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to a $17.7 million increase in direct performance marketing spend to drive accretive growth and deeper market penetration in the states in which we operate. We also experienced a $2.4 million increase in experimental marketing spend as part of our efforts to diversify our distribution channels.
Other Insurance Expense
Other insurance expense increased $4.1 million, or 22.4%, to $22.4 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $5.9 million increase in premium write-offs as a result of greater policies in force. We also experienced a $5.7 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance in the second half of 2023. In addition, we experienced a $4.0 million increase in commission expenses related to the continued growth in our partnership channel including amortization of deferred policy acquisition costs and a $4.0 million increase in premium taxes primarily attributable to an increase in gross premiums earned. We also experienced a $1.5 million increase in policy processing fees as a result of greater premiums earned during the period. This was partially offset by a $6.7 million sales tax refund related to multiple prior years and a $5.0 million decrease in Carvana warrant expense. All short-term warrant expense has been recognized, as a result of all short-term warrants fully vesting. In addition, we experienced a $3.3 million decrease in premium taxes related to low income housing tax credit utilization in the period and a $3.2 million decrease in report costs primarily driven by enhanced efficiency and reduced costs for reports related to new business.
Other Comprehensive Income (Loss)
Changes in Net Unrealized Gains (Losses) on Investments
Changes in net unrealized gains (losses) on investments increased $6.2 million, or 885.7%, to net unrealized gains of $5.5 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily attributable to changes in the interest rate environment.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$771.2	$223.9	$547.3	244.4%
Net investment income	27.2	22.5	4.7	20.9%
Fee income	48.4	13.2	35.2	266.7%
Other income	3.0	0.6	2.4	400.0%
Total revenues	849.8	260.2	589.6	226.6%
Operating expenses:
Loss and loss adjustment expenses	541.2	208.6	332.6	159.4%
Sales and marketing	98.6	22.8	75.8	332.5%
Other insurance expense	75.1	22.2	52.9	238.3%
Technology and development	38.6	32.4	6.2	19.1%
General and administrative	52.7	63.2	(10.5)	(16.6)%
Total operating expenses	806.2	349.2	457.0	130.9%
Operating income (loss)	43.6	(89.0)	132.6	149.0%
Interest expense	(34.8)	(34.4)	(0.4)	1.2%
Income (loss) before income tax expense	8.8	(123.4)	132.2	107.1%
Income tax expense	—	—	—	—%
Net income (loss)	8.8	(123.4)	132.2	107.1%
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	4.6	(0.8)	5.4	675.0%
Comprehensive income (loss)	$13.4	$(124.2)	$137.6	110.8%
Revenue
Net Premiums Earned
Net premiums earned increased $547.3 million, or 244.4%, to $771.2 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to an increase in policies in force as a result of increased direct performance marketing spend, reduced cessions of gross premiums earned to reinsurers between periods and greater premium per policy resulting from rate actions.
During the nine months ended September 30, 2024 and 2023, we ceded approximately 14.3% and 46.9% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance and commutations of certain reinsurance agreements as previously discussed in the second half of 2023.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in millions)
Gross premiums written	$970.6	$503.9	$466.7	92.6%
Ceded premiums written	(118.4)	(159.4)	41.0	(25.7)%
Net premiums written	852.2	344.5	507.7	147.4%

Gross premiums earned	900.0	421.4	478.6	113.6%
Ceded premiums earned	(128.8)	(197.5)	68.7	(34.8)%
Net premiums earned	$771.2	$223.9	$547.3	244.4%
Gross premiums written increased for the nine months ended September 30, 2024 primarily due to growth in new writings as a result of increased direct performance marketing spend compared to the same period in 2023. The increase in gross premiums earned was primarily due to greater policies in force and an 11.4% increase in premium per policy primarily attributable to rate actions.
Net Investment Income
Net investment income increased $4.7 million, or 20.9%, to $27.2 million for the nine months ended September 30, 2024 compared to the same period in 2023. This was primarily driven by a $7.1 million increase in interest and dividends received primarily due to a higher average cash balance and a larger investment portfolio. This was partially offset by a $3.1 million impairment related to low income housing tax credits that were utilized in the period.
Fee Income
Fee income increased $35.2 million, or 266.7%, to $48.4 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $20.2 million increase in policy fees due to increased policies in force. We also experienced a $13.0 million increase in installment fees attributable to an increase in collected fees, as a result of increased gross written premium.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased $332.6 million, or 159.4%, to $541.2 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers for the nine months ended September 30, 2024 compared to the same period in 2023.
Gross accident period loss ratios decreased to 60.3% for the nine months ended September 30, 2024, from 64.5% for the same period in 2023. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by business tenure mix and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We estimated a 6% increase in severity per claim and a 3% decrease in claim frequency for the nine months ended September 30, 2024 compared to the same period in 2023 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.

Sales and Marketing
Sales and marketing expense increased $75.8 million, or 332.5%, to $98.6 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to a $69.4 million increase in direct performance marketing spend to drive accretive growth and deeper market penetration in the states in which we operate. We also experienced a $5.2 million increase in experimental marketing spend as part of our efforts to diversify our distribution channels.
Other Insurance Expense
Other insurance expense increased $52.9 million, or 238.3%, to $75.1 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $21.0 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance in the second half of 2023. We also experienced a $14.8 million increase in premium write-offs as a result of greater policies in force. Commission expenses increased $11.1 million related to the continued growth in our partnership channel including amortization of deferred policy acquisition costs. Premium taxes increased $10.6 million primarily attributable to an increase in gross premiums earned. In addition, we experienced a $5.0 million increase in report costs due to an increase in customer applications and new writings growth and a $4.9 million increase in policy processing fees as a result of greater premium earned during the period. This was partially offset by a $9.5 million decrease in Carvana warrant expense. All short-term warrant expense has been recognized, as a result of all short-term warrants fully vesting. We also recorded a $6.7 million sales tax refund related to multiple prior years. In addition, we experienced a $3.5 million decrease in premium taxes related to low income housing tax credit utilization in the period.
Technology and Development
Technology and development increased $6.2 million, or 19.1%, to $38.6 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by a $2.5 million increase in Personnel Costs. We also experienced a $2.0 million increase in amortization primarily driven by accelerated amortization of internally developed software and a $1.8 million increase in software development expense as we continue to invest in developing and improving our technology platforms and infrastructure.
General and Administrative
General and administrative decreased $10.5 million, or 16.6%, to $52.7 million for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily driven by a $9.5 million decrease in legal and professional fees.
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
The following table provides a reconciliation of total revenue to direct contribution for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Total revenue	$305.7	$115.3	$849.8	$260.2
Loss and loss adjustment expenses	(184.5)	(85.8)	(541.2)	(208.6)
Other insurance expense	(22.4)	(18.3)	(75.1)	(22.2)
Gross profit	98.8	11.2	233.5	29.4
Net investment income	(8.0)	(9.0)	(27.2)	(22.5)
Adjustments from other insurance expense(1)	11.6	21.7	51.0	49.6
Ceded premiums earned	37.7	59.8	128.8	197.5
Ceded loss and loss adjustment expenses	(22.8)	(34.4)	(78.5)	(118.3)
Net ceding commission and other(2)	(6.8)	(12.3)	(29.4)	(50.8)
Direct contribution	$110.5	$37.0	$278.2	$84.9
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
The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Net income (loss)	$22.8	$(45.8)	$8.8	$(123.4)
Adjustments:
Interest expense	10.9	11.1	32.6	32.2
Income tax expense	—	—	—	—
Depreciation and amortization	5.2	2.7	11.9	8.0
Share-based compensation	4.3	4.7	12.7	12.0
Warrant compensation expense	—	5.0	3.8	13.3
Restructuring costs(1)	—	1.9	0.1	9.4
Write-offs and other(2)	(1.6)	1.0	(1.1)	5.9
Adjusted EBITDA	$41.6	$(19.4)	$68.8	$(42.6)
______________
(1) Restructuring costs consist of employee costs, real estate exit costs and other. This includes share-based compensation of zero for the three and nine months ended September 30, 2024 and zero and $0.4 million for the three and nine months ended September 30, 2023, respectively. This also includes depreciation and amortization of zero and $0.2 million for the three and nine months ended September 30, 2024 and 2023, respectively. For further information on restructuring costs, see Note 9, “Restructuring Costs,” in the Notes to Condensed Consolidated Financial Statements.
(2) Write-offs and other primarily reflects legal costs and other items that do not reflect our ongoing operating performance. Legal and other fees related to the 2022 misappropriation of funds by a former senior marketing employee of zero and $0.5 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $3.4 million for the three and nine months ended September 30, 2023, respectively.

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

Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by two of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio. To date, our insurance subsidiaries have not paid any dividends and, as of September 30, 2024, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of September 30, 2024, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At September 30, 2024, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio of 15:1, which we maintained as of September 30, 2024. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must notify CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. The maturity of the Term Loan is January 27, 2027. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9.0%.
In October 2024, we entered into the second amendment to the Term Loan, or Amended Term Loan, that resulted in extinguishment of $237.1 million of the Term Loan, modification of $62.9 million of the Term Loan, and new borrowings of $137.1 million from new BlackRock funds. The resulting principal amount under the Amended Term Loan is $200.0 million and has a maturity date of October 29, 2030. Interest is variable and calculated quarterly between SOFR plus 5.25% and SOFR plus 6.00%, with a SOFR floor of 1.00%, based upon the debt-to-capital ratio payable quarterly, in cash.
Liquidity
As of September 30, 2024, we had $674.8 million in cash and cash equivalents, of which $439.2 million was held outside of regulated insurance entities. We also had $274.8 million in marketable securities.
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

Tax withholding obligations arise upon vesting of shares of restricted stock units and performance-based restricted stock units, and these obligations must be satisfied at the time they arise through cash payments remitted to the relevant tax authorities. To the extent we satisfy our tax withholding obligations with respect to these equity compensation awards by withholding shares and remitting cash to the relevant tax authorities, the amount of cash payments due for taxes upon the vesting of such equity compensation awards is dependent on the price of our Class A common stock on the applicable vesting dates and could be substantial. Future obligations could have a negative impact on our liquidity and ability to use funds for operational purposes.
During the fourth quarter of 2024, we expect to receive a sales tax refund, including interest, of $7.5 million related to multiple prior years. The sales tax refund was primarily recorded as a contra-expense in other insurance expense on the condensed consolidated statements of operations and comprehensive income (loss).
Through September 30, 2024, our debt covenants required cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $150.0 million. We had to continue to satisfy the direct contribution to gross premiums earned ratio requirement of greater than 12% at the end of each fiscal quarter in order to maintain the threshold of $150.0 million. If we did not satisfy these requirements, the threshold would have returned to $200.0 million.
Under the Amended Term Loan, our debt covenants require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $50.0 million.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$126.5	$(79.7)
Net cash used in investing activities	(114.1)	(46.2)
Net cash used in financing activities	(16.3)	(0.9)
Net cash provided by operating activities for the nine months ended September 30, 2024 was $126.5 million compared to $79.7 million of net cash used in operating activities for the nine months ended September 30, 2023. The increase in cash provided by operating activities was due to an increase in the loss and LAE reserves for the nine months ended September 30, 2024 reflecting the growth in policies in force, higher net income between the periods and timing of reinsurance payments. This was partially offset by timing of reinsurance receipts during the nine months ended September 30, 2024 compared to the same period in 2023 and the impact of commuting certain agreements with reinsurers in the second half of 2023.
Net cash used in investing activities for the nine months ended September 30, 2024 was $114.1 million compared to $46.2 million of net cash used in investing activities for the nine months ended September 30, 2023. The increase in cash used in investing activities was primarily due to purchases of investments which was partially offset by proceeds from maturities, calls and pay downs of investments.
Net cash used in financing activities for the nine months ended September 30, 2024 was $16.3 million compared to $0.9 million of net cash used in financing activity for the nine months ended September 30, 2023. The increase in cash used in financing activities was primarily due to tax withholding obligations arising from the vesting of shares of RSUs and PSUs during the nine months ended September 30, 2024.

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
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” in our 2023 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates from those discussed in our 2023 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2023 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Dividend Policy
We have never declared or paid cash dividends on our stock. We currently intend to retain all available funds and future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
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
Further, the Amended Term Loan includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividend or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the Amended Term Loan.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Second Term Loan Amendment
As described in Note 7, “Long-Term Debt,” above, on September 17, 2024, the Company entered into the First Term Loan Amendment to the Term Loan, which, among other things, provide for greater flexibility for investments in future U.S. Insurance Subsidiaries (as defined in the Amended Term Loan).
As described in Note 14, “Subsequent Events,” above, on October 29, 2024, the Company entered into the Second Term Loan Amendment, which, among other things:
1.reduced the size of the Term Loan from $300.0 million to $200.0 million;
2.extended the maturity date of the Term Loan from January 27, 2027 to October 29, 2030;
3.reduced the applicable margin of the term loan from 9.00% to a rate ranging from 5.25% to 6.00%, depending on the applicable Debt to Capital Ratio (as defined in the Amended Term Loan);
4.reinstated a prepayment premium of 2.00% during the period from and after October 29, 2024 to but not including October 29, 2025, 1.00% during the period from and after October 29, 2025 to but not including October 29, 2026, and no prepayment premium thereafter;
5.added a Direct Contribution to Gross Earned Premium Ratio (as defined in the Amended Term Loan) financial covenant;
6.reduced the minimum liquidity covenant from $150.0 million to $50.0 million as set forth in the Amended Term Loan and the heading “Liquidity” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations herein; and
7.increased the minimum Regulated Subsidiary Equity (as defined in the Amended Term Loan) covenant from $100.0 million to $125.0 million.
In connection with the Second Term Loan Amendment, on October 29, 2024, the Company also entered into (i) amendments (the “Tranche 1 Warrant Amendments”) to the Tranche 1 Warrants (as defined in the Form 8-K of the Company dated January 26, 2022) to set an expiration date as of January 26, 2027 and (ii) an amended and restated Board Observation Side Letter (the “Amended and Restated Observer Letter”), which amends and restates the Observer Letter (as defined in the Form 8-K of the Company dated January 26, 2022) to change the BlackRock lender entities that are party thereto.
The foregoing description of the First Term Loan Amendment, the Second Term Loan Amendment, the Tranche 1 Warrant Amendments and the Amended and Restated Observer Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the First Term Loan Amendment, the Second Term Loan Amendment, the form of Tranche 1 Warrant Amendments and the Amended and Restated Observer Letter which are filed as Exhibits 10.1, 10.2, 4.5, and 10.3 respectively, to this Form 10-Q and are incorporated herein by reference.
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2024.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	Form of Common Stock Purchase Warrant (Tranche 2)	8-K	001-39658	4.2	January 27, 2022

4.5	First Amendment to Form of Common Stock Purchase Warrant (Tranche 1), dated October 29, 2024					X

10.1
First Amendment to Term Loan Agreement, dated September 17, 2024, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto
						X

10.2**
Second Amendment to Term Loan Agreement, dated October 29, 2024, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto
						X

10.3	Amended and restated Board Observation Side Letter					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
**Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5) and (b)(10). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Root, Inc.

Date: October 30, 2024	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2024	By:	/s/ Ryan Forish
Ryan Forish
Chief Accounting Officer
(Principal Accounting Officer)