Form 10-K
period 2024-12-31
Root, Inc.
filed 2025-02-26
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share (the “Class A common stock”) held by non-affiliates was approximately $513.5 million based upon the June 28, 2024, closing price of $51.61 as reported by the Nasdaq Global Select Market.
There were 11.2 million shares of Class A common stock and 4.0 million shares of Class B common stock outstanding as of February 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on or about June 4, 2025.

ROOT, INC.
FORM 10-K
As of and For the Year Ended December 31, 2024

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
•our expectations regarding our future financial performance, including total revenue, gross profit (loss), net income (loss), direct contribution, adjusted EBITDA, net loss and loss adjustment expense, or LAE, ratio, net expense ratio, net combined ratio, gross loss ratio, marketing costs and costs of customer acquisition, gross LAE ratio, gross expense ratio, gross combined ratio, operating expenses, quota share levels, changes in unencumbered cash balances and expansion of our new and renewal premium base;
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
•the impact of supply chain disruptions, increasing inflation, a potential increase in tariffs or the implementation of new tariffs, a recession and/or disruptions to properly functioning financial and capital markets and interest rates on our business and financial condition;
•our ability to remain profitable and extend our capital runway;
•our goal to be licensed in all states in the United States, or U.S., and the timing of obtaining additional licenses and launching in new states;
•the accuracy and efficiency of our telematics and behavioral data, and our ability to gather and leverage existing and additional data;
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
•our ability to realize benefits from our Texas county mutual fronting arrangement;
•our ability to expand domestically;
•our ability to comply with laws and regulations that currently apply or become applicable to our business;
•the impact of litigation or other losses;
•changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, telematics data and the consent to use telematics data, connected card data, and other sources of data;
•our ability to defend against cybersecurity threats and prevent, or recover from, a security incident or other significant disruption of our technology systems or those of our partners and third-party service providers;
•the effect of interest rates on our available cash and our ability to maintain compliance with our Amended Term Loan (as defined herein);
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

Risk Factors Summary
Investing in our Class A common stock involves numerous risks and uncertainties, as more fully described below. You should read these risks before you invest in our Class A common stock. In particular, risks associated with our business include, but are not limited to, the following:
•We have a history of net losses and could incur substantial net losses in the future. We may not be able to grow or achieve or maintain profitability in the future.
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
•We rely on telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes. To the extent regulators prohibit or restrict our collection or use of this data, our business will be harmed.
•We may fail to maintain an effective partnership channel offering, including our embedded insurance product and our independent agent platform and/or fail to perform under the associated commercial arrangements.
•We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationships with them deteriorate or terminate, or if other factors related to these third parties arise which are beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business, and results of operations and prospects.
•Operating system platforms and application stores controlled by third parties, such as Apple and Google, may change their terms of service or policies in a manner that increases our costs or impacts our ability to distribute our mobile app, collect data through it and market our products.
•Our expansion within the U.S. will subject us to additional regulatory approvals and costs and risks, and our plans may not be successful.
•Our technology platform may not operate properly or as we expect it to operate and/or regulators may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology.
•We are subject to full scope financial examinations by state insurance regulatory authorities in each state in which our domestic insurance company subsidiaries are domiciled, and market conduct examinations by state insurance regulatory authorities in any state in which our insurance subsidiaries issue insurance policies, either of which could result in adverse examination findings and necessitate remedial actions.
•Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Florida.
•We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security, increasing the complexity of compliance. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business. In addition, data security incidents, or real or perceived errors, failures or bugs in our or our vendors’ systems or our website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business, financial condition, operating results and prospects.

•Our brand may not become as widely known or accepted as incumbents’ brands or the brand may become tarnished.
•We rely on highly skilled and experienced personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business, results of operations, financial conditions and prospects.
•New legislation or legal requirements may affect how we use artificial intelligence and/or impact how we communicate with our customers, which could have an adverse effect on our business, financial condition, results of operations and prospects.
•Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, results of operations, financial condition and prospects.
•Unexpected increases in the frequency or severity of claims, as well as increasing costs of social inflation and the legal environment, may adversely affect our business, results of operations, financial condition and prospects.
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
•Litigation and legal proceedings filed by or against us and our subsidiaries, could have a material adverse effect on our business, results of operations, financial condition and prospects, and may divert management’s attention and resources away from our business.
•Our ability to utilize our net operating loss carryforwards may be limited.
•The insurance business, including the market for automobile and renters insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
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
•Failure to meet the continued listing requirements of Nasdaq Global Select Market, or Nasdaq, could result in delisting of our Class A common stock, which in turn would negatively affect the price of our Class A common stock and limit investors’ ability to trade in our common stock.
•Our Amended Term Loan includes a floating interest rate that exposes us to interest rate risk, and the terms of our Amended Term Loan place restrictions on our operating and financial flexibility. Our failure to comply with covenants contained in the Amended Term Loan may result in acceleration of our repayment obligations, which could harm our liquidity, financial condition, operating results, business and prospects and cause the price of our Class A common stock to decline.

PART 1.
Item 1.  Business
Overview
Root is a technology insurance company founded on the idea that car insurance rates should be based primarily on driving behaviors, not demographics. We are revolutionizing the archaic car insurance industry using mobile technology and data science to offer fair, personalized rates to good drivers. We primarily reach customers through two channels: our Direct channel, where we target consumers with what we believe to be a great insurance product at a great price, and through our partnership channel, where we meet consumers with our offering at contextually relevant times such as the car purchasing experience.
Our primary focus is on the U.S. auto insurance market, and we have built a company that recognizes each individual is unique and puts customers in control, rewarding them for their actions. For centuries, traditional insurance companies have grouped people into risk pools and long relied on the ‘law of large numbers’ to produce acceptable pricing on an aggregate basis. Root is different—we have the ability to use technology to measure risk based on individual driving performance, prioritizing fairness to the customer. We are fundamentally reinventing insurance through technology, data science and a deliberate focus on the customer experience.
We believe the $300 billion U.S. auto insurance market is ripe for disruption. Traditional methods of pooled risk assessment are not personalized and inherently less precise given individual behavioral data is underutilized or not widely measured as a component of the insurance risk assessment process. We believe traditional systems and processes have become outdated and are increasingly disconnected from the needs of consumers. Our initial focus on auto insurance was motivated by how well-suited we believe the product to be for fundamental improvement through technology. We believe Root is the innovator to drive this transformation.
Auto insurance is required for the vast majority of drivers in the U.S. and we believe it is typically the first insurance policy purchased by consumers. As a result, our auto-first strategy establishes the foundation for an expansive lifetime relationship with the opportunity to add other personal insurance lines as customer needs evolve.
The Root advantage is derived from our technology-enabled approach to the customer lifecycle. We engage with customers at a point of high intent across various channels, offer a product with significant ease of use and utilize data science to fairly price our policies. As a full-stack insurance carrier, we have the infrastructure and flexibility to design products and distribute, underwrite, administer and pay claims. Our model, supported by proprietary technology, allows us to be more adaptive across the value chain, provides design and feature discretion and we believe frees us to innovate and iterate more quickly than any of our major competitors. We view this flexibility as absolutely critical to introducing new capabilities, responding to macroeconomic trends, reinforcing customer centricity and driving growth at favorable unit economics. In practice this means we own and control an end-to-end insurance experience and have near complete operating autonomy, subject to regulation and agreements with our partners, to grow our business.
As we mature as an insurance company, a more significant portion of our premiums are expected to be earned from customer renewals. Renewal premiums, referring to premiums from a customer’s second term and beyond, generally have lower loss ratios as compared to new premiums in the customer’s first term. As a young insurance company, our results are disproportionately weighted toward new customers. Our data- and technology-driven approach allows for rapid response to macroeconomic trends through quick, appropriate rate actions. This, paired with our ability to continually enhance underwriting and segmentation to price better drivers more fairly has contributed to stability in our gross loss ratios.
Our Industry
Insurance is one of the oldest and largest markets in the world, touching every corner of the world and protecting many of our most important assets. Our primary addressable market today is U.S. personal lines insurance. This market exceeded $488 billion in 2023 premiums and has grown at a 6% compound annual growth rate, or CAGR, since 2016.

Over the past century, there have been only a few waves of innovative disruption within insurance. Perhaps the most disruptive was the advent of the internet as a distribution channel in the late 1990s, which redefined the personal auto insurance market. We believe the next technology-driven structural shift is underway—a large secular shift in distribution with embedded insurance and a holistic change in the way insurance is priced and delivered, to include individualized pricing based on telematics data.
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
Our mobile engagement extends across the customer experience and value chain:
•Engagement. Most of our new customers come through our two distribution channels: direct and partnership. We continue to diversify the ways we reach our customers. We believe meeting customers in the moment of need creates better customer engagement and access to a differentiated customer base.
•Profile Creation. The Root app is available for both iOS and Android operating systems making it available to 99% of U.S. smartphone users. A prospective customer can quickly and easily complete a profile, part of an on-boarding process that takes mere minutes to complete.
•Underwriting. The test drive is a key component of the underwriting process in certain channels. A two-to-four week test drive gathers and analyzes an individual’s data from smartphone sensors measuring braking, consistency, turning, time of day, driver attentiveness and other performance and contextual data. While telematics is core to our value proposition, some of our customers have an immediate insurance need, and as such, we are able to utilize traditional underwriting variables at policy origination, when needed. With this approach, we leverage both traditional underwriting variables and the power of our proprietary telematics platform to offer good prices to our best customers. As we collect more data, our telematics’ predictive power increases, allowing us to make further segmentation advances. We are also able to offer certain customers a price with the benefit of telematics data collected from other sources. For this reason, we view telematics as a better and more fair approach to underwriting.
•Coverage Selection. As part of profile setup, our app is designed to pre-populate with a customer’s owned automobiles and existing or prior coverage terms, allowing easy and seamless selection of policy terms.
•Policy Management. Once purchased, customers can perform all policy management functions seamlessly from our app, including profile or coverage adjustments, obtaining proof of insurance or chatting with an automated assistant or human.
•Claims. We make it easy to file a claim and track adjusting status through to settlement via the app, allowing us to administer claims more rapidly.
Distribution
We distribute largely through our direct and partnership channels. The direct channel includes mobile, which is the fastest growing retail channel in the U.S., as customers spend less time in front of computers and utilize smart phones for more convenient shopping. To further differentiate access to our products, we are continuing to develop our partnership channel. The partnership channel emphasizes ease of use and minimal separation between intent and bind while leveraging the platforms of our strategic partners. We believe that through a diverse customer acquisition strategy we can meet customers at a high point of intent with a pleasant experience.
•Direct: seamless experiences driven by performance marketing and organic traffic connecting consumers directly to the product.
◦Digital. Our direct digital channel is designed to drive volume by efficiently capturing high-intent customers. We accomplish this by meeting our customers within platforms they use extensively such as Google or select marketplace platforms where consumers are actively shopping for insurance. We deploy dynamic data science models to optimize advertising, targeting and bidding strategies across our digital platforms, aligning customer acquisition cost to expected lifetime value of the potential customer.
◦Referral. We encourage our existing customers to spread our value proposition. Our referral channel compensates existing customers who refer new customers who subsequently complete a test drive. This channel facilitates community-based growth to those who value our fair and transparent approach to insurance. This is our lowest cost acquisition channel and an important aspect of our ongoing distribution and brand strategy.
◦Channel Media. We build consideration and drive intent through household-level targeted media channels including direct mail and social media. We utilize these media channels to drive awareness when launching in new markets and to actively target customers in active states.
•Partnership: a wide array of integrations, spanning early-stage marketing partnerships through fully embedded user experiences.
◦Embedded. We build upon or within the mobile and web customer experiences of distribution partners to reach a captive customer base with an embedded solution. With varying levels of connectivity, including our proprietary and fully-integrated application which removes the need for the customer to ever visit a Root website to purchase and bind a policy. While these partnerships take time to onboard and launch, over the long term, we believe our flexible technology stack and investment in our platform seeks to optimize a seamless bind experience, creating a differentiated customer experience in this channel. We expect increased penetration of this channel over time as we seek to grow embedded relationships with other automotive and financial service technology companies with relevant customer bases.
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

Reinsurance
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. We primarily utilize reinsurance to mitigate the impact of large losses or tail events. We continuously evaluate our utilization of third-party reinsurance in order to operate a capital-efficient business model. As our gross loss ratios have stabilized we strategically reduced the utilization of external quota share to balance the cost of reinsurance with capital-efficiency. Over the long-term, we expect to maintain the flexibility to modify our reinsurance program.
Reinsurance is a cornerstone of our capital management framework. We utilize a wholly-owned, Cayman Islands-based reinsurer, Root Reinsurance Company, Ltd., or Root Re. Several leading global reinsurers participate in our external reinsurance program.
Behavioral Data and Proprietary Telematics Models
For the majority of our customers, we use technology to measure risk based on transparent collection and analysis of individual driving performance, which we believe is the most powerful predictor of losses and the leading variable in our underwriting model. By collecting and synthesizing massive amounts of rich, sensory behavioral data across thousands of driving variables, including distracted driving, we strive to price auto insurance based more on causality than correlation. While the notion of telematics has been around for decades, only recently has mobile technology made the concept adoptable at large scale.
The hallmark of our data advantage is our integrated set of actual claims and associated proprietary telematics, which we believe to be one of the largest in the market. We match miles tracked, on an individual basis, with actual claims and identify a set of driving performance factors that cause, or on a relative basis are more likely to cause, losses. We use an internally developed claims infrastructure to capture comprehensive structured data, contributing to our data advantage when combined with the telematics experience and iterate over time.
Our model uses integrated data and technology to create a pricing advantage through segmentation and has allowed us to respond quickly to macroeconomic trends. The data we collect feeds proprietary risk scoring models which assist us in identifying what we believe to be the riskiest drivers on the road, a group we have elected not to quote, thus avoiding a risk segment that is up to two times more likely to get in an accident than our average targeted customer. By using such powerful segmentation, we can price better drivers more fairly, resulting in a stronger conversion of customers whose behavioral data indicates lower risk than a market-standard demographic rating alone. This data advantage, combined with the machine learning approach to core elements of our technology stack, allows us to quickly identify loss trends and reflect this information faster in our rate filings. The resulting segmentation benefit allows for a better risk profile of our book over time, while delivering consistent value to our customers.
Our Strategy
We are focused on the following strategies to continue penetrating the more than $300 billion U.S. auto insurance market. In the near term, our primary focus is to execute on the auto opportunity at hand. In the longer-term, we plan to continue to develop additional growth opportunities through the expansion of product offerings.
•Execute the Auto Opportunity
◦Accurate pricing. We will never stop working to improve our ability to segment risk by increasing the influence of behavioral factors in our underwriting and pricing models. Our primary tool for improvement is to continue applying data science. Over time, we hope that we can replace most correlation-related inputs to our pricing model, such as credit scores, with causal inputs like driving behavior. We believe that modern quantitative methods combined with systematic decision-making leads to more effective risk management and, ultimately, lower prices for our customers.

◦Enhance marketing efficiency. We will continue to enhance the efficiency of our marketing spend through data science and dynamic bidding and targeting strategies.
◦Expand partnership network. We will continue to leverage our technology to embed with prospective strategic partners and bring the speed and ease of our technology to multiple channels, including independent agent platforms. Integrating our auto insurance solutions into partner platforms allows us to engage prospective customers at contextually relevant times. These arrangements involve varying degrees of integration, including our fully integrated embedded product utilized with some partners, such as Carvana. Over time, we expect increased penetration of this channel as we seek to partner across additional automotive, financial services, affinity, and independent agency channels.
◦Grow national auto insurance presence. We will continue to focus on domestic growth by diversifying distribution channels and launching additional states.
We may selectively pursue additional investments, acquisitions and partnerships to accelerate any of our growth and profitability objectives or to improve our competitive positioning within existing and new products.
Investments
Our portfolio of investable assets is primarily held in cash, cash equivalents and available-for-sale fixed maturity securities, including U.S. Treasury securities, corporate debt securities, asset-backed securities, and municipal securities. We manage the portfolio in accordance with investment policies and guidelines approved by our board of directors. We have designed our investment policy and guidelines to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations. We set guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. For further information, see Note 3, “Investments,” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Competition
The insurance industry in which we operate is highly competitive. Several of our primary competitors spend billions of dollars on annual marketing initiatives to create well-established national brands. Our competitors include large national insurance companies such as GEICO, Progressive and Allstate, as well as new market entrants in the insurtech industry, some of which also utilize telematics and offer forms of usage-based insurance. The established national insurance companies have increased name recognition, higher financial ratings, greater resources, additional access to capital, and more lines of insurance coverage to offer due to their time in market. Many of these competitors offer consumers the ability to purchase multiple other lines of insurance coverage and “bundle” them together for discounts and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. Moreover, as we expand into new lines of business and offer additional products, we could face intense competition from traditional insurance companies that are already established in such markets and product offerings.
Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, claims experiences, size, and financial strength ratings, among other considerations. We believe that we compete favorably across many of these factors and have developed a platform and business model based on behavioral data collection and machine learning that will be difficult for incumbent insurance providers to emulate.

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
As of December 31, 2024, we had eight issued patents, six non-provisional patent applications and four continuation applications pending examination in the U.S. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select markets in the U.S. and Canada. We also have registered domain names for websites that we use in our business.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, infringed, circumvented, or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Our Business—Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.”
People Team
As a technology company, we view strong talent as one of our differentiating factors. We believe our employees’ knowledge, skills, and the way they work provide a distinct competitive advantage allowing us to innovate, move with speed and bring subject matter expertise to the market for our customers and shareholders.
Our mission is to reinvent insurance through a commitment to technology and data science. We aim to empower better lives through better insurance. Our team members achieve this mission with a focus on customer value, experimentation and innovation, disciplined thinking, and operational excellence. These four principles form the basis of our management approach and performance review model, ensuring clear expectations, meaningful mentorship and powerful growth.
We strive to create an empowering work environment and experience for each of our team members. We understand that a team with diverse backgrounds and perspectives delivers better insights and outcomes, enables creativity, and fosters a greater understanding of our customers. Our efforts to create an inclusive workspace are focused on talent acquisition and development, education and training, feedback and collaboration, and strategic planning aimed at consistent growth.
Employees
As of December 31, 2024, we had 1,021 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. In 2024, we focused on retaining the talent required to execute our strategic plan, improving our operating efficiency and operating costs, prioritizing our resources to further strengthen our pricing and underwriting foundation and continuing development and distribution of our insurance products. Furthermore, we implemented several training initiatives to help support our employees. This includes a monthly management skills series training, designed to cover relevant topics such as performance reviews, difficult conversations, and employment law. Overall, these programs have been positively received and we plan to expand our training offerings throughout 2025.

Ethics and Company Values
In addition to applicable laws and regulations, our code of conduct, company values and policies provide the grounding for our ethical framework. Employees are encouraged to report any unusual behavior or any non-compliant activities through our anonymous reporting system. On an annual basis, we provide compliance training to, and require acknowledgement of our code of conduct and other key policies by, every employee. We strive to ensure our new employees know how and what to report. We have an open-door policy that allows employees to reach out to leaders, our people team, our legal team, our compliance team and/or internal audit to ensure that their concerns are communicated and addressed.
Hiring and Retaining Talent
We are continually working on building a culture of attraction and retention of key talent. We recruit nationally to attract the best talent to innovate and meet the needs of our customers in a multitude of ways. Our focus on employee engagement continues with employee surveys and feedback opportunities to create action plans to address needs. Our performance development process aims to ensure that employees receive timely and actionable feedback, enables performance improvement where necessary, and provides employees the opportunity to voice their career aspirations.
In addition, we seek to provide competitive pay and benefits through a combination of fixed and variable compensation programs. We have set salary ranges, based on our defined competitive markets, and our annual short-term incentive and discretionary long-term incentive programs are aligned to each of our positions through market analysis. Our executives and senior leadership roles, along with several identified roles throughout the business participate in a long-term equity-based incentive program. We believe this strongly supports a long-term view and pay for performance that is aligned with our shareholders’ expectations. Our benefit offering includes medical, dental, vision, prescription drug benefits, an employee assistance program, life insurance, short- and long-term disability, paid time off and paid parental leave.
Insurance Regulation
We are subject to insurance regulation in the jurisdictions in which we hold licenses and transact insurance through our licensed insurance carriers and producer subsidiaries in the U.S. Insurance regulatory authorities have broad authority to regulate all aspects of an insurance carrier or producer’s business in each state, including the powers to restrict or revoke licenses to transact business, and to levy fines and monetary penalties against insurers and insurance producers found to be in violation of applicable laws and regulations. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to:
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
•restrictions on the ability of our regulated insurance subsidiaries to pay dividends to us or enter into certain related-party transactions without prior regulatory approval;
•rules requiring the maintenance of statutory deposits for the benefit of policyholders;
•privacy regulation and data security;
•regulation of corporate governance and risk management;
•periodic examinations of operations, finances, market conduct and claims practices; and
•required periodic financial reporting.
The business of insurance is almost entirely regulated at the state level, and the laws and regulations to which we are subject vary depending on the state. Unless the context otherwise requires, references herein to “state” include any of the 50 states, the District of Columbia and certain U.S. territories. These laws and regulations are subject to change as state legislatures and regulatory agencies update their authority to address real and perceived issues and concerns. These laws and regulations are also subject to interpretation by courts. The National Association of Insurance Commissioners, or NAIC, and the National Council of Insurance Legislators, are the principal organizations tasked with establishing standards and best practices across the various states, the District of Columbia and five U.S. territories, and from time to time promulgate model rules and regulations that often are the basis for insurance rules and regulations adopted by such jurisdictions. While we currently operate in 35 states, we would need to obtain regulatory approval, including with respect to the regulations described above, before offering our products in new markets. We cannot predict precisely whether or when regulatory actions may be taken that could adversely affect us, the operations of our regulated insurance subsidiaries, or our ability to expand our operations into new markets. Interpretations by regulators may change and laws, regulations and interpretations may be applied with retroactive effect, particularly in areas such as accounting or reserve requirements.
Required Licensing
We have three wholly-owned regulated U.S. insurance subsidiaries, Root Insurance Company, Root Property & Casualty Insurance Company, or Root Property & Casualty, and Root Florida Insurance Company, or Root Florida. Collectively, these are our insurance subsidiaries. Root Insurance Company, an Ohio-domiciled insurer, is admitted in the state of Ohio to transact certain lines of property and casualty insurance, maintains licenses to transact insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia. Root Property & Casualty is also domiciled in Ohio and licensed in all 50 states and the District of Columbia to transact certain lines of property and casualty insurance. Root Florida is domiciled in Florida and was formed to transact certain lines of property and casualty insurance. Root Florida was incorporated in early 2025 and is a wholly-owned subsidiary of Root Property & Casualty. The Ohio Department of Insurance, or the Ohio DOI, is the primary state insurance regulator for Root Insurance Company and Root Property & Casualty and Root Florida’s primary regulator is the Florida Office of Insurance Regulation, or the FOIR.
We also have a reinsurance captive subsidiary, Root Re, domiciled in the Cayman Islands.

Our licensed insurance producer subsidiaries, Root Insurance Agency, LLC, Root Lone Star Insurance Agency, LLC, and Root Scout, LLC, must maintain an insurance producer license in every state in which they sell, solicit or negotiate insurance. Root Insurance Agency, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in the District of Columbia and 47 states, which does not include Florida, Massachusetts and New York. In Florida, Root Insurance Agency, LLC holds an agency license and an independent adjusting firm license and will be appointed as a managing general agent for Root Florida. Root Lone Star Insurance Agency, LLC currently holds a resident managing general agency license in Texas. Root Scout, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in the District of Columbia, and the remaining 39 states, which does not include Alabama, Alaska, Arkansas, Illinois, Massachusetts, Minnesota, Nevada, New Mexico, Washington, and West Virginia.
Insurance regulators have broad authority to restrict or revoke licenses of insurance carriers and producers who are found to be in violation of any applicable laws and regulations. In addition, we must obtain additional regulatory approvals before offering our products in markets where we do not currently operate.

Required Licensing of Independent Agents and Our Employees
Any of the independent agents who sell, solicit or negotiate insurance on our behalf must be licensed and appointed insurance producers and must fulfill annual continuing education requirements. Similarly, any of our employees who sell, solicit or negotiate insurance must be licensed and appointed insurance producers and must fulfill annual continuing education requirements. In certain states in which we operate, insurance claims adjusters are also required to be licensed and fulfill annual continuing education requirements.
Insurance Holding Company Regulation
As the ultimate controlling person in the “insurance holding company system” under the Ohio Holding Company Act, we are required to file annual enterprise risk reports, corporate governance disclosures and Own Risk and Solvency Assessments, or ORSAs, with our domiciliary regulators. Moreover, in Ohio for example, any person divesting control of an insurer must provide 30 days’ notice to the regulator and the insurer.
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
ORSA
Pursuant to the Own Risk and Solvency Assessment, or ORSA, an insurance company with gross written and unaffiliated assumed premium of more than $500 million or that is part of an insurance group with gross written and unaffiliated assumed premium of more than $1 billion must maintain a risk management framework to assist the insurer with identifying, assessing, monitoring, managing, and reporting on its material and relevant risks. In addition, the insurer must regularly conduct an own risk and solvency assessment in accordance with NAIC’s ORSA Guidance Manual. Upon the request of the superintendent of the Ohio DOI, and not more than once a year, an insurer must submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. Root Insurance Company became subject to ORSA in 2020 since it had gross written and unaffiliated assumed premium in excess of $500 million for that year and its first assessment was due prior to the end of fiscal year 2021. Root, Inc. has filed its ORSA summary reports with the Ohio DOI annually since 2021, and will file its 2024 ORSA summary report by the end of the first quarter in 2025.
Restrictions on Paying Dividends
We are a holding company that transacts a majority of its business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations depends on the results of operations of our operating subsidiaries and on the ability of such subsidiaries to provide us with cash, whether in the form of dividends, distributions, loans or otherwise. The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory DOI. “Extraordinary dividend” is defined under applicable state law as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten percent of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the twelve-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. As of December 31, 2024, none of our insurance subsidiaries requested approval or review of the supervisory DOI to issue any extraordinary or ordinary dividends. Root Re is permitted to pay dividends. See the section titled “Risk Factors—Risks Related to Our Business— Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.”

In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The Ohio DOI may in the future adopt statutory provisions more restrictive than those currently in effect.
Reserves
Our domestic insurance subsidiaries are required to hold reserves to cover projected losses under its policies, in accordance with actuarial principles. In accordance with NAIC’s property and casualty statement instructions, they must submit an annual Statement of Actuarial Opinion from a qualified actuary appointed by the Company, certifying that its reserves are reasonable.
Risk-Based Capital and Group Capital
State insurance regulators establish and monitor compliance with capital and surplus requirements. Our domestic insurance subsidiaries are therefore subject to certain capital restrictions and requirements including risk-based capital, or RBC, developed by the NAIC and adopted by state insurance regulators to support their overall business operations and minimize the risk of insolvency. RBC is calculated using a series of factors applied against financial balances and activity. State insurance regulators use RBC to set capital requirements, based on the size and degree of risk taken by the insurer, taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. If the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, the RBC laws provide for increasing levels of regulatory scrutiny and intervention.
An insurance company with total adjusted capital that is less than 200% of its authorized control level RBC is at a company action level, which would require the insurance company to file a RBC plan that, among other things, contains proposals of corrective actions the Company intends to take that are reasonably expected to result in the elimination of the company action level event. Given the relatively short operating history of our insurance subsidiaries, certain state insurance regulators require our insurance subsidiaries to maintain RBC levels in excess of 200% of its authorized control level. As of December 31, 2024, both Root Insurance Company and Root Property & Casualty’s RBC levels are above the company action levels.
In addition, the NAIC has developed a group capital calculation covering all entities in our insurance company group. The group capital calculation provides regulators with an additional analytical tool for conducting supervisory activities. As of December 31, 2024, Ohio adopted the model legislation, which will become effective June 1, 2025 for those insurance holding company systems that do not write business outside of the U.S., like us.
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

Periodic Examinations
Our insurance subsidiaries are subject to on-site visits and financial and/or market conduct examinations by state insurance regulatory authorities. We are subject to financial condition examinations in any state in which one of our insurance company subsidiaries is domiciled. Root Insurance Company and Root Property & Casualty are domiciled in Ohio and subject to a financial condition examination by the Ohio DOI at least every three to five years, during which the Ohio DOI reviews the Company’s financials, governance, and operations, including its relationships and transactions with affiliates. The most recent financial condition examinations of Root Insurance Company and Root Property & Casualty by the Ohio DOI covered the periods of January 1, 2020 through December 31, 2022 and January 1, 2021 through December 31, 2022, respectively. The examination reports were completed on June 14, 2024, and are available to the public. There were no formal findings or financial statement adjustments.
We are also subject to market conduct examinations in any state in which one of our insurance subsidiaries issues policies. Market conduct examinations examine an insurer’s conduct toward policyholders, including complaint handling, marketing, claims, policyholder notice, rate and form filing, and customer service. These examinations can result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. Previously, we have been subject to such fines, although the amounts have been immaterial. As of December 31, 2024, Root Insurance Company is undergoing market conduct examinations conducted by the Maryland Insurance Administration, the Colorado Division of Insurance, the California Department of Insurance, the Pennsylvania Insurance Department, and the Missouri Department of Insurance. In addition, Root Re, our Cayman Islands subsidiary, is subject to inspections by the Cayman Islands Monetary Authority, or CIMA, on an ad-hoc basis and typically every three to five years. An inspection is scheduled for the first quarter of 2025.
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
Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations differ somewhat from generally accepted accounting principles in the U.S., or GAAP, which are designed to measure a business on a going-concern basis. GAAP gives consideration to matching of revenue and expenses and, as a result, certain costs are capitalized when incurred and then amortized over the life of the associated policies where SAP generally recognizes those costs as expenses when incurred. Other assets such as fixed assets are accounted for under GAAP financial statements, but are not admitted under SAP. As a result, the values for assets, liabilities, and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.
Credit for Reinsurance
Our wholly-owned regulated U.S. insurance subsidiaries, primarily Root Insurance Company and Root Property & Casualty, are currently parties to a number of reinsurance agreements under which they have ceded a portion of their risk they are insuring to various reinsurers, including but not limited to Root Re. State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. Once an insurance carrier has received credit for reinsurance it does not need to hold separate reserves to cover claims on the risks that it has ceded to the reinsurer. There are several different ways in which the credit for reinsurance laws may be satisfied by an assuming reinsurer, including being licensed in the state, being accredited in the state, or maintaining certain types of qualifying collateral. We ensure that all of our insurance subsidiaries’ reinsurers qualify for credit for reinsurance so that they are able to take full financial statement credit for reinsurance.

Rate Regulation
Most states require personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. In certain cases, such rating plans, policy forms, or both must be approved prior to use.
We currently have products on file and approved in the following states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Wisconsin.
The speed with which an insurer can change rates in response to competition or increasing costs depends, in part, on whether the rating laws are (i) prior approval, (ii) file-and-use or (iii) use-and-file laws. In states having prior approval laws, the regulator must approve a rate before the insurer may use it. In states having file-and-use laws, the insurer does not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used. A use-and-file law requires an insurer to file rates within a certain period of time after the insurer begins using them. Under all three types of rating laws, the regulator has the authority to disapprove a rate filing. In addition, when a regulator disapproves a rate filing that the company has already implemented, the regulator may require the company to issue refunds to insureds who purchased or renewed a product sold pursuant to that rate filing.
An insurer’s ability to adjust its rates in response to competition or to changing costs depends on an insurer’s ability to demonstrate to the regulator that its rates or proposed rating plan meet the requirements of the rating laws. In those states that significantly restrict an insurer’s discretion in selecting the business that it wants to underwrite, an insurer can manage its risk of loss by charging a rate to reflect the cost and expense of providing the insurance. In those states that significantly restrict an insurer’s ability to charge a rate that reflects the cost and expense of providing the insurance, the insurer can manage its risk of loss by being more selective in the type of business it underwrites. When a state significantly restricts both underwriting and pricing, it becomes more difficult for an insurer to maintain its profitability.
From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special-interest groups to reduce, freeze, or set rates at levels that do not correspond with our analysis of underlying costs and expenses. In recent years, auto insurers in particular have come under increasing pressure because of inflation and other macroeconomic factors. Whether this pressure continues to exist depends on the macroeconomic environment. State regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. In addition, certain regulators may institute moratoriums that prohibit or limit an insurer’s ability to cancel or non-renew an insurance policy or require an insurer to defer the collection of past-due premiums to the end of the moratorium period. These moratoriums may lead to an increase in earned, but not collected premium, thereby adversely impacting the insurer. We cannot predict with precision the impact on our business of possible future legislative and regulatory measures regarding insurance rates.
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

Investment Regulation
Root Insurance Company and Root Property & Casualty are subject to Ohio’s rules and regulations governing the investment of its assets, while Root Florida is subject to Florida’s rules and regulations. These laws generally require that an insurance company invest in a diverse portfolio and limit their investments in certain asset categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of those investments.
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
Unfair Claims Practices
Insurance companies, third-party administrators and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions, failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies, failing to adopt reasonable standards for the investigation and adjustment of a claim and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. We set business conduct policies to make claims adjusters aware of these prohibitions and to require them to conduct their activities in compliance with these statutes.
Commission Sharing
Insurance producers cannot share insurance commissions with any person for selling, soliciting or negotiating insurance unless such person holds an insurance producer license in the lines of insurance that are being transacted. Under the insurance laws of most states, there is a limited exception to this prohibition on commission sharing for the payment of referral fees to unlicensed persons, provided that the fee is a flat fee that is not contingent on the purchase of insurance and the referral does not involve the discussion of the terms or conditions of the policy. We set business conduct policies to make appropriate employees aware of these rules and the policies require them to conduct their activities in compliance with these statutes.
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
Certain collection and processing of personal information makes us subject to the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and the California Privacy Rights Act, or CPRA, which took effect on January 1, 2023. The CCPA and CPRA give California residents the right to access and require deletion of certain of their personal information, opt out of certain personal information sharing, and receive detailed disclosures about how their personal information is used and shared. The CCPA and CPRA exempt certain information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, the Gramm-Leach-Bliley Act or the federal Driver’s Privacy Protection Act, which also apply to us. However, the definition of “personal information” in the CCPA is broad and encompasses other information that we process beyond the scope of this exemption. In addition, we are subject to multiple state requirements pertaining to how insurers handle their customers’ non-public personal information, including but not limited to in Virginia, Montana, and Nevada.
Further, in response to the growing threat of cybersecurity-attacks in the insurance industry, several jurisdictions have adopted, or have begun to consider adopting, cybersecurity regulations that establish requirements and standards for safeguarding non-public personal information, including the New York Department of Financial Services. In 2017, the NAIC adopted the Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. A number of states have adopted versions of the Insurance Data Security Model Law, each with a different effective date. Additional state laws impose notification requirements in the event of cybersecurity breaches affecting their residents. Root takes steps to comply with applicable cybersecurity regulations, but the patchwork nature of the laws in this area currently makes it more costly and difficult to ensure compliance.
Federal Regulation
The regulation of insurance companies is principally a matter of state law, and the federal government does not directly regulate the transaction of insurance. However, federal regulation and initiatives do have an impact on the insurance industry. In particular, the Federal Insurance Office, or FIO, was established within the U.S. Department of the Treasury by the Dodd-Frank Act in July 2010 to monitor and coordinate the regulation of the insurance industry across the U.S.
Although the FIO has limited direct regulatory authority over insurance companies or other insurance industry participants, it does represent the U.S. on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors, or IAIS. In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, or FSOC, assists the Secretary of the U.S. Department of the Treasury with administration of the Terrorism Risk Insurance Program, monitors trends in the insurance industry and advises the secretary of the U.S. Department of the Treasury on important national and international insurance matters. The FIO has the ability to make a recommendation to the FSOC to designate an insurer as “systemically significant,” subjecting the insurer to regulation by the Federal Reserve as a bank holding company, which in some cases could lead to higher capital requirements.
In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws, false advertising laws, anti-money laundering laws, the Fair Credit Reporting Act, or FCRA, and the economic and trade sanctions implemented by the Office of Foreign Assets Control, or OFAC. We acquire consumer reports, including credit reports and driving data about applicants with their consent, which are governed by the FCRA. OFAC has in the past imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.
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

Item 1A.  Risk Factors
The following are certain risk factors that could affect our business, results of operations, financial condition and prospects. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated. The risks that we have highlighted in the following section of this report are not the only ones that we face. Our business involves various risks and uncertainties as well as those associated with the general business and insurance industry environments.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, before deciding to invest in our Class A common stock. Our business, results of operations, financial condition or prospects could be materially and adversely affected by any of these risks or uncertainties, as well as by risks or uncertainties not currently known to us, or that we do not currently believe are material. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
We have a history of net losses and could incur substantial net losses in the future. We may not be able to grow or achieve or maintain profitability in the future.
We incurred net losses on an annual basis from our incorporation in 2015 through the second quarter of 2024, and we may incur significant net losses in the future. We incurred net losses of $147.4 million and $297.7 million for the years ended December 31, 2023 and 2022, respectively. While we recorded a net profit of $30.9 million for 2024, we had an accumulated loss of $1,681.9 million and $1,715.2 million as of December 31, 2024 and December 31, 2023, respectively.
The principal driver of our historical losses has been our loss ratios associated with accidents by our customers. As a newer and historically high growth-focused full-stack insurance company, we have a higher proportion of new customers and/or customers who are inclined to more regularly shop for insurance relative to longer-tenured insurance companies. This higher proportion of new and shopper customers typically generates proportionately greater losses, thus impacting our loss ratio. Like with other more-tenured insurance companies, over time we expect a greater proportion of all customers will be renewal customers. Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustment expenses, or LAE, and other costs. When we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which adversely affects our results of operations and our profitability.
Despite posting a net profit for 2024, our accumulated net loss may increase as we continue to make investments in the development and expansion of our business or if we suffer adverse business results. Expenses in the areas of building partnership products, telematics, digital marketing, brand advertising, consumer-facing technologies, core insurance operations services and lines of insurance not presently offered by Root contribute to net losses. We have in the past encountered, and will continue to encounter, unforeseen or unpredictable factors, including, but not limited to, elevated operating expenses, complications or delays, or other losses (for example, litigation losses), which have and may in the future result in increased costs, contributing to our net losses and impacting our ability to grow. It is difficult to predict the size and growth rate of our market, demand for our services and success of current or potential future competitors and our investments to grow our business may not result in increased or sufficient revenue or growth for several years or at all. Additionally, we will continue to incur significant expenses in connection with the repayment of the outstanding principal and accrued interest on our Amended Term Loan (as defined herein), and we will also incur significant legal, accounting and other expenses as a public company.
Our limited operating history makes it difficult to evaluate our current business and our future prospects. While our revenue has grown in some recent periods and contracted in others, our historic growth rate may not be sustainable. With changes to our focus areas of growth, our historic growth rates should not be considered indicative of future performance, and we may not realize sufficient revenue to maintain profitability. Revenue growth rates may slow in future periods due to a number of reasons including increased competition and market changes. We may choose to preserve capital, change our focus areas of growth, reinvest in the business, or encounter unforeseen or unpredictable factors, which may, and in some cases will, result in increased operating expenses, other losses, complications or delays slowing demand for our services, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be seriously harmed and we may not maintain profitability in future periods.
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
If we lose customers, our value will diminish. In addition, we may fail to accurately predict risk segmentation of new customers or potential customers, which could also reduce our profitability. While our loss performance has generally improved over time, loss performance is influenced by a number of factors, including inflation, and as more customers renew their policies and remain policyholders for longer, a future loss of customers could lead to higher loss ratios or loss ratios that cease to decline, which would adversely impact our profitability. Further, our ability to attract and retain customers depends, in part, on our ability to successfully expand geographically, grow our business in the markets we currently serve, expand into new lines of business and offer additional products beyond automobile and renters insurance. Expanding into new geographic markets takes time, places us in unfamiliar competitive and regulatory environments, requires us to navigate and comply with extensive regulations and may occur more slowly than we expect and we may be unsuccessful at expanding nationwide.
Further, the insurance industry in which we operate is highly competitive. Many of our primary competitors have well-established national brands and market similar products. Our competitors include large national insurance companies, as well as up-and-coming companies and new market entrants in the insurtech industry, some of which also utilize telematics and offer forms of usage-based insurance. Several of these established national insurance companies are larger than us and have significant competitive advantages over us, including better name recognition, higher financial ratings, greater resources, additional access to capital, and more types of insurance coverage to offer, such as health and life. In particular, many of our competitors offer consumers the ability to purchase multiple types of insurance coverage and “bundle” them together for discounts under one policy and, in certain circumstances, include an umbrella liability policy for additional coverage at competitive prices. To the extent we expand into new lines of business and offer additional products, we will face intense competition from traditional insurance companies that are already established in such markets.
Our business model and technology are still developing compared to the established business models of the well-established incumbents in the insurance market. Our success in the automobile insurance market depends on our deep understanding of this industry. To penetrate new vertical markets, we will need to develop a deep understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding requires substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, insurance regulation could limit our ability to introduce new product offerings. New insurance products could take an extended amount of time to be approved by regulatory authorities or may not be approved at all. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate, and our business, results of operations, financial condition and prospects could be materially adversely affected.
We have invested in growth strategies by utilizing unique customer value propositions, differentiated product offerings and distinctive advertising campaigns. In addition, we have invested in and are actively attempting to expand our partnership channel, including our embedded insurance offering and our independent agent platform. If we are unsuccessful through these strategies in generating new business, retaining a sufficient number of customers or retaining or acquiring key relationships, our ability to maintain or increase premiums written or the ability to sell our products will be adversely impacted. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively within our industry, or that competitive pressures will not have a material effect on our business, results of operations, financial condition and prospects. If we fail to remain competitive on customer experience, pricing, and insurance coverage options, our ability to grow our business will also be adversely affected.
There are many other factors that could negatively affect our ability to maintain or grow our customer base, including if:
•we fail to offer new and competitive products, or fail to maintain or obtain regulatory approvals necessary for expansion into new markets or in relation to our products (such as underwriting and rating requirements);
•we fail to realize profits, retain customers, contract with additional partners to utilize products, or achieve other benefits related to our partnership channel, including our embedded insurance offering and our independent agent platform;
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
•customers are unable or unwilling to adopt or embrace new technology or the perception emerges that purchasing insurance products online is not as effective as purchasing those products through traditional offline methods; or
•we experience cybersecurity incidents or are unable to address customer concerns regarding the content, privacy, and security of our digital platform and our customers’ information.
Our inability to overcome these challenges will impair our ability to attract new customers and retain existing customers and could have a material adverse effect on our business, operating results and financial condition.
We may require additional capital to support business growth or to satisfy our regulatory capital and surplus requirements, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth which will require us to use funds to respond to business challenges, including the need to develop new features and products or enhance our existing products and services, satisfy our regulatory capital and surplus requirements, cover losses, improve our operating infrastructure or acquire complementary businesses and technologies. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, regulatory requirements, market disruptions and other developments. If our present capital and surplus is insufficient to meet our current or future operating requirements, including regulatory capital and surplus requirements, or to cover losses, we may need to raise additional funds through financings or curtail our growth. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all.
If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Class A common stock. Further, if the trading price of our Class A common stock is depressed or declines, the potential magnitude of this dilution will increase. As an insurance company, we are subject to extensive laws and regulations in every jurisdiction in which we conduct business, and any such issuances of equity or convertible debt securities to secure additional funds may be impeded by regulatory approvals or requirements imposed by such regulatory authorities if such issuances are deemed to result in a person acquiring “control” of our company under applicable insurance laws and regulations. Such regulatory requirements may require potential investors to disclose their organizational structure and detailed financial statements as well as require managing partners, directors and/or senior officers to submit biographical affidavits which may deter investment in our company.
Further, we are restricted by covenants in our Amended Term Loan. These covenants restrict, among other things, our ability to incur additional debt without lender consent or grant liens over our assets, which may limit our ability to obtain additional funds.
We rely on telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting our insurance policies, managing claims and customer support, and improving business processes. To the extent regulators prohibit or restrict our collection or use of this data, our business will be harmed.
We use telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. Our business model is dependent on our ability to collect, obtain or use driving behavior data and utilize telematics. If legislation or judicial or regulatory intervention were to restrict our ability to collect or use driving behavior data, it would impair our capacity to underwrite insurance cost effectively, negatively impacting our revenue and earnings. Further, if federal, state or international regulators were to determine that the type of data we collect or obtain, the process we use for collecting or obtaining this data or how we use this data is unfairly discriminatory or otherwise violates one or more laws, our ability to collect, obtain and use this data will be seriously impaired.
Due to Proposition 103 in California, we are currently limited in our ability to use telematics data beyond miles-driven to underwrite insurance, including data on how the car is driven. This has significantly hindered our ability to offer cost-competitive insurance policies in California and, if other states were to pass similar laws or regulations, would impede our ability to offer insurance policies in those states.
Although there is currently limited federal and state legislation outside of California restricting our ability to collect driving behavior data, private organizations are implementing principles and guidelines to protect driver privacy. The Alliance of Automobile Manufacturers and Global Automakers established their Consumer Privacy Protection Principles to provide member automobile manufacturers with a framework with which to consider privacy and build privacy into their products and services while the National Automobile Dealers Association has partnered with the Future of Privacy Forum to produce consumer education guidelines that explain the kinds of information that may be collected by consumers’ cars, the guidelines that govern how it is collected and used, and the options consumers may have to protect their vehicle data. The Global Alliance for Vehicle Data Access is another organization that was formed to advocate for driver ownership of all vehicle data, particularly for insurance underwriting purposes. If federal or state legislators pass laws limiting our ability to collect or obtain driver data, particularly through driver’s smartphones, such legislation would have a material adverse effect on our business, results of operations, financial condition and prospects.
In 2024, news reports about certain automobile manufacturers’ collection of driving behavioral data, and the means of obtaining consent for the same, and the subsequent sale of this vehicle-derived telematics data to third-party brokers, and then eventually to insurers, drew national attention. State attorneys general and private litigants initiated investigative activities and litigation against certain of these manufacturers and brokers. If consumer sentiment, legislation, litigation, or a combination of these, were to materially impact our ability to collect, obtain and use telematics data, it would have a material adverse effect on our business, results of operations, financial condition and prospects.
Some regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination, adequacy of consent and lack of transparency associated with the use of external consumer data. A determination by federal or state regulators that the data points we collect or obtain and the process we use for collecting or obtaining data unfairly discriminates against a protected class of people could subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, regulatory fines and other sanctions, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, results of operations, financial condition and prospects. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our machine learning and automation-driven operations, these policies and procedures may prove inadequate to manage our use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.
Regulators may also require us to disclose the external data we use from third parties, algorithms and/or predictive models prior to approving our underwriting models and rates. Such disclosures, if mandated, could put our intellectual property at risk. While we take steps to protect our intellectual property when seeking approvals as required from regulators, and in responding to periodic requests for information and examinations, certain regulators have already sought such information to a limited extent, and we cannot assure you that our intellectual property will be protected in all instances.
Additionally, existing laws, future laws, and evolving attitudes about privacy protection may impair our ability to collect, obtain, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. If such laws or regulations were enacted federally or in a large number of states in which we operate, it would impact the integrity and quality of our pricing and underwriting processes, as it already has in California.
We may fail to maintain an effective partnership channel offering, including our embedded insurance product and our independent agent platform and/or fail to perform under the associated commercial arrangements.
We entered into a commercial agreement with Carvana on October 1, 2021, in which the parties agreed to develop an integrated automobile insurance solution for Carvana’s online car buying platform, and we pay commissions to Carvana for insurance policies purchased by Carvana customers. The commercial agreement includes exclusivity rights to offer automobile insurance on Carvana’s platform, and we will partner exclusively with Carvana for an enterprise total loss replacement vehicle solution. In addition, we are a party to and are pursuing commercial arrangements with other potential partners with varying levels of integration, including utilization of an embedded insurance offering. If we or our commercial counterparties, including Carvana, are unable to satisfy obligations under commercial arrangements, if we are unable to maintain effective partnership arrangements, including an embedded insurance product and our independent agent platform, if we are unable to contract with additional partners to utilize these products, or if our partners experience difficulty with their businesses or if they or we are unable to attract insurance customers, that could have a material and adverse effect on our business, results of operations, financial condition and prospects.
We depend on search engines, social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationships with them deteriorate or terminate, or if other factors related to these third parties arise which are beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business, results of operations and prospects.
Our success depends on our ability to attract consumers to our website and mobile app and convert them into customers in a rapid and cost-effective manner through our mobile app. We depend in large part on search engines, social media platforms, digital app stores, content-based online advertising and other online sources for traffic to our website and our mobile app, which are material sources for new consumers.
With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely modifies or terminates its relationship with us, we have to pay a higher price for such listings or if the alternatives we find are more expensive, our expenses have in the past and would again rise, or we could lose consumers and traffic to our website, any of which could have a material adverse effect on our business, results of operations, financial condition and prospects. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our website may appear less prominently or not at all in search results, which could result in reduced traffic to our website and our mobile app and fewer new customers.
Our ability to maintain or increase the number of consumers who purchase our products after being directed to our website or our mobile app from other digital platforms depends on many factors that are not within our control. Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website and our mobile app were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer consumers clicking through to our website and our mobile app, our business and operating results will suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business and operating results will suffer.
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including but not limited to Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data, or DASHBOARD, Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we have in the past and will again incur additional marketing expenses and be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, changes to regulations applicable to the insurance brokerage and distribution business may limit our ability to rely on key distribution platforms, such as the Root API, if the third-party distribution platforms are unable to continue to distribute our insurance products without an insurance producer license pursuant to applicable insurance laws and regulations.
From time to time (including in 2024), competition for limited and/or high-value advertising space from our competitors or other companies can result in increases in the costs we incur in our marketing efforts. Our customer acquisition costs can vary by channel mix, by state, due to seasonality, or due to the competitive environment. These increases to our customer acquisition costs depend on a number of factors outside of our control and can negatively affect our business and operating results. As we grow, we may struggle to maintain cost-effective marketing strategies, and our customer acquisition costs could rise substantially.
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
We are subject to the terms of service and policies governing the operating system platforms on which our mobile app runs and the application stores through which we distribute our mobile app, in particular, those operated by Apple and Google. These terms of service and policies govern the distribution, operation and promotion of applications on such platforms and stores. These platforms and stores have broad discretion to change and interpret their terms of service and policies in a manner that may adversely affect our business. For example, an operating system platform or application store may increase its access fees, restrict the collection of data through mobile apps that run on those platforms, restrict access to sensors contained on the mobile devices, restrict how that data is or may be used and shared, and limit how mobile app publishers advertise online.
Additionally, limitations on our ability to collect, obtain or use telematics and other data derived from customer activities on smartphones, as well as new technologies that block our ability to collect or use such data, would significantly diminish the value of our platform and have an adverse effect on our business, operating results, financial condition and prospects.
Limitations or blockages on our ability to collect, obtain, use or share data derived from use of our mobile app would also restrict our ability to analyze such data to facilitate our product improvement, research and development and advertising activities. For example, in 2021, Apple implemented a requirement for applications using its mobile operating systems to obtain an end-user’s permission to track them or access their device’s advertising identifier for advertising and advertising measurement purposes. These and other restrictions that have been or could be implemented in the future could adversely affect our business.
If we were to violate, or be perceived to have violated, the terms of service or policies of an operating system platform or application store, the provider may limit or block our access to it. It is possible that an operating system platform or application store might limit, eliminate or otherwise interfere with the distribution of our mobile app, the features we provide and the manner in which we market our mobile app, or give preferential treatment on their platforms or stores to a competitor. To the extent either of these occur, our business, results of operations, financial condition and prospects would be adversely affected.
Further, one of the factors we use to evaluate our customer satisfaction and market position is our Apple App Store ratings. This rating may not be a reliable indicator of our customer satisfaction relative to other companies who are rated on the Apple App Store since, to date, we have received a fraction of the number of reviews compared to the companies we benchmark against, and thus our number of positive reviews is not as meaningful.
Our expansion within the U.S. will subject us to additional regulatory approvals and costs and risks, and our plans may not be successful.
Our success depends in significant part on our ability to expand into additional markets in the U.S. We currently hold Certificates of Authority in 50 states and the District of Columbia and operate in 35 of those states. We plan to have a presence in all 50 states and the District of Columbia, but cannot and do not guarantee that we will be able to provide nationwide coverage on any particular timeline or at all. In order to gain approval to operate in certain states, we have agreed to certain limitations on our licenses, and we may need to agree to additional limitations imposed by other states. Generally, regulators in states (i) in which we have valid licenses but are not selling insurance or (ii) into which we are considering entering with an affiliated underwriting company, have preferred that we only begin selling insurance or entering the state with an affiliated underwriting company at such time that we can demonstrate that we have met certain financial performance metrics.
As we seek to expand in the U.S., we will incur significant incremental operating expenses, including expenses in connection with securing applicable regulatory approvals, marketing, hiring additional personnel, engaging third-party service providers and other research and development costs. We have invested and expect to continue to invest substantial time and resources to expand our operations and revenues from those additional operations may not exceed the expense of establishing and maintaining them. If we are unable to manage these risks effectively, our business, results of operations, financial condition and prospects will be adversely affected.
Moreover, our countrywide expansion has taken a substantial number of years to date, and may not be successful for a variety of reasons, including because of:
•one or more states could revoke our license to operate, or implement additional regulatory or financial requirements that could preclude or inhibit our ability to obtain or maintain our license in such state;
•failures in identifying and entering into joint ventures with strategic partners, or entering into joint ventures that do not produce the desired results;
•challenges in, and the cost of, complying with various laws and regulatory standards, including with respect to the insurance business and insurance distribution, capital and outsourcing requirements, data privacy, tax, litigation and local regulatory restrictions;
•difficulty in recruiting and retaining licensed (where required), talented and capable employees;

•competition from local incumbents that already own market share and better understand the local market, may operate more effectively and may enjoy greater local affinity or awareness with customers;
•differing demand dynamics, which may make our product offerings less successful; and
•limitations on the repatriation and investment of funds.
If we fail to grow our geographic footprint or geographic growth occurs at a slower rate than expected, our business, results of operations, financial condition and prospects could be materially and adversely affected.
Our technology platform may not operate properly or as we expect it to operate.
We utilize our technology platform to gather customer data in order to determine whether or not to write and how to price our insurance products. Similarly, we use our technology platform to process many of our claims. Our technology platform is expensive and complex, its continuous development, maintenance and operation may encounter difficulties including material performance problems or defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select our customers, incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. These errors could cause us to select an uneconomic mix of customers, encounter customer dissatisfaction, which could lead customers to cancel or fail to renew their insurance policies with us or make it less likely that prospective customers obtain new insurance policies, underprice policies or overpay claims, or incorrectly adjust or deny policyholder claims and become subject to liability. Additionally, technology platform errors may lead to unintentional bias and discrimination in the underwriting and claims process, which would subject us to legal or regulatory liability and harm our brand and reputation. Any of these alone or in combination could result in a material adverse effect on our business, results of operations, financial condition and prospects.
While we believe our telematics-based pricing model to be more fair for consumers when compared to traditional insurers’ offerings, it may also yield results that customers themselves nonetheless find unfair. For instance, we may quote certain drivers higher premiums than our competitors, if our model determines that the driver is higher risk even though their higher-risk driving has not resulted in a claim. Such a perception of unfairness could negatively impact our brand and reputation.
Regulators may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology.
Our success depends on our ability to continue to develop and implement our telematics-based pricing model, and to maintain the confidentiality of our proprietary technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our proprietary technology to our competitors and/or regulators, which would negatively impact our competitive position and result in a material adverse effect on our business, results of operations, financial condition and prospects. For example, as explained above, the matters involving certain automobile manufacturers’ and third-party brokers’ collection and sharing of telematics data may prompt changes in the quality and availability of telematics data for use by us and others in the insurance industry, as well as changes to existing laws and regulations and their interpretation or implementation. Our business, results of operations, financial condition and prospects could be adversely affected by any of these factors.
We are subject to full scope financial examinations by state insurance regulatory authorities in each state in which our insurance company subsidiaries are domiciled, which could result in adverse examination findings and necessitate remedial actions.
State insurance regulators perform examinations of insurance companies under their jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities at least every three to five years. Root Insurance Company is Ohio-domiciled and has completed financial examinations with the Ohio DOI, which include a review of the Company’s financials, governance, and operations, including its relationships and transactions with affiliates, and a specific examination of our pricing and underwriting methodologies and our regulatory capital, and was most recently reviewed in 2024 resulting in no material findings. Root Property & Casualty Insurance Company is also Ohio-domiciled but completed a similar financial examination by the Delaware Department of Insurance prior to its redomestication as an Ohio-domiciled insurer. It also underwent a financial examination with the Ohio DOI resulting in no material findings. Newly-formed Root Florida Insurance Company is Florida-domiciled will be subject to an initial financial examination, which is customary for newly-licensed insurance subsidiaries and which is expected to begin in early 2026, though the commencement date is at the discretion of FOIR. If, as a result of future examinations, our regulators determine that our financial condition, capital resources or other aspects of any of our operations are not satisfactory, or that we have violated applicable laws or regulations, such regulator may subject us to fines or other penalties and/or require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as an enforcement action or, in the case of regulatory capital, require us to maintain additional capital. The results of the examinations are a matter of public record, and our reputation may also be harmed by penalties. For more information regarding our financial condition examinations, see the section titled “Periodic Examinations” in the “Insurance Regulation” section of Item 1. Business.
We are subject to market conduct examinations by state insurance regulatory authorities in any state in which our insurance subsidiaries issue insurance policies, which could result in adverse examination findings and necessitate remedial actions.
Our insurance subsidiaries are also subject to other investigations or inquiries, including market conduct examinations, in any state in which they issue policies. These examinations have resulted in, and could in the future result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. For example, Root Insurance Company was subject to a market conduct examination by the Virginia State Corporation Commission’s Bureau of Insurance, or the Virginia DOI, and in addition to requiring the company to undertake remedial action, the Virginia DOI fined the company for various market conduct violations. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from an examination could have a material adverse effect on our business, reputation, financial condition, results of operations or prospects. For more information regarding our previous and ongoing market conduct examinations, see the section titled “Periodic Examinations” in the “Insurance Regulation” section of Item 1 Business.
Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia and Florida.
Approximately 39.8% of our gross premiums written for the year ended December 31, 2024 originated from customers in Texas, Georgia and Florida. As a result of this concentration, if a significant catastrophic event or series of catastrophic events occur, and cause material losses in Texas, Georgia or Florida, our business, results of operation, financial condition and prospects would be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the legal and regulatory environment affecting property and casualty insurance in Texas, Georgia or Florida may expose us to more significant risks.
We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security, increasing the complexity of compliance. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.
In the U.S., insurance companies are subject to the privacy provisions of the federal Gramm-Leach-Bliley Act and the NAIC Insurance Information and Privacy Protection Model Act, as adopted and implemented by certain state legislatures and insurance regulators. The regulations implementing these laws require insurance companies to disclose their privacy practices to consumers, allow them to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages. Insurance companies are also subject to state-specific privacy laws governing the use of particular data. For instance, the Illinois Biometric Information Privacy Act regulates the use and storage of biometric data such as fingerprints in the insurance industry and requires the informed written consent from policyholders if the insurance company intends to collect or disclose their personal biometric identifiers.
Privacy and data security regulation in the U.S. is rapidly evolving. For example, existing laws, such as the CCPA, which became effective January 1, 2020, future laws, and evolving attitudes about privacy protection may impair our ability to collect, obtain, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. The CCPA gives California residents expanded rights to access and require deletion of certain of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act or the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain.
The requirements of the CCPA expanded substantially in January 2023 as a result of California voters approving the CPRA in November 2020. The CPRA, effective January 1, 2023, gives California residents the ability to: limit use of precise geolocation information and other categories of information classified as “sensitive”; add e-mail addresses and passwords to the list of personal information that, if lost or breached, would entitle affected individuals to bring private lawsuits; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, the CPRA, and other similar state or federal laws, are significant and may require us to further modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.
Some observers have noted that the CCPA and the CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. There is also discussion in Congress of new comprehensive federal data protection and privacy laws to which we likely would be subject if enacted. Until an overarching federal privacy law is passed, however, it is anticipated that individual states will continue to adopt or amend state laws and regulations governing data privacy and cybersecurity, which will increase the cost and complexity of our compliance efforts and impact the integrity and quality of our pricing and underwriting processes.
Additionally, in response to the growing threat of cyberattacks in the insurance industry, certain jurisdictions have begun to impose new cybersecurity laws and regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. At least 26 states have adopted the same or substantially similar versions of the Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the Insurance Data Security Model Law in the future. Also in 2017, the New York State Department of Financial Services adopted regulations providing minimum standards for insurance companies’ cybersecurity programs, requiring an annual certification confirming compliance. In May 2018, South Carolina passed a cybersecurity bill requiring, among other things, any insurance entity operating in the state to establish and implement a cybersecurity program protecting their business and their customers from a data breach, to investigate data breaches and to notify regulators of a cybersecurity event. Some jurisdictions, such as Connecticut, Massachusetts, Nevada, Maryland, Virginia and California have enacted more generalized data security laws that apply to certain data that we possess. Additionally, some of the enacted regulations have since been amended to expand and strengthen established cybersecurity requirements in response to the evolving cybersecurity landscape. Although we take steps to comply with applicable cybersecurity regulations and data security laws, our failure to comply with new or existing cybersecurity regulations could result in material legal and/or regulatory actions and other penalties and/or damages. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, results of operations, financial condition or prospects.
Further, we are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. We have in the past experienced cybersecurity attacks that have resulted in threat actors obtaining customer personal information and some of these events have caused us to incur losses, including regulatory penalties, costs and expend resources to modify our systems. Any failure or perceived failure by us or third parties we work with to comply with privacy policies, disclosures, and obligations to customers or other third parties, or privacy or data security laws may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, private litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, any of which could materially and adversely affect on our business, results of operations, financial condition and prospects.
Cybersecurity incidents, or real or perceived errors, failures or bugs in our or our vendors’ systems or our website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business, financial condition, operating results and prospects.
Our success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website and mobile app, systems and environment and those of our service providers and business partners have in the past experienced and may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and are subject to fraud, malicious code, phishing attacks or other social engineering attempts, system intrusion, exfiltration, theft, web application attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or mobile app slowdowns or shutdowns. Third parties could misappropriate our data through website scraping, bots or other means and aggregate this data on their websites with data from other companies. Many of our services are provided through the Internet which increases our exposure to potential cybersecurity attacks. In addition, we utilize a workforce that is largely remote and may exacerbate exposure to cybersecurity incidents.
We have experienced cybersecurity threats to our information technology infrastructure and we have experienced cybersecurity incidents that have resulted in threat actors obtaining customer personal information, attempts to breach our systems, fraudulent activity and other incidents, and some of these events have caused us to incur losses, including regulatory penalties, costs and expend resources to modify our systems. We continue to expend resources to address past incidents and would expend resources in the future to respond to incidents if they again occur. In addition, we utilize vendors (and our vendors utilize vendors), some of which have also experienced cybersecurity breaches and other incidents. Publicized threats, incidents or events could cause harm to our business and our reputation and challenge our ability to provide reliable service, as well as negatively impact our results of operations materially.
In addition, copycat websites or mobile apps have in the past and may again attempt to misappropriate data and attempt to imitate our brand or the functionality of our website or our mobile app. When we become aware of such websites or mobile apps, we have employed technological or legal measures in an attempt to halt their operations and intend to do so in the future. However, we may be unable to detect all such websites or mobile apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. Regardless of whether we can successfully enforce our rights against the operators of these websites or mobile apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, financial condition or prospects. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business would be harmed.
Operating our business and products involves the collection, storage, use and transmission of sensitive, proprietary and confidential information, including personal information, pertaining to our current, prospective and past customers, employees, contractors, and business partners. The security measures we take to protect this information have been and may again be compromised as a result of computer malware, viruses, social engineering, ransomware attacks, credential stuffing attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations, and other cybersecurity incidents. Such incidents have become more prevalent in recent years. For example, attempts to fraudulently induce our personnel into disclosing usernames, passwords or other information that can be used to access our systems and the information in them have increased. Cybersecurity incidents can also result from malfeasance of our personnel, theft, errors, data leaks, and security vulnerabilities or bugs in our website, mobile app or the software or systems on which we rely. Cybersecurity incidents have in the past resulted in unauthorized access to certain personal information that we handle, and may again in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary and confidential information that we handle. These incidents may remain undetected for extended periods of time.
We rely on third parties to provide critical services that help us deliver our solutions and operate our business. These third parties support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. They may not have adequate security measures and could experience a cybersecurity incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Some of our vendors have experienced cybersecurity breaches and other incidents. Such past or future occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third parties for any resulting liability that we incur.
There are many different cybercrime and hacking techniques, such techniques continue to evolve, and we may be unable to anticipate security breaches or incidents, react to cybersecurity incidents in a timely manner, implement adequate preventative measures or completely mitigate the effects of any such attack or incidents. While we have developed systems and processes designed to protect the integrity, confidentiality and security of the confidential and personal information under our control, we cannot guarantee that any security measures we or our third-party business partners have implemented will be effective against all current or future security threats.
A security breach or other cybersecurity incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage our reputation and brand; reduce demand for our insurance products; disrupt normal business operations; require us to expend significant resources to investigate and remedy the incident and prevent recurrence; and subject us to litigation, regulatory enforcement action, fines, costs, penalties, and other liability, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we take steps that we believe are adequate to protect us from cybersecurity threats, hacking against our competitors or other companies in our industry could create the perception among our customers or potential customers that our digital platform is not safe to use. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
Our insurance coverage may not be adequate to cover all cybersecurity liabilities, including the costs, fines and/or damages related to cybersecurity attacks, associated privacy litigation or regulatory actions, or disruptions resulting from such events. In addition, we cannot be certain that insurance coverage will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, results of operations, financial condition and prospects. In some cases, particularly in the case of websites or mobile apps operating outside of the U.S., our available remedies may not be adequate to protect us against the effect of the operation of such websites or mobile apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or mobile apps, any measures that we may take could require us to expend significant financial or other resources and harm our business, results of operations, financial condition and prospects. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business would be harmed.
Our brand may not become as widely known or accepted as incumbents’ brands or the brand may become tarnished.
Many of our competitors have brands that are well-recognized. As a newer entrant into the insurance market, we have spent, and expect that we will for the foreseeable future continue to spend, considerable amounts of money and other resources on creating brand awareness and building our reputation. We may not be able to build brand awareness to levels matching our competitors, and our efforts at building, maintaining and enhancing our reputation could fail and/or may not be cost-effective. Complaints or negative publicity about our business practices, our marketing and advertising campaigns (including marketing affiliations or partnerships), our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether real or perceived, could diminish confidence in our brand, which would adversely affect our reputation and business. As we expand our product offerings and enter new markets, we will need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. We may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. If we are unable to maintain or enhance our reputation or enhance consumer awareness of our brand in a cost-effective manner, our business, results of operations, financial condition and prospects would be materially adversely affected.
We rely on highly skilled and experienced personnel and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business, results of operations, financial condition and prospects.
Our success depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives, or our business may contract and we may lose market share. We have implemented involuntary workforce reductions in the past, which may have harmed our reputation and relationship with our employees and may make it more difficult for us to recruit top talent, and we may implement workforce reductions in the future to support other business objectives. We have experienced the effects of a competitive labor market and prior workforce reductions and have responded by increasing wages and/or benefits in certain circumstances and provided cash and equity to certain employees in order to attract and retain them, all of which may continue to negatively impact our business, results of operations, financial condition and prospects. Moreover, certain of our competitors or other insurance or technology businesses may seek to hire our employees. We cannot guarantee that our cash and equity incentives and other compensation and benefits will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our Class A common stock declines or remains challenged. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.
We depend on our senior management, including Alexander Timm, our Chief Executive Officer. We have experienced turnover among our senior management and employees. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will, and they could leave at any time. If we lose the services of one or more of our senior management or other key personnel, including as a result of our workforce reductions or our business results, we may not be able to successfully manage our business, meet competitive challenges or achieve our business objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our success depends on our continuing to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our business.
New legislation or legal requirements may affect how we use artificial intelligence and /or may impact how we communicate with our customers, which could have an adverse effect on our business, financial condition, results of operations and prospects.
We continue to develop and implement applications of artificial intelligence, a term we use broadly to refer to computational systems that learn from data, identify patterns, and generate insights that can automate decision-making. This term is inclusive of classical supervised machine learning, in which models are trained to faithfully mimic patterns observed in data sets. Applications implemented by the Company include but are not limited to our pricing and underwriting models, claims process decisioning and marketing bid models, though in these instances the artificial intelligence deployed is static and deterministic. As with many innovations, artificial intelligence presents risks and there is no guarantee that our use of artificial intelligence or incorporation of artificial intelligence capabilities into our business will benefit our business.
State and federal lawmakers and insurance regulators are focusing on the use of artificial intelligence broadly, including, in particular, concerns about transparency, deception, and fairness. For instance, on August 24, 2020, the NAIC adopted guiding principles on artificial intelligence developed by the NAIC’s AI Working Group to provide guidance to regulators on the use of artificial intelligence in the insurance industry, and on December 4, 2023, the NAIC issued a model bulletin on artificial intelligence, Use of Artificial Intelligence Systems by Insurers, which is intended to be used by state departments of insurance to set forth regulatory expectations as to how insurers should govern the development, acquisition, and use of artificial intelligence. Subsequently, many state insurance regulators have promulgated that model bulletin through their own departments of insurance, occasionally modifying the model template to highlight state-specific concerns or positions.
In addition, legislation regulating the use of artificial intelligence has been enacted in several states and has been proposed on the federal level. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. We may also be required to disclose our proprietary software to regulators, putting our confidential intellectual property at risk, in order to receive regulatory approval to use such artificial intelligence in the underwriting of insurance and/or the payment of claims. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, California’s Bolstering Online Transparency Act, effective as of July 2019, makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about the bot’s artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we have taken steps to mitigate our liability for violations of this and other laws restricting the use of electronic communication tools, we cannot guarantee that we will not be exposed to civil litigation or regulatory enforcement for actual or perceived failures in this respect. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, and our business, results of operations, financial condition and prospects would be materially adversely affected.
Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, results of operations, financial condition and prospects.
Under the terms of our policies, we are required to accurately and timely evaluate and pay covered claims. We have settled claims related to allegations that we did not timely or accurately pay claims and have been assessed market conduct fines and penalties by regulatory authorities. Our ability to accurately and timely evaluate and pay claims depends on a number of factors, including the efficacy of our claims processing, the training and experience of our claims adjusters, including our third-party claims administrators, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.
We believe that the speed at which our technology-based claims processing platform allows us to process and pay claims is a differentiating factor for our business relative to our competitors, and an increase in the average time to process claims could lead to customer dissatisfaction and undermine our reputation and position in the insurance marketplace. If our claims adjusters or third-party claims administrators are unable to effectively process our volume of claims, our ability to grow our business while maintaining high levels of customer satisfaction will be compromised, which in turn, would adversely affect our business, results of operations, financial condition and prospects. Any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or other legal proceedings and litigation against us, or result in damage to our reputation, any one of which could materially and adversely affect our business, results of operations, financial condition and prospects.

Unexpected increases in the frequency or severity of claims, as well as increasing costs of social inflation and the legal environment, may adversely affect our business, results of operations, financial condition and prospects.
Our business experiences volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. Changes in claim frequency may result from changes in mix of business, miles driven, distracted driving, weather, pandemics, macroeconomic or other factors. A significant increase in claim frequency or severity could have an adverse effect on our business, results of operations, financial condition and prospects.
Changes in bodily injury claim severity specifically are impacted by inflation in medical costs, litigation trends and precedents, regulation and the overall safety of automobile travel. Changes in auto property damage claim severity are driven primarily by inflation in the cost to repair or replace vehicles, including parts and labor rates, the mix of vehicles that are declared total losses, model year mix as well as used car values. An increase in tariffs, or implementation of new tariffs, would likely drive an increase in auto property damage claim severity.
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
While actuarial models for pricing and reserving typically include an expected level of inflation (including social inflation), unanticipated increases in claim severity can arise from events that are inherently difficult to predict such as inflationary shocks or surges in health care costs. Implementation of tariffs could also contribute to claim severity. Although we pursue various loss management initiatives to mitigate future increases in claim severity, we cannot guarantee that these initiatives will successfully identify or reduce the effect of future increases in claim severity, and our failure to do so would adversely affect our business, results of operations, financial condition and prospects.
Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.
We are required to maintain sufficient capital and surplus in order to comply with insurance regulatory requirements, support our business operations and minimize our risk of insolvency. The NAIC has developed a system to test the adequacy of statutory capital and surplus of U.S.-based insurers, known as risk-based capital, that all states have adopted. This system establishes the minimum amount of capital and surplus necessary for an insurance company to support its overall business operations in consideration of its size and risk profile. It identifies insurers that may be inadequately capitalized by looking at certain risk factors, including asset risk, credit risk and underwriting risk with respect to the insurer’s business in order to determine an insurer’s authorized control level risk-based capital. An insurer’s risk-based capital ratio measures the relationship between its total adjusted capital and its authorized control level risk-based capital.
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

In addition, the NAIC Insurance Regulatory Information System, or IRIS, is a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. If our ratios fall outside of the usual range for one or more ratios set forth by the NAIC for any number of reasons, it could subject us to heightened regulatory scrutiny or measures or create investor uncertainty around the stability of our financial condition, which could harm our business. We previously disclosed to the Ohio DOI that certain of our ratios fall outside the usual range for one or more IRIS ratio factors. The Ohio DOI has acknowledged this and taken no regulatory action, although we cannot guarantee that the Ohio DOI will not do so in the future.
Further, the NAIC has promulgated a Model Regulation to Define Standards and Commissioner's Authority for Companies Deemed to be in Hazardous Financial Condition, or the Hazardous Financial Condition Standards, which has been adopted by states in whole or part. If our financial condition is deemed by state insurance regulators to meet the Hazardous Financial Conditions Standards, it could subject us to heightened regulatory scrutiny or measures or create uncertainty around the stability of our financial condition, which would harm our business. The Ohio DOI has determined that our financial condition does meet certain of those standards and requires us to provide the Ohio DOI with monthly financial reports. The South Carolina Department of Insurance and the Florida Office of Insurance Regulation also require the provision of monthly financial reports.
Similarly, our wholly-owned, Cayman Islands-based captive reinsurer, Root Re, is subject to additional capital and other regulatory requirements imposed by the CIMA. Although these capital requirements are generally less constraining than U.S. capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of Root Re’s Class B(iii) insurer license, which would adversely impact our ability to improve our overall capital efficiency and support our “capital-efficient” model.
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
If we fail to maintain adequate systems and processes to prevent, monitor and detect fraud, including fraudulent policy acquisitions or claims activity, or if inadvertent errors occur with such prevention, monitoring and detection systems due to human or computer error, our business could be materially adversely impacted. While we believe past incidents of fraudulent activity by customers, purported customers and/or claimants have been relatively isolated, we cannot guarantee that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud. Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on our business and reputation.
In February 2023, we filed suit against a former senior marketing employee and other defendants to recover approximately $10 million of funds we believe were misappropriated. A confidential settlement was reached with certain of these parties and the litigation continues as to others. It is unlikely that we will be able to recover all of the funds from such former employee or the other defendants. While we maintain insurance coverage to protect us against such loss, our coverage was less than the amount of that loss and may be insufficient or inadequate to cover future losses.
We rely on our mobile app to execute our business strategy. Government regulation of the internet and the use of mobile apps in particular is evolving, and unfavorable changes could seriously harm our business.
We rely on our mobile app to execute our business strategy. We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the internet and the use of mobile apps in particular. Existing and future laws and regulations may impede the growth of the internet or other online services and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet and the use of mobile apps in particular, as the vast majority of these laws were adopted prior to the advent of the internet and the use of mobile apps and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet and the use of mobile apps in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot guarantee that our practices have complied, currently comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our mobile app or website by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
Our trade secrets, trademarks, copyrights, patents, know-how, and other intellectual property rights are important assets for us, in the U.S. and other jurisdictions. We rely on, and expect to continue to rely on, various agreements with our employees, independent contractors, consultants and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, and trade secret laws, to protect our brand and other intellectual property rights. Such agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology, and we may fail to consistently obtain, police and enforce such agreements. Additionally, various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are accessible. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, especially in foreign jurisdictions, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect our proprietary rights, we cannot guarantee our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary.
In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. Certain information or technology that we endeavor to protect as trade secrets may not be eligible for trade secret protection in all jurisdictions, or the measures we undertake to establish and maintain such trade secret protection may be inadequate. In order to protect our proprietary information and technology, we rely in part on agreements with our employees, investors, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may not adequately protect our trade secrets, these agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which would likely cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Current or future legal requirements may require us to disclose certain proprietary information or technology, such as our proprietary algorithms, to regulators or other third parties, including our competitors, which could impair or result in the loss of trade secret protection for such information or technology. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, financial condition and prospects.
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
We currently hold various domain names relating to our brand, including root.com, joinroot.com, rootinsurance.com and root-enterprise.com. Third parties have in the past registered domain names confusingly similar to domain names we currently hold, and our failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for customers to find our website and our mobile app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
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
Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations, financial condition and prospects. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners, we cannot guarantee that these agreements will be effective in controlling access to, and use and distribution of, our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings.
Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.
We use open source software in our products and services and anticipate continuing to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code of such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we develop using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer such source code to eliminate use of such open source software. This re-engineering process would require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, assurance of title or controls on the origin or operation of the open source software, which are risks that cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development teams for the use of open source software, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, operating results, financial condition and prospects.
Claims by others that we infringed proprietary technology or other intellectual property rights could harm our business.
Companies in the telematics, internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased, or have otherwise obtained. As we gain an increasingly high public profile, intellectual property rights claims against us may become more frequent. From time to time, third parties have, and may in the future, assert claims of infringement of intellectual property rights against us. Although we believe that we have meritorious defenses, we cannot guarantee that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties, licensing or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations, financial condition and prospects.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available on favorable or commercially reasonable terms or at all and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations, financial condition and prospects.
If our customers were to claim that the insurance policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations, financial condition and prospects.
Although we endeavor to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. Customers have from time to time made claims and could do so in the future alleging that we or our appointed insurance producers failed in their responsibilities to provide them with the type or amount of coverage that they sought to purchase. We have settled some such claims in the past and we could in the future be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations, financial condition and prospects. While we maintain errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate, or may be unavailable in the future.
If we are unable to underwrite risks accurately or charge competitive yet profitable rates to our customers, our business, results of operations, financial condition and prospects will be adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. The accuracy of our pricing depends on our ability to adequately assess risks, estimate losses and comply with state insurance regulations. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. We also utilize the data that we gather through our interactions with our customers and about our customers with their consent, as evaluated and curated by our technology-based pricing platform.
Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, LAE, and other costs. If we do not accurately assess the risks that we underwrite, the premiums that we charge may not be adequate to cover our losses and expenses, which would adversely affect our business, results of operations, financial condition and prospects. Moreover, if we determine that our prices are too low, insurance regulations may preclude us from being able to cancel insurance contracts, non-renew customers, or raise premiums. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to fewer customers and lower revenues, which would likely have a material adverse effect on our business, results of operations, financial condition and prospects.
Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must:
•collect and properly analyze a substantial volume of data about our customers;
•develop, test and apply appropriate actuarial projections and rating formulas;
•review and evaluate competitive product offerings and pricing dynamics;
•closely monitor and timely recognize changes in trends; and
•project both frequency and severity of our customers’ losses with reasonable accuracy.

There are no guarantees that we be successful in implementing our pricing methodology accurately in accordance with our assumptions. Our ability to accurately price our policies is subject to a number of risks and uncertainties, including:
•insufficient, inaccurate or unreliable data;
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
To address the potential actual or perceived inadequacy of our current business model, we may be compelled to increase the amount allocated to cover policy claims, increase premium rates or adopt stricter underwriting standards, any of which would likely result in a decline in new business and renewals and, as a result, have a material adverse effect on our business, results of operations, financial condition and prospects.
Our insurance operating results have been and will likely continue to be materially adversely affected by severe weather or other catastrophic events, and climate change may be exacerbating these events and their impacts.
Our insurance operating results have periodically been, and in the future will likely continue to be, materially adversely affected by natural events, such as hurricanes, tornadoes, windstorms, floods, fires, hailstorms, and severe winter weather. The frequency, severity, duration, and geographic location and scope of such events are inherently unpredictable. Moreover, climate change may be contributing to the increase in frequency of severe weather events and other natural disasters, how long they last, and how much insured damage they cause, and may change where the events occur.
The extent of losses from a catastrophic event is a function of our exposure in the area affected by the event, the nature, severity, and duration of the event, and the extent of our excess of loss reinsurance that we have obtained with respect to such an event. As a result, an increase in the frequency, severity or duration, or unanticipated changes in geographic location or scope, of severe weather or other catastrophes could materially adversely affect our business, results of operations, financial condition and prospects.
We are subject to assessments and other surcharges from state guaranty funds from time to time, which may materially reduce our profitability.
We are subject to statutory property and casualty guaranty fund assessments in many states in which we do business. The purpose of a guaranty fund is to protect customers in a particular state by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers in such state. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer's share of voluntary premiums written in the state. During the year ended December 31, 2024, the amounts we contributed to such funds were immaterial; however, as we enter new markets the amounts we are required to contribute may increase materially.
Maximum contributions required by law in any one year vary by state. We cannot predict with certainty the amounts of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments due to a rise in insurance insolvencies could have a material adverse effect on our business, results of operations, financial condition and prospects.

Litigation and legal proceedings filed by or against us and our subsidiaries, could have a material adverse effect on our business, results of operations, financial condition and prospects, and may divert management’s attention and resources away from our business.
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
As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Members of the insurance industry are periodically the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. Claims against insurers could be based on a variety of issues, including the sale of insurance policies and claim settlement practices. In addition, because we employ a technology platform to collect customer data, it is possible that customers, regulators or consumer groups could bring individual or class action claims alleging that our methods of obtaining consent and collecting data and pricing risk are improper and/or impermissibly discriminatory. We cannot guarantee we will not be involved in such litigation in the future or what impact such litigation would have on our business. We have successfully defended against some class action lawsuits in the past, and settled others. If we were to be involved in future litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which would likely have a material adverse effect on our business. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from implementing our strategy and adversely affect our business, results of operations, financial condition and prospects. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could also adversely affect our brand and reputation, regardless of whether such allegations have merit or whether we are liable. While we maintain excess of loss and insurance company professional liability insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate, or may be unavailable in the future. We cannot predict the costs of defense, the costs of prosecution, insurance coverage or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation, and other proceedings may harm our business, results of operations, financial condition and prospects.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2024, we had federal income tax net operating losses, or NOLs, of approximately $1,292.3 million available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code, or the Code, or otherwise. Of our federal NOLs, $622.8 million of losses will begin to expire in tax years 2038 through 2043 and $669.5 million of losses can be carried forward indefinitely.
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

The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize non-P&C NOL carryforwards in taxable years beginning after December 31, 2020, to 80% of taxable income. In addition, federal non-P&C NOLs arising in tax years beginning after December 31, 2017, can be carried forward indefinitely, but carryback of NOLs are generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before January 1, 2021 and after December 31, 2017. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. This limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023.
The manner in which we fund tax withholding obligations that will arise upon vesting of outstanding restricted stock awards may require us to use a substantial amount of cash, which would reduce our liquidity, or may result in sales of shares of our Class A common stock into the market, which could cause the market price of our Class A common stock to decline.
As of December 31, 2024, our executive officers and other employees held an aggregate of 1.5 million unvested equity awards, including up to a maximum of 0.6 million unvested equity awards that are scheduled to vest in the ordinary course during 2025. Tax withholding obligations arise upon vesting of equity awards and these obligations must be satisfied at the time they arise through cash payments remitted to the relevant tax authorities. To the extent we satisfy our tax withholding obligations with respect to these equity awards by withholding shares and remitting cash to the relevant tax authorities, the net cash payments due for taxes upon the vesting of such equity compensation awards is dependent on the price of our Class A common stock on the applicable vesting dates and could be substantial. Net tax withholding obligations will vary based upon, among other things: the price of our Class A common stock at the time of vesting; the applicable tax withholding rates then in effect; the number of employees electing to pay us an amount in cash, via a broker, sufficient to cover their applicable tax withholding obligations; whether we continue to arrange for withholding in respect of vesting; the number of equity awards that may be forfeited prior to vesting; the level of achievement with respect to performance- or market-based awards; and the timing and amounts of future equity awards.
We may seek to implement “sell-to-cover” arrangements with one or more holders of equity awards to minimize our expenditure of cash to satisfy tax withholding obligations. Under such arrangements, a broker would assist the holder in selling, in the open market, all or a portion of the shares subject to the equity award vesting and would remit a portion of the sales proceeds to us. We would in turn remit such amounts to the taxing authorities. Such “sell-to-cover” arrangements would enable us to satisfy tax withholding obligations and remain in a net neutral cash position, but would result in sales of shares of our Class A common stock into the market, and such sales could cause the market price of our Class A common stock to decline. In addition, if the price of our Class A common stock appreciates rapidly or experiences temporary dislocations that coincide with vesting dates, we may not be able to change our withholding methodology prior to vesting events.
Future obligations could have a negative impact on our liquidity and ability to use funds for operational purposes and could have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks Related to Our Business Model and Industry
The insurance business, including the market for automobile and renters insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
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
We cannot predict with certainty whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. Additionally, negative market conditions could result in a decline in policies sold, an increase in the frequency of claims and premium defaults, and an uptick in the frequency of falsification of claims. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations, financial condition and prospects.
Retention of business written by us or through our Texas county mutual arrangement could expose us to potential losses.
We retain risk for business underwritten by our insurance company subsidiaries, including business assumed through our Texas county mutual arrangement. The determination to retain risk by reducing the amount of external reinsurance, by being unwilling or unable to obtain reinsurance, or by not purchasing reinsurance for a particular risk, customer segment or niche, is based on a complex variety of factors, including market conditions, strategy, pricing, availability of reinsurance, our capital levels, loss experience and tolerance. Historically, we have utilized reinsurance to expand our capacity to write more business than our insurance subsidiaries’ surplus would have otherwise supported. Currently, we are ceding less of our business to external reinsurers than we have done previously. A determination by us to continue to retain greater risk, or the retention of even more business in the future, increases our financial exposure to losses and significant losses could have a material adverse effect on our business, results of operations, financial condition, and prospects.
Reinsurance may be unavailable at current levels and prices, which may limit our ability to underwrite new policies. Furthermore, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses, which could have an adverse effect on our results of operations and financial condition.
Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. Our regulated insurance subsidiaries obtain reinsurance to help manage exposure to property and casualty insurance risks.
Although our reinsurance counterparties are liable to us according to the terms of the reinsurance treaties, we remain primarily liable to our policyholders as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our regulated insurance subsidiary to pay all claims, and we are subject to the risk that one or more of our reinsurers will be unable or unwilling to honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts. We are also subject to the risk that under applicable insurance laws and regulations we may not be able to take credit for the reinsurance on our financial statements and instead would be required to hold separate admitted assets as reserves to cover claims on the risks that we have ceded to the reinsurer. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No guarantee can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available, as such availability depends in part on factors outside of our control. A new reinsurance treaty may not provide sufficient protection. Market forces and external factors, such as significant losses from hurricanes or terrorist attacks or an increase in capital and surplus requirements, impact the availability and cost of the reinsurance we purchase. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient at acceptable prices, we would have to either accept an increase in our catastrophe exposure, reduce our insurance underwritings, or develop or seek other alternatives.
The unavailability of acceptable reinsurance protection would have a materially adverse impact on our business model, which depends on reinsurance companies to absorb any unfavorable variance from the level of losses anticipated at underwriting. If we are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our risk exposure or reduce the level of our underwriting commitments, each of which would have a material adverse effect upon our business and profitability. Alternatively, we could elect to pay higher than reasonable rates for reinsurance coverage, which would have a material adverse effect upon our profitability unless policy premium rates could be raised, in most cases subject to approval by state regulators, to offset this additional cost.
Reinsurance subjects us to risks of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have an adverse effect on our results of operations and financial condition.
The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, their affiliates, or certain regulatory bodies have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Any disruption, volatility and uncertainty in the financial reinsurance markets may decrease our ability to access such markets on favorable terms, or at all. In addition, we are subject to the risk that one or more of our reinsurers will not honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurer. For instance, certain reinsurers, including reinsurers utilized by us, have become financially unsound in the past. In addition, any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. Our inability to collect a material recovery from a reinsurer could have a material effect on our business, results of operations, financial condition and prospects.
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth.
We are subject to extensive laws, regulations and various approvals by the individual state insurance departments in the states in which we transact business and the CIMA as it pertains to our captive reinsurance company. These laws, regulations and approvals are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital and surplus, and additional limits on our ability to grow or to achieve targeted profitability. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to: prior approval of transactions resulting in a change of “control”; approval of policy forms and premiums; approval of intercompany service agreements and reinsurance agreements; statutory and risk-based capital solvency requirements, including the minimum capital and surplus our regulated insurance subsidiary must maintain; and establishing minimum reserves that insurance carriers must hold to pay projected insurance claims.

To the extent we decide to expand our current product offerings to include other insurance products, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. Several states have also adopted legislation prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance as well as prohibiting unfair claims practices. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, and discrimination in the business of insurance. Noncompliance with any of such state statutes may subject us to legal and regulatory action by the relevant state insurance regulator, and possibly private litigation. States also regulate various aspects of the contractual relationships between insurers and independent agents as well as, in certain states, insurers and third-party administrators.
Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the U.S., such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Federal Reserve Board, the Federal Insurance Office, the U.S. Department of Labor, the U.S. Department of Justice and the National Labor Relations Board. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act, or FCRA. Among other things, the FCRA requires that insurance companies (i) have a permissible purpose before obtaining and using a consumer report for underwriting purposes and (ii) comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws could subject us to regulatory fines and other sanctions. In addition, given our short operating history and rapid rate of growth, we are more vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, or with respect to our customer communications, and consumer-initiated litigation, including class action litigation, pursuant to regulations providing a private right of action. As a result of such noncompliance, regulators have in the past imposed non-material fines and penalties and could in the future impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.
In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue or the scope of a regulator’s authority may change over time, or may change due to a court order or judgment, to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective. This would necessitate changes to our practices that may adversely impact our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. State insurance laws and regulations are generally intended to protect the interests of purchasers or users of insurance products, rather than the holders of securities that we issue. For example, state insurance laws are generally prescriptive with respect to the content and timeliness of notices we must provide policyholders. Failure to comply with other state insurance laws and regulations in the future could also have a material adverse effect on our business, operating results, financial condition and prospects. As another example, the federal government could pass a law expanding its authority to regulate the insurance industry, expanding federal regulation over our business to our detriment. These laws and regulations may limit our ability to grow, raise additional capital or improve the profitability of our business.
Our ability to retain state licenses depends on our ability to meet licensing requirements established by the NAIC and adopted by each state, subject to variations across states. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in that state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended, or be subject to the seizure of assets. Any such events could adversely affect our business, results of operations, financial condition and prospects. See the sections titled (i) “Regulation — Insurance Regulation”, (ii) “Regulation — Insurance Holding Company Regulation” and (iii) “Regulation — Required Licensing” in Item 1. Business for additional information.
A regulatory environment that requires rate increases to be approved or that can dictate underwriting practices, mandate participation in loss sharing arrangements, or require insurers to lower rates and/or disgorge profits may adversely affect our business, results of operations, financial condition and prospects.
From time to time, political events and pressures affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, as our loss ratio compares favorably to that of the industry, regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders or otherwise disgorge ourselves of profits, or challenge or otherwise delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity.
In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. Certain states also require insurers to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance there, except pursuant to a plan that is approved by the state insurance department. Additionally, as addressed above, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our business, results of operations, financial condition and prospects could be adversely affected by any of these factors.
State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. For example, an insurance holding company system’s ultimate controlling person is required to submit annually to its primary state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. On behalf of Root Insurance Company and Root Property & Casualty Insurance Company, Root Inc. submitted its annual enterprise risk report with Ohio on June 1, 2024, as required by Ohio law. Other changes include the requirement that a controlling person submit prior notice to its supervisory insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its supervisory insurance regulator.
There is also risk that insurance holding company systems may become subject to group capital requirements at the holding company level. The NAIC has developed a group capital calculation covering all entities in our insurance company group for us in solvency monitoring activities. The group capital calculation provides regulators with an additional analytical tool for conducting supervisory activities. The state of our primary insurance regulator, Ohio, provides that an insurance holding company system that does not write business outside the U.S., like us, is not required to file a group capital calculation until June 1, 2025.
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
We currently offer our products through our website and mobile app using third-party data centers and a leading provider of cloud infrastructure services. We do not have control over the operations or facilities of these third parties. Such facilities are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, or prevent us from being able to continuously back up and record data. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. If the data centers we utilize or related systems fail to operate properly, or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to customers or damage to our reputation. We may not be able to easily switch our operations to another cloud or data center provider if there are disruptions or interference, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact the use of our website and mobile app.
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
Further, although we believe that there are currently adequate replacements for the third-party technology and intellectual property we presently use, the loss of our right to use any of this technology and intellectual property could result in delays in producing or delivering affected products until equivalent technology or intellectual property is identified, licensed or otherwise procured, and integrated. Our business would be disrupted if any technology and intellectual property we license from others or functional equivalents of this software were either no longer available to us or no longer offered to us on commercially reasonable terms or prices. In either case, we would be required to attempt to redesign our products to function with technology and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. We may not carry sufficient business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products. Any of these results could harm our business, results of operations, financial condition and prospects.
We are subject to payment processing risk.
We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor refuses to provide these services to us and we are unable to find a suitable replacement on a timely basis or at all. If we or our processing vendor fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments, harming our reputation and financial condition. Data security standards for merchants and service providers that accept credit card payments are prescribed by the PCI Security Standards Council, or PCI, an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures to help ensure the safe handling of sensitive information by companies accepting credit card payments. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues requiring additional compliance efforts by us. Our intention is to maintain compliance with PCI’s data security standards.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, including the Payment Card Industry Data Security Standard, a self-regulatory standard that requires companies that process payment card data to implement certain data security measures, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations, financial condition and prospects.
Our success depends upon the insurance industry continuing to move online at its current pace and the continued growth and acceptance of online and mobile app-based products and services as effective alternatives to traditional offline products and services.
We provide automobile and renters insurance products primarily through our websites, mobile app, and partnership channel, including our embedded insurance product and our independent agent platform, which compete with traditional offline insurance counterparts. We believe that the continued growth and acceptance of online products and services as well as those offered through mobile devices generally will depend, to a large extent, on the continued growth in commercial use of the internet and mobile apps, and the continued migration of traditional offline markets and industries online.
Purchasers of insurance may develop the perception that purchasing insurance products online or through a mobile app is not as effective as purchasing such products through a broker or other traditional offline methods, and the insurance market may not migrate online as quickly as (or at the levels that) we prefer. Moreover, if, for any reason, an unfavorable perception generally develops that telematics, mobile engagement, a technology-based platform, artificial intelligence and/or bots are less efficacious than traditional offline methods of purchasing insurance, underwriting, claims processing, and other functions that do not use data automation, artificial intelligence and/or bots, or that our processes lead to unfair outcomes, our business, results of operations, financial condition and prospects could be adversely affected.
Our actual incurred losses and LAE may be greater than our loss and LAE reserves, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, severe weather, economic and judicial trends and legislative and regulatory changes. Moreover, changing climate conditions, whether due to global climate change or other causes, may increase how often severe weather events and other natural disasters occur, how long they last, and how much insured damage they cause, and may change where the events occur. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our business, results of operations, financial condition and prospects.

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
Since reserves are estimates of the unpaid portion of losses and expenses for events that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process that is regularly refined to reflect current estimation processes and practices. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our business, results of operations, financial condition and prospects as the reserves and reinsurance recoverables are reestimated.
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
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy, which is routinely reviewed by the Audit, Risk and Finance Committee. However, our investments are subject to general economic and market risks as well as risks inherent to particular securities and classes of securities.
Our primary market risk exposures are to changes in interest rates. See the section titled “Quantitative and Qualitative Disclosures about Market Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In recent years, interest rates have been at or near historic lows although rates have been slightly higher of late. A protracted low interest rate environment would place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the maturity of the securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC. The maximum percentage and types of securities we may invest in are subject to insurance laws and regulations, which may and do change. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of such investments.
Although we seek to preserve our capital, we cannot guarantee that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
The inability to access our cash accounts or to convert investments into cash on favorable terms when we desire to do so may materially and adversely affect our business, cash flows and capital position.
We rely on our ability to access our cash accounts at banks and other financial institutions to operate our business. If we are unable to access the cash in those accounts as needed, whether due to our own systems difficulties, an institution-specific issue at the bank or financial institution (such as a bank failure, cybersecurity incident, severe weather or other catastrophe impacting their operations), a broader disruption in banking, financial or wire transfer systems, or otherwise, our ability to pay insurance claims and other financial obligations when due and otherwise operate our business could be materially adversely affected. In the recent past, certain banks, including a bank utilized by the Company, have failed and depositors, including the Company, were unable to access funds in those banks for a period of time. Likewise, our investment portfolios are subject to risks inherent in the nation’s and world’s capital markets, including the U.S. continuing to honor its outstanding debt and other obligations. Any disruption in the functioning of those markets or in our ability to liquidate investments or specific categories of investments on favorable terms when desired, or a default by the U.S. in its obligations, could impair our ability to pay claims or other financial obligations when due and could result in a significant decline in the value of our investment portfolio and have a material adverse impact on our cash flows and capital position. Any such event or series of such events could also result in significant operational difficulties, reputational harm and adverse actions by regulators and have a material adverse effect on our business, results of operations, financial condition and prospects.
Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.
There can be no guarantees that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we or our customers intend, or at all. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a customer may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our customers. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and LAE, which could have a material adverse effect on our business, results of operations, financial condition or prospects. In addition, court decisions, such as the 1995 Montrose decision in California could read policy exclusions so as to expand coverage, thereby requiring insurers to create and write new exclusions. Under insurance laws, the insurer typically has the burden of proving an exclusion applies and any ambiguities in the terms of a loss limitation or exclusion provision are typically construed against the insurer. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent, by increasing the frequency or severity of claims or both. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued and may subject us to aggregated class action litigation.

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of February 19, 2025, holders of our Class B common stock collectively beneficially own shares representing approximately 77.0% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 21.4% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
Under applicable state insurance laws and regulations, no person may acquire “control” of an insurer until written approval is obtained from the state insurance commissioner. Applicable law provides for a rebuttable presumption of “control” by any person which owns or acquires, directly or indirectly, 10% or more of the voting stock of the insurance company, and a person must seek regulatory approval from the superintendent of the supervisory DOI prior to acquiring direct or indirect “control” of an insurer by filing a Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, or Form A. As part of this Form A application, the entity acquiring control (as well as any controlling shareholders of such entity) will need to submit, along with other documents and disclosures, its financial statements, organizational charts and biographical affidavits for any officers, directors and controlling shareholders of each applicable entity. Would-be acquirers may find these requirements burdensome, which could deter potential acquisition proposals and may serve to delay or prevent change of control transactions, including transactions that some or all of the stockholders might consider to be desirable. These requirements may also inhibit our ability to acquire an insurance company should we wish to do so in the future.
We do not intend to pay dividends on our Class A common stock so any returns will be limited to the value of our stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, we are a holding company that transacts a majority of our business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders is largely dependent on receipt of dividends and other distributions from our subsidiaries. As addressed above, applicable insurance laws restrict the ability of our regulated insurance subsidiaries to declare extraordinary stockholder dividends and require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no guarantee that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. Any return to stockholders will therefore be limited to the appreciation of their stock.
As a public company, we are subject to more stringent federal and state law requirements. We incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.
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
Actions and changing expectations from investors, clients, regulators and our employees with respect to environmental, social and governance matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
Changing expectations, including from governmental organizations, investors, employees and clients, on environmental, social and governance matters such as environmental stewardship, climate change, diversity, equity and inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy, may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Conflicting environmental, social and governance policies within jurisdictions, such as between federal and some state policies in the U.S., is leading to a complex and fragmented regulatory environment, which may be difficult to navigate and we may not effectively anticipate or respond to regulatory changes. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators, investors and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future environmental, social and governance goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us. We could also incur additional costs and require additional resources to monitor, report, and comply with various environmental, social and governance practices.
In addition, a variety of organizations have developed ratings to measure the performance of companies on environmental, social and governance topics, and the results of some of these assessments are widely publicized. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings of the Company or our industry, as well as omission of inclusion of our stock into environmental, social and governance oriented investment funds may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.
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
To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our Class A common stock may decline.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the U.S. are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following claims or causes of action under Delaware statutory or common law:
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

This provision would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Risks Related to Our Indebtedness
Our Amended Term Loan includes a floating interest rate that exposes us to interest rate risk, and the terms of our Amended Term Loan place restrictions on our operating and financial flexibility. Our failure to comply with covenants contained in the Amended Term Loan may result in acceleration of our repayment obligations, which could harm our liquidity, financial condition, operating results, business and prospects and cause the price of our Class A common stock to decline.
Root is a party to a term loan agreement by and among Root, Caret Holdings, Inc., or Caret, as borrower, and other subsidiary loan parties, the lenders party thereto, or the Lenders, and Acquiom Agency Services LLC, as the administrative agent for the Lenders, or the Term Loan. The Term Loan was initially entered into in January 2022 and was amended in October 2024, or the Amended Term Loan. Under the terms of the Amended Term Loan, Caret has borrowed a principal amount of $200 million, all of which is currently outstanding. Interest is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00%, based upon the debt-to-capital ratio payable quarterly. Rising interest rates have an adverse impact on the cost of debt and results in less cash available to utilize in our operations and could have a material adverse effect on our business and financial condition.
The Amended Term Loan includes limitations that restrict and limit, among other things, our ability to incur other indebtedness and liens, make restricted payments and investments, transfer or sell certain assets, engage in transactions with affiliates, and includes covenants requiring our cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $50 million at all times, direct contribution margin on a rolling twelve months to be at least 20% at the end of each fiscal quarter and the surplus of our insurance subsidiaries to be at least $125.0 million at the end of each fiscal quarter.
The Amended Term Loan also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control and judgment defaults. A breach of any of these covenants could result in default under our Amended Term Loan, which could prompt lenders to declare all amounts outstanding under the Amended Term Loan to be immediately due and payable. A repayment of our debt would materially reduce our cash position and may cause insurance regulators to review our financial condition and require us to take actions to raise additional funds via equity or debt, which may be at less favorable terms than under the Amended Term Loan. If we do not have sufficient cash or reserves, insurance regulators could take regulatory action. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. An acceleration of our outstanding indebtedness could have serious consequences to our financial condition, operating results, and business.

General Risk Factors
Significant stockholders may attempt to effect changes at our company or acquire control over our company, which could impact the pursuit of business strategies and adversely affect our results of operations and financial condition.
Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over our company. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could divert the attention of our board of directors and senior management from the management of our operations and the pursuit of our business strategies. As a result, stockholder campaigns could adversely affect our business, results of operations, financial condition and prospects.
Future acquisitions or investments could disrupt our business and harm our financial condition.
In the future we may pursue acquisitions or investments that we believe will help us achieve our strategic objectives. There is no guarantee that such acquisitions or investments will perform as expected or will be successfully integrated into our business or generate substantial revenue, and we may overestimate cash flow, underestimate costs or fail to understand the risks of or related to any investment or acquired business. The process of acquiring a business, product or technology can also cause us to incur various expenses and create unforeseen operating difficulties, expenditures and other challenges, whether or not those acquisitions are consummated, such as:
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
Our revenue and results of operations could vary significantly from quarter to quarter and year to year and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of customers purchasing our insurance products and renewing their agreements with us as well as fluctuations in the timing and amount of our expenses. In addition, the insurance industry is subject to its own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, who may adversely change their recommendation regarding our stock or provide more favorable relative recommendations about our competitors, or decline or cease to cover the Company or fail to publish regular reports on us, any of which may adversely affect our stock price. In addition to other risk factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that may contribute to the variability of our quarterly and annual results include:
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
• the success of our agency channel, including our independent agent platform;
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
•the effects of natural or man-made catastrophic events, including those caused by global climate change;
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
Our business was impacted by the effects of the outbreak of the novel strain of coronavirus, or COVID-19, which was declared a global pandemic in March 2020. Pandemics and governmental responses thereto could impact the economies of affected countries, including creating or exacerbating supply chain disruptions and inflation and negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. It is possible that a pandemic and governmental responses thereto will cause increased inflation, an economic slowdown of potentially extended duration, as well as a global recession. The impact of the pandemic may also exacerbate the other risks described in these Risk Factors, and additional impacts may arise that we are not currently aware of, any of which could have a material effect on us. Pandemics and governmental responses thereto have resulted, and could further result in, an increase in costs associated with claims under our policies, including the cost to repair or replace vehicles, as well as an increase in the number of customers experiencing difficulty paying premiums, any one of which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Item 1B.  Unresolved Staff Comments
None.

Item 1C.  Cybersecurity
The Company has processes in place designed to protect its information systems and to assess, identify and manage material risks from cybersecurity threats. Accordingly, the Company has designed and implemented an Information Security Program, designed to protect the confidentiality, integrity, and availability of its information systems and data (including nonpublic information in its possession, custody, or control), as well as to comply with privacy and Information Security Program requirements for insurers as set forth in applicable state laws and regulations. As part of the Information Security Program, the Company has implemented an information security and privacy training and awareness program for Root employees, which includes new-hire training, ongoing periodic training and regular phishing simulation and exercises. In addition, the Company has engaged third parties in connection with these processes.
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
We have experienced cybersecurity threats to our information technology infrastructure and have experienced cybersecurity incidents that have resulted in threat actors obtaining customer personal information, attempts to breach our systems, fraudulent activity and other incidents. As of the filing of this Annual Report on Form 10-K, we are not aware of any such incidents that have occurred since the beginning of 2024 that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. However, future threats could materially affect our business strategy, results of operations or financial condition. Risks related to cybersecurity events are detailed in the section of this Annual Report on Form 10-K titled “Risk Factors—Risks Related to Our Business—Cybersecurity incidents, or real or perceived errors, failures or bugs in our or our vendors’ systems, or our website or app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business, financial condition, operating results and prospects.”
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

Additionally, the board of directors is informed of material information security incidents, as needed, by the Computer Security Incident Response Team, which is led by the Company’s General Counsel.
The Company’s CISO is responsible for assessing and managing risks from cybersecurity threats. The Company’s CISO also leads the Information Security group and is responsible for the day-to-day management of the Information Security Program. Katelynn Sandy is the Company’s CISO and reports directly to the Company’s President and Chief Technology Officer. Ms. Sandy has an extensive background in cybersecurity, technology, and risk management across a variety of industries, including financial services, healthcare, and technology. Additionally, Ms. Sandy holds various information security certifications.
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

Item 2.  Properties
Our corporate headquarters is located in Columbus, Ohio, and consists of 43,228 square feet that we occupy under a lease agreement that expires in 2027, but which could be terminated early under certain circumstances. We lease all of our facilities and do not own any real property. We also sublease certain office space to the extent we no longer need that space for current and anticipated future needs. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Holders of Record
As of February 19, 2025, Root had 37 common stockholders of record of Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
As of February 19, 2025, Root had 34 common stockholders of record of Class B common stock.
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
Issuer Purchases of Equity Securities
None.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. This Management’s Discussion and Analysis does not discuss 2022 performance or a comparison of 2023 versus 2022 performance for select areas where we have determined the omitted information is not necessary to understand our current period financial condition, changes in our financial condition, or our results. The omitted information may be found in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on February 21, 2024.
Overview
Root is a technology insurance company founded on the idea that car insurance rates should be based primarily on driving behaviors, not demographics. We are revolutionizing the archaic car insurance industry using mobile technology and data science to offer drivers fair, personalized rates.
We believe the Root advantage is derived from our unique ability to efficiently and effectively bind auto insurance policies quickly, through direct and partnership channels, aided by segmenting individual risk to price better drivers more fairly. Our customer experience is built for ease of use and a product offering made possible with our full-stack insurance structure. These are all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain—from customer acquisition to underwriting to claims administration to ongoing customer engagement.
To scale the business, we aim to drive new customer growth and optimize unit economics by capitalizing on our two distribution channels: direct and partnership. The direct channel efficiently drives volume for high intent customers, meeting customers in platforms that they use extensively such as search engines or select marketplace platforms while actively shopping for insurance. The data science model seeks to optimize bidding strategies that fine tunes our prices to strike a balance between offering a competitive price and achieving target unit economics. The partnership channel provides differentiated access to high intent customers, primarily in the automotive, financial services, and independent agent sectors. We build upon or within the mobile and web customer experiences of distribution partners to reach a captive customer base with an embedded solution, which can even remove the need for the customer to ever visit a Root website to purchase and bind a policy.
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe our data- and technology-driven approach to pricing and underwriting allows for rapid response to macroeconomic trends through quick, appropriate rate actions. Through continued development of machine-learning loss models, which allow us to respond more quickly to changes in the market, we expect improvement in pricing segmentation. We believe this allows us to operate with a cost-to-acquire and cost-to-serve advantage. We believe that through prudent investment in and diversification of our distribution channels, including leveraging proprietary data science and technology and a focus on partnerships with automotive, financial services, and independent agents, will position us for sustainable, long-term and profitable growth.
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. We primarily utilize reinsurance to mitigate impact of large losses or tail events. We continuously evaluate our utilization of third-party reinsurance in order to operate a capital-efficient business model. As our gross loss ratios have stabilized we strategically reduced the utilization of external quota share to balance the cost of reinsurance with capital-efficiency. Over the long-term, we expect to maintain the flexibility to modify our reinsurance program.

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
Our Ability to Retain Customers
Our ability to derive significant lifetime value from our customer relationships depends, in part, on our ability to retain our customers over time. Strong retention allows us to build a recurring revenue base, generating additional premiums term over term without material incremental marketing and underwriting costs. As we broadly retain customers and our book of business evolves to be more weighted towards renewals versus new business, as is the case with our mature competitors, we will benefit from the inherently lower loss ratios that characterize renewed premiums. Our ability to retain customers will depend on a number of factors, including our customers’ satisfaction with our products, offerings of our competitors and pricing of products.
Our Ability to be Licensed in All States in the U.S.
Our long-term growth opportunity will benefit from our ability to provide insurance across more states in the U.S. Today, we are currently licensed in 50 states (48 states for personal auto) and the District of Columbia and operate in 35 of those states. Our state expansion has unlocked a large total addressable market for sustained growth, made our direct targeted marketing more efficient and created an opportunity to build a national brand, supporting our marketing holistically.
Our Ability to Expand Premiums Through Cross-Selling and Fee Income Per Policy
We are in the early stages of cross-selling non-auto products across our customer base. Cross-sales of renters policies will allow us to generate additional premiums without material incremental marketing spend, and ultimately higher revenue per customer. We have also observed that bundling products with auto insurance improves retention as the relationship with our customer expands. Our success in expanding revenues through cross-sales and greater fee income per policy depends on our marketing efforts with new products, continuous state expansion of these offerings and the pricing of our bundled products and continuing to refine the fee schedules in our policyholder contracts to be more consistent with industry norms. The success of our renters insurance offering is also subject to our ability to develop underwriting capabilities to adequately price renters risk.
Recent Developments Affecting Comparability
General Macroeconomic Factors
Economic instability has led to acute inflationary pressures, supply chain disruptions, changes in interest rates and changes in equity markets. There remains uncertainty around the future of inflation; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio, increase nonpayment cancellations or have other adverse effects, including variability in the competitive environment. We have also seen an increase in vehicle repair and medical costs. These cost increases have resulted in greater claims severity. We continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital.
Comprehensive Reinsurance
We have significantly reduced the utilization of reinsurance through a strategic reduction of external quota share. The changes to the reinsurance program aim to deliver improved economics. Our diversified approach to reinsurance allows us to optimize capital requirements while remaining flexible in response to changes in market conditions or changes specific to our own business. We may choose to amend, commute, and/or non-renew certain third-party reinsurance arrangements in the future, which may result in us retaining more or less of our business. To the extent we retain a larger share of our book of business, our capital requirements may increase.

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

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in millions, except Premiums per policy)
Policies in force	414,862	341,764	220,354
Premiums per policy	$1,584	$1,423	$1,220
Premiums in force	$1,314.3	$972.7	$537.7
Gross premiums written	$1,301.1	$783.1	$600.0
Gross premiums earned	$1,231.0	$635.8	$643.6
Gross profit (loss)	$337.1	$76.1	$(32.2)
Net income (loss)	$30.9	$(147.4)	$(297.7)
Direct contribution	$394.0	$150.7	$27.6
Adjusted EBITDA	$111.9	$(42.9)	$(185.9)
Net loss and LAE ratio	68.5%	82.8%	122.8%
Net expense ratio	27.9%	50.4%	72.2%
Net combined ratio	96.4%	133.2%	195.0%
Gross loss ratio	58.9%	65.2%	82.1%
Gross LAE ratio	8.6%	9.6%	10.3%
Gross expense ratio	27.2%	41.6%	45.4%
Gross combined ratio	94.7%	116.4%	137.8%
Gross accident period loss ratio	59.9%	64.0%	80.3%
Policies in Force
We define policies in force as the number of current and active auto insurance policyholders underwritten by us as of the period end date. We view policies in force as an important metric to assess our financial performance because policy growth and retention drives our revenue growth, expands brand awareness, deepens our market penetration, and generates additional data to continue to improve the functioning of our platform.
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
Gross Profit (Loss)
We define gross profit (loss) as total revenue minus net loss and LAE and other insurance expense (benefit). We view gross profit (loss) as an important metric because we believe it is informative of the financial performance of our core insurance business.
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit (loss) excluding net investment income, net realized gains on investments, acquisition costs which include report costs and refunds related to these expenses and commission expenses related to our partnership channel, fixed costs which include certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses. Further, impacts related to reinsurance are excluded, these consist of ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense (benefit). After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures profitability of our total policy portfolio prior to the impact of reinsurance.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.

Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net income (loss) excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, loss on extinguishment of debt, warrant compensation expense, restructuring charges, write-off of prepaid marketing expenses, legal fees and other items that do not reflect our ongoing operating performance. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
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
Net Investment Income
Net investment income represents interest earned from our cash and cash equivalents, fixed maturities, and short-term investments less investment expenses. Net investment income also includes impairments related to low income housing tax credits investments in limited liability entities to offset certain state premium taxes. These tax credits are recognized when utilized. Net investment income is directly correlated with the overall size of our cash and investment portfolio, market level of interest rates and changes in the fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
Sales and Marketing
Sales and marketing includes both acquisition and fixed expenses. We view direct performance marketing, experimental marketing, channel media, advertising and referral fees as acquisition expenses. We view sponsorship, certain non-commission expenses related to the partnership channel, Personnel Costs and Overhead related to our brand strategy, creative and business development activities, and certain data science activities as fixed costs. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred.
We plan to continue investing in and diversifying our marketing channels to attract and acquire new customers, increase our brand awareness, and expand our product offerings within certain markets. We expect that our sales and marketing will vary based upon the competitive environment and other investments in acquisition. Over the long-term we expect it will decrease as a percentage of revenue as the proportion of renewals to our total business increases.
Other Insurance Expense (Benefit)
Other insurance expense (benefit) includes expenses primarily related to insurance and underwriting operations of the business, it is comprised of acquisition, variable and fixed expenses. We view report costs and refunds related to these expenses and commission expenses related to our partnership channel as acquisition costs. We view premium taxes, credit card and policy processing expenses and premium write-offs as variable costs. We view insurance license expenses, certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, low income housing tax credits which offset certain state premium taxes, Personnel Costs and Overhead related to actuarial and certain data science activities as fixed costs.

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
Technology and Development
Technology and development are fixed expenses that consist of software development costs related to our mobile app and homegrown information technology systems; third-party services related to infrastructure support; Personnel Costs and Overhead for engineering, product, technology, and certain data science activities; and amortization of internally developed software. Technology and development is expensed as incurred, except for development and testing costs related to internally developed software that are capitalized and subsequently amortized over the expected useful life. Over time, we expect technology and development to decrease as a percentage of revenue.
General and Administrative
General and administrative are fixed expenses that primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; and depreciation expense for computers, furniture and other fixed assets; and restructuring costs which include employee costs, real estate exit costs and other costs. General and administrative expenses are expensed as incurred. We expect general and administrative expenses to decrease as a percentage of total revenue over time.
Non-Operating Expenses
Interest Expense
Interest expense is not an operating expense; therefore, we include these expenses below operating expenses. Interest expense primarily relates to interest incurred on our long-term debt, certain fees that are expensed as incurred and amortization of discount and debt issuance costs. In addition, changes in the fair value of warrant liabilities that are associated with our long-term debt are recorded as interest expense.
Loss on Extinguishment of Debt
Loss on extinguishment of debt is not an operating expense; therefore, we include these expenses below operating expenses. Loss on extinguishment of debt primarily relates to the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. Upon extinguishment of debt, the remaining unamortized discount and debt issuance costs are recognized as expense.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table presents our results of operations for the periods indicated:

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$1,070.9	$399.9	$671.0	167.8%
Net investment income	35.9	30.2	5.7	18.9%
Fee income	66.0	23.4	42.6	182.1%
Other income	3.7	1.5	2.2	146.7%
Total revenues	1,176.5	455.0	721.5	158.6%
Operating expenses:
Loss and loss adjustment expenses	733.0	331.3	401.7	121.2%
Sales and marketing	135.8	49.3	86.5	175.5%
Other insurance expense	106.4	47.6	58.8	123.5%
Technology and development	53.3	44.8	8.5	19.0%
General and administrative	69.5	83.3	(13.8)	(16.6)%
Total operating expenses	1,098.0	556.3	541.7	97.4%
Operating income (loss)	78.5	(101.3)	179.8	177.5%
Interest expense	(42.2)	(46.1)	3.9	(8.5)%
Loss on extinguishment of debt	(5.4)	—	(5.4)	100.0%
Income (loss) before income tax expense	30.9	(147.4)	178.3	121.0%
Income tax expense	—	—	—	—%
Net income (loss)	30.9	(147.4)	178.3	121.0%
Other comprehensive income:
Changes in net unrealized gains on investments	0.2	3.3	(3.1)	(93.9)%
Comprehensive income (loss)	$31.1	$(144.1)	$175.2	121.6%
Revenue
Net Premiums Earned
Net premiums earned increased due to an increase in policies in force as a result of increased direct performance marketing spend, continued growth in our partnership channel, reduced external quota share cessions of gross premiums earned to reinsurers between periods and greater premium per policy resulting from rate actions.
During the years ended December 31, 2024 and 2023, we ceded approximately 13.0% and 37.1% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance and commutations of certain reinsurance agreements in 2023.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Gross premiums written	$1,301.1	$783.1	$518.0	66.1%
Ceded premiums written	(137.0)	(209.9)	72.9	(34.7)%
Net premiums written	1,164.1	573.2	590.9	103.1%

Gross premiums earned	1,231.0	635.8	595.2	93.6%
Ceded premiums earned	(160.1)	(235.9)	75.8	(32.1)%
Net premiums earned	$1,070.9	$399.9	$671.0	167.8%
Gross premiums written increased due to growth in new writings as a result of increased direct performance marketing spend and continued growth in our partnership channel compared to 2023. The increase in gross premiums earned was primarily due to greater policies in force and an 11.3% increase in premium per policy primarily attributable to rate actions.
Net Investment Income
Net investment income increased due to a $7.3 million increase in interest and dividends received primarily due to a higher average cash balance and a larger investment portfolio. This was partially offset by a $2.2 million increase in impairment related to low income housing tax credit utilization.
Fee Income
Fee income increased due to a $24.4 million increase in policy fees and a $15.4 million increase in installment fees due to increased policies in force.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance and commutations of certain reinsurance agreements.
Gross accident period loss ratios decreased to 59.9% for the year ended December 31, 2024, from 64.0% for 2023. The change in the ratios was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by business tenure mix and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We experienced a 5% increase in severity per claim and a 4% decrease in claim frequency for the year ended December 31, 2024 compared to 2023 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing increased due to greater acquisition expense as we invested in growing our business to drive accretive growth and deeper market penetration in the states in which we operate. This resulted in a $76.7 million increase in direct performance marketing spend. We also experienced a $6.7 million increase in experimental marketing spend as part of our efforts to diversify our distribution channels.

Other Insurance Expense
Other insurance expense increased from growth of our earned premium and policies in force, this resulted in greater variable expense including premium write-offs of $21.6 million, premium taxes of $11.9 million and policy processing fees of $6.1 million. We also saw a $28.9 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance initiated in 2023 and continued in 2024. Our acquisition expenses increased due to greater commissions paid related to the continued growth in our partnership channel, including amortization of deferred policy acquisition costs, of $15.8 million. While acquisition expenses increased overall, report costs decreased $3.5 million primarily driven by enhanced efficiency and reduced costs for reports related to new business. Additionally, we recorded a $10.9 million sales tax refund related to multiple prior years. Fixed expenses decreased due to a reduction of $13.4 million in Carvana warrant expense, as all short-term warrant expense has been recognized upon vesting. Additionally, we recorded an additional $2.5 million of low income housing tax credit utilization that reduces premium taxes.
Technology and Development
Technology and development increased due to a $5.0 million increase in Personnel Costs. We also experienced a $2.1 million increase in amortization primarily driven by accelerated amortization of internally developed software and a $1.5 million increase in software development expense as we continue to invest in developing and improving our technology platforms and infrastructure.
General and Administrative
General and administrative decreased due to a $5.9 million decrease in corporate insurance due to maturation as a public company and a $5.7 million decrease in legal and professional fees, of which $2.7 million relates to the 2022 misappropriation of funds by a former senior marketing employee.
Non-Operating Expenses
Loss on Extinguishment of Debt
Loss on extinguishment of debt was due to unamortized discount and debt issuance costs being expensed as a result of extinguishing the Term Loan.

Comparison of the Years Ended December 31, 2023 and 2022
The following table presents our results of operations for the periods indicated:

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$399.9	$285.9	$114.0	39.9%
Net investment income	30.2	6.2	24.0	387.1%
Net realized gains on investments	—	0.5	(0.5)	(100.0)%
Fee income	23.4	16.5	6.9	41.8%
Other income	1.5	1.7	(0.2)	(11.8)%
Total revenue	455.0	310.8	144.2	46.4%
Operating expenses:
Loss and loss adjustment expenses	331.3	351.0	(19.7)	(5.6)%
Sales and marketing	49.3	48.0	1.3	2.7%
Other insurance expense (benefit)	47.6	(8.0)	55.6	695.0%
Technology and development	44.8	55.5	(10.7)	(19.3)%
General and administrative	83.3	127.4	(44.1)	(34.6)%
Total operating expenses	556.3	573.9	(17.6)	(3.1)%
Operating loss	(101.3)	(263.1)	161.8	(61.5)%
Interest expense	(46.1)	(34.6)	(11.5)	33.2%
Loss before income tax expense	(147.4)	(297.7)	150.3	(50.5)%
Income tax expense	—	—	—	—%
Net loss	(147.4)	(297.7)	150.3	(50.5)%
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	3.3	(6.2)	9.5	153.2%
Comprehensive loss	$(144.1)	$(303.9)	$159.8	(52.6)%
The December 31, 2023 and 2022 results of operations discussion can be found in Part II, Item 7, “Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (1) monitor and evaluate the performance of our business operations and financial performance; (2) facilitate internal comparisons of the historical operating performance of our business operations; (3) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels; (4) review and assess the operating performance of our management team, including when determining incentive compensation; (5) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (6) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
Direct Contribution
For the definition of direct contribution and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of total revenue to direct contribution for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Total revenue	$1,176.5	$455.0	$310.8
Loss and loss adjustment expenses	(733.0)	(331.3)	(351.0)
Other insurance (expense) benefit	(106.4)	(47.6)	8.0
Gross profit (loss)	337.1	76.1	(32.2)
Net investment income	(35.9)	(30.2)	(6.2)
Net realized gains on investments	—	—	(0.5)
Adjustments from other insurance (expense) benefit(1)	66.5	76.3	38.4
Ceded premiums earned	160.1	235.9	357.7
Ceded loss and loss adjustment expenses	(97.7)	(144.5)	(243.7)
Net ceding commission and other(2)	(36.1)	(62.9)	(85.9)
Direct contribution	$394.0	$150.7	$27.6
______________
(1) Adjustments from other insurance (expense) benefit consists of acquisition costs including report costs and refunds related to these expenses and commission expenses related to our partnership channel of $49.7 million, $50.8 million and $18.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Fixed expenses including certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, Personnel Costs, Overhead, licenses, professional fees and other of $16.8 million, $25.5 million and $19.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Net income (loss)	$30.9	$(147.4)	$(297.7)
Adjustments:
Interest expense	39.7	43.2	31.9
Income tax expense	—	—	—
Depreciation and amortization	14.5	12.2	12.1
Share-based compensation	18.5	16.9	25.2
Loss on extinguishment of debt	5.4	—	—
Warrant compensation expense	3.8	17.4	14.5
Restructuring costs(1)	0.2	11.2	18.6
Write-offs and other (2)	(1.1)	3.6	9.5
Adjusted EBITDA	$111.9	$(42.9)	$(185.9)
______________
(1) Restructuring costs consist of employee costs, real estate exit costs, and other. This includes zero, $0.4 million and $5.3 million of share-based compensation for the years ended December 31, 2024, 2023 and 2022, respectively. This also includes $0.4 million, $0.4 million and $1.7 million of depreciation and amortization for the years ended December 31, 2024, 2023 and 2022, respectively. For further information on restructuring costs, see Note 10, “Restructuring Costs,” in the Notes to Consolidated Financial Statements.
(2) Write-offs and other primarily reflects legal costs, write-off prepaid marketing expense and other items that do not reflect our ongoing operating performance. This includes write-off of prepaid marketing expenses of $10.2 million for the year ended December 31, 2022. Legal and other fees net of recoveries related to the 2022 misappropriation of funds by a former senior marketing employee of $(1.1) million, $3.2 million and $(0.7) million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Certain events may impact our liquidity such as the economic instability resulting in acute inflationary pressures, supply chain disruptions, changes in interest rates, new or increased tariffs, changes in equity markets and our utilization of reinsurance. There remains uncertainty around the future of inflation; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital. We utilize reinsurance arrangements to grow our business in a capital-efficient manner and mitigate risk. Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more or less of our business in the future. To the extent we retain a larger share of our book of business, our capital requirements may increase.
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies and Root Florida Insurance Company, a Florida-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and Florida. To date, our domestic insurance subsidiaries have not paid any dividends, and as of December 31, 2024, they were not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of December 31, 2024, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At December 31, 2024, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio of 15:1, which we maintained as of December 31, 2024. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must notify CIMA before it can pay any dividend to the holding company.
Financing Arrangements
On January 26, 2022, we closed on a $300.0 million five-year term loan, or Term Loan. In October 2024, we entered into the second amendment to the Term Loan, or Amended Term Loan, that resulted in extinguishment of $237.1 million of the Term Loan, modification of $62.9 million of the Term Loan, and new borrowings of $137.1 million from new BlackRock participation. The resulting principal amount under the Amended Term Loan is $200.0 million and has a maturity date of October 29, 2030. Interest is payable quarterly and is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00%, based upon the debt-to-capital ratio, payable quarterly.
Liquidity
As of December 31, 2024, we had $599.3 million in cash and cash equivalents, of which $333.0 million was held outside of regulated insurance entities. We also had $306.8 million in marketable securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities primarily consist of U.S. Treasury securities and agencies, municipal securities, corporate debt securities, and asset-backed securities.
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

Under the Amended Term Loan, our debt covenants require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $50.0 million at all times. We continue to have the same available capital under the Amended Term Loan as we did in the Term Loan.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Net cash provided by (used in) operating activities	$195.7	$(33.6)	$(210.6)
Net cash used in investing activities	(154.4)	(45.7)	(16.6)
Net cash (used in) provided by financing activities	(120.7)	(4.1)	283.3
Comparison of Years Ended December 31, 2024 and 2023
Net cash provided by operating activities for the year ended December 31, 2024 was $195.7 million compared to $33.6 million of net cash used in operating activities for the year ended December 31, 2023. The change in operating activities was due to higher net income between periods, an increase in the net loss and LAE reserves as a result of growth in policies in force and timing of premium receipts and reinsurance payments. This was partially offset by change in premiums not yet earned due to growth, timing of reinsurance receipts and the impact of commuting certain agreements with reinsurers in 2023.
Net cash used in investing activities for the year ended December 31, 2024 was $154.4 million, compared to $45.7 million for the year ended December 31, 2023. The increase in cash used in investing activities was primarily due to purchases of investments which was partially offset by proceeds from maturities, calls and pay downs of investments.
Net cash used in financing activities for the year ended December 31, 2024 was $120.7 million, compared to $4.1 million for the year ended December 31, 2023. The increase in cash used in financing activities was primarily due to a partial repayment of the extinguished Term Loan and tax withholding obligations arising from the vesting of equity awards. This was partially offset by net proceeds from the Amended Term Loan.
Comparison of Years Ended December 31, 2023 and 2022
The December 31, 2023 and 2022 net cash discussion can be found in Part II, Item 7, “Liquidity and Capital Resources,” of our Annual Report on Form 10-K.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2024, our material cash requirements from known contractual and other obligations consisted of purchase commitments, as discussed in Note 13, “Commitments and Contingencies,” operating leases, as discussed in Note 8, “Leases,” and an Amended Term Loan, as discussed in Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
d

Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and LAE, valuation allowance on our deferred tax assets, and the amount of reinsurance recoverable and receivable from reinsurance contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
•Broader macro-level economics can have a material impact on loss reserve estimates, such as a rapid change in miles driven, unanticipated inflation, regulatory restrictions, and legal developments as they relate to contract and coverage interpretation and enforceability.
Due to the inherent uncertainty in determining our ultimate cost of settling claims, we evaluate what the potential impact on consolidated results of operations, financial position, and liquidity would be based on a hypothetical 5% and 10% increase or decrease in key assumptions described above. The loss reserve range estimated below represents a range of reasonably likely reserves, not a range of all possible outcomes. Therefore, the ultimate losses could reach levels outside the range provided. Given the growth in exposures from inception in 2015, we believe evaluating sensitivity based on a hypothetical increase or decrease of 5% and 10% reflects management’s best estimate and provides a scenario impact on the reserve ranges due to variability in key assumptions. The following table summarizes this sensitivity analysis:

	Scenarios for Changes in Loss Reserves for all Accident Years
	(10)%	(5)%	—%	5%	10%
Bodily injury liability	$158.6	$167.4	$176.2	$185.0	$193.8
Uninsured and underinsured bodily injury	26.6	28.0	29.5	31.0	32.5
Property damage	52.0	54.9	57.8	60.7	63.6
All other coverages	37.4	37.4	37.4	37.4	37.4
Total loss reserves—net of reinsurance	$274.6	$287.7	$300.9	$314.1	$327.3
Our loss and LAE reserves are recorded net of external reinsurance and net of amounts expected to be received from salvage (the amount recovered from the damaged property after we pay for a total loss) and subrogation (the right to recover payments from third parties).
Reinsurance Recoverable and Receivable
We also estimate the amount of reinsurance recoverable and receivable from reinsurance contracts. Reinsurance assets include reinsurance recoverable and receivable on unpaid loss and LAE reserves, which are estimated as part of our loss reserving process and are subject to similar judgments and uncertainties. Estimating these amounts involves significant judgment, with key considerations including:
•paid and unpaid amounts recoverable;

•any balances in dispute or subject to legal collection;

•the financial well-being of a reinsurer; and

•the likelihood of collection of the reinsurance recovery considering factors such as, amounts outstanding and length of collection periods.

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
Interest Rate Risk
We are exposed to interest rate risk on our investment portfolio. Interest rate risk is the risk that we will incur losses due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturity investments include U.S. Treasury securities, municipal securities, corporate debt securities, and asset-backed securities, most of which are exposed to changes in prevailing interest rates and which may experience moderate fluctuations in fair value resulting from changes in interest rates. The fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We monitor this exposure through periodic reviews of investment portfolio by our management.
We are also exposed to interest rate risk through our Amended Term Loan facility which incurs interest at floating rates based on changes in the SOFR. Rising interest rates could have an adverse impact on the cost of debt and results in less cash available to utilize in our operations, and could have a material adverse effect on our business and financial condition. A 1% fluctuation in SOFR would not have significantly impacted interest expense during 2024.

Credit Risk
We are exposed to credit risk on our investment portfolio, reinsurance contracts, and premiums receivable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We manage the exposure to credit risk in our U.S. Treasury securities, municipal securities, corporate debt securities, and asset-backed securities portfolio by investing in high credit quality, investment grade securities and diversifying our holdings. We manage the exposure to credit risk in our reinsurance contracts by obtaining reinsurance from a diverse group of reinsurers and monitoring concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. For certain reinsurance partners who are not rated, we require adequate levels of collateral or letters of credit to be available to us in the event of downside scenarios. We manage the exposure to significant losses on our premiums receivable through strategic initiatives focusing on improved customer communication, policy renewal adjustments, and risk segmentation.

Item 8. Financial Statements and Supplementary Data

Schedules, other than those listed above, are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the consolidated financial statements or notes thereto or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Root, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Loss and loss adjustment expense reserves represent the liability established to cover the estimated ultimate cost to settled insured losses. The Company’s estimation of the liability for loss and loss adjustment expense reserves is complex and includes subjective considerations and management’s judgement.
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
February 26, 2025
We have served as the Company's auditor since 2017.

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023
	2024	2023
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $294.3 and $168.4 at December 31, 2024 and December 31, 2023, respectively)	$292.0	$165.9
Short-term investments (amortized cost: $14.8 and $0.9 at December 31, 2024 and December 31, 2023, respectively)	14.8	0.9
Other investments	4.4	4.4
Total investments	311.2	171.2
Cash and cash equivalents	599.3	678.7
Restricted cash	1.0	1.0
Premiums receivable, net of allowance of $9.8 and $4.0 at December 31, 2024 and December 31, 2023, respectively	305.3	247.1
Reinsurance recoverable and receivable, net of allowance of $0.1 and $1.8 at December 31, 2024 and December 31, 2023, respectively	150.6	125.3
Prepaid reinsurance premiums	25.1	48.2
Other assets	103.2	76.2
Total assets	$1,495.7	$1,347.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$413.2	$284.2
Unearned premiums	353.9	283.7
Long-term debt and warrants	200.1	299.0
Reinsurance premiums payable	32.8	54.4
Accounts payable and accrued expenses	71.1	65.6
Other liabilities	108.9	83.1
Total liabilities	1,180.0	1,070.0
Commitments and Contingencies (Note 13)
Redeemable convertible preferred stock, $0.0001 par value, 14.1 shares issued and outstanding at December 31, 2024 and December 31, 2023 (redemption value of $126.5) (Note 11)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 11.1 and 9.5 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (Note 11)	—	—
Class B convertible common stock, $0.0001 par value, 4.0 and 5.0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (Note 11)	—	—
Additional paid-in capital	1,887.9	1,883.4
Accumulated other comprehensive loss	(2.3)	(2.5)
Accumulated loss	(1,681.9)	(1,715.2)
Total stockholders’ equity	203.7	165.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,495.7	$1,347.7
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
	(in millions, except per share data)
Revenues:
Net premiums earned	$1,070.9	$399.9	$285.9
Net investment income	35.9	30.2	6.2
Net realized gains on investments	—	—	0.5
Fee income	66.0	23.4	16.5
Other income	3.7	1.5	1.7
Total revenues	1,176.5	455.0	310.8
Operating expenses:
Loss and loss adjustment expenses	733.0	331.3	351.0
Sales and marketing	135.8	49.3	48.0
Other insurance expense (benefit)	106.4	47.6	(8.0)
Technology and development	53.3	44.8	55.5
General and administrative	69.5	83.3	127.4
Total operating expenses	1,098.0	556.3	573.9
Operating income (loss)	78.5	(101.3)	(263.1)
Interest expense	(42.2)	(46.1)	(34.6)
Loss on extinguishment of debt	(5.4)	—	—
Income (loss) before income tax expense	30.9	(147.4)	(297.7)
Income tax expense	—	—	—
Net income (loss)	30.9	(147.4)	(297.7)
Net income attributable to participating securities	(1.7)	—	—
Net income (loss) attributable to common shareholders	29.2	(147.4)	(297.7)
Other comprehensive income (loss):
Net income (loss)	30.9	(147.4)	(297.7)
Changes in net unrealized gains (losses) on investments	0.2	3.3	(6.2)
Comprehensive income (loss)	$31.1	$(144.1)	$(303.9)
Earnings (loss) per common share: (both Class A and B)
Basic	$1.96	$(10.24)	$(21.11)
Diluted	$1.83	$(10.24)	$(21.11)
Weighted-average common shares outstanding: (both Class A and B)
Basic	14.9	14.4	14.1
Diluted	16.9	14.4	14.1
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—January 1, 2022	14.1	$112.0	7.9	6.1	$—	$1,806.1	$0.4	$(1,270.1)	$536.4
Net loss	—	—	—	—	—	—	—	(297.7)	(297.7)
Other comprehensive loss	—	—	—	—	—	—	(6.2)	—	(6.2)
Conversion of Class B to Class A common stock	—	—	1.1	(1.1)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	0.4	—	—	0.4
Reclassification of early-exercised stock option to liabilities	—	—	—	—	—	0.2	—	—	0.2
Common stock—share-based compensation expense	—	—	—	—	—	30.5	—	—	30.5
Warrant compensation expense	—	—	—	—	—	14.5	—	—	14.5
Warrant issuance costs	—	—	—	—	—	(1.6)	—	—	(1.6)
Term Loan warrants issued	—	—	—	—	—	0.6	—	—	0.6
Balance—December 31, 2022	14.1	$112.0	9.2	5.0	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
Net loss	—	—	—	—	—	—	—	(147.4)	(147.4)
Other comprehensive income	—	—	—	—	—	—	3.3	—	3.3
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.3	—	—	—	—	—	—
Reclassification of early-exercised stock option from liabilities	—	—	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	17.3	—	—	17.3
Warrant compensation expense	—	—	—	—	—	17.4	—	—	17.4
Warrants issuance costs	—	—	—	—	—	(2.1)	—	—	(2.1)
Balance—December 31, 2023	14.1	$112.0	9.5	5.0	$—	$1,883.4	$(2.5)	$(1,715.2)	$165.7
Net income	—	—	—	—	—	—	—	30.9	30.9
Other comprehensive income	—	—	—	—	—	—	0.2	—	0.2
Conversion of Class B to Class A common stock	—	—	1.0	(1.0)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.6	—	—	(17.4)	—	2.4	(15.0)
Common stock—share-based compensation expense	—	—	—	—	—	18.5	—	—	18.5
Warrant compensation expense	—	—	—	—	—	3.8	—	—	3.8
Warrants issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—December 31, 2024	14.1	$112.0	11.1	4.0	$—	$1,887.9	$(2.3)	$(1,681.9)	$203.7
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income (loss)	$30.9	$(147.4)	$(297.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	18.5	17.3	30.5
Warrant compensation expense	3.8	17.4	14.5
Depreciation and amortization	14.9	12.6	13.8
Bad debt expense	33.6	14.1	17.4
Loss on extinguishment of debt	5.4	—	—
Net realized gains on investments	—	—	(0.5)
Gain on lease modification	—	(0.3)	(0.9)
Changes in operating assets and liabilities:
Premiums receivable	(92.3)	(147.7)	18.8
Reinsurance recoverable and receivable	(24.8)	21.9	6.2
Prepaid reinsurance premiums	23.1	26.0	26.6
Other assets	(25.0)	4.8	(7.5)
Losses and loss adjustment expenses reserves	129.0	(3.2)	(32.8)
Unearned premiums	70.2	147.2	(43.6)
Reinsurance premiums payable	(21.6)	(65.4)	18.2
Accounts payable and accrued expenses	1.3	27.7	17.9
Other liabilities	28.7	41.4	8.5
Net cash provided by (used in) operating activities	195.7	(33.6)	(210.6)
Cash flows from investing activities:
Purchases of investments	(197.8)	(76.0)	(47.7)
Proceeds from maturities, call and pay downs of investments	54.6	37.5	34.1
Sales of investments	0.6	2.2	7.1
Purchases of indefinite-lived intangible assets and transaction costs	—	—	(1.3)
Capitalization of internally developed software	(11.4)	(9.2)	(8.8)
Purchases of fixed assets	(0.4)	(0.2)	—
Net cash used in investing activities	(154.4)	(45.7)	(16.6)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	0.1	—	1.3
Taxes paid related to net share settlement of equity awards	(15.1)	(1.1)	(1.0)
Payment of preferred stock and related warrants issuance costs	(3.0)	(3.0)	(3.0)
Proceeds from issuance of debt and related warrants, net of issuance costs	134.4	—	286.0
Repayments of long-term debt	(237.1)	—	—
Net cash (used in) provided by financing activities	(120.7)	(4.1)	283.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(79.4)	(83.4)	56.1
Cash, cash equivalents and restricted cash at beginning of year	679.7	763.1	707.0
Cash, cash equivalents and restricted cash at end of year	$600.3	$679.7	$763.1
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company and Root Property & Casualty Insurance Company, or Root Property & Casualty, both Ohio-domiciled insurance companies, Root Florida Insurance Company, a Florida-domiciled insurance company, which was formed in 2025, and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us” or “our.”
We were formed in 2015 and began writing personal auto insurance in July 2016. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through mobile apps. We offer auto and renters insurance products underwritten by Root Insurance Company, Root Property & Casualty and Root Florida Insurance Company.
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
Use of Estimates—The preparation of consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, or LAE, valuation allowance on our deferred tax assets and the amount of reinsurance recoverable and receivable from reinsurance contracts.
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
We continually evaluate potential liabilities and reserves for litigation and other matters using the guidance issued in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 450, Contingencies. Under this guidance, we may only record reserves for a loss if, as of the date the financial statements are issued or available to be issued, the likelihood of occurrence is deemed probable and we can reasonably estimate the amount of the loss. When disclosing litigation, claims or other matters where a material loss is judged to be reasonably possible, we will disclose an estimated range of loss or state that an estimate cannot be made. We consider each matter using this guidance and record reserves for losses as warranted by establishing a reserve in loss and loss adjustment expense reserves for extra-contractual claims and other liabilities for class action, other non-claims related lawsuits and other matters in our consolidated balance sheets. Any non-reinsurance related recoveries are recognized as other assets in our consolidated balance sheets. We record amounts within loss and loss adjustment expenses for extra-contractual claims and general and administrative for class action and other non-claims related lawsuits in our consolidated statements of operations and comprehensive income (loss). For other recoveries, we record these amounts in the same account as the initial expense in our consolidated statements of operations and comprehensive income (loss). Further details are discussed in Note 13, “Commitments and Contingencies.”
Debt and Equity Issuance Costs—Debt and equity issuance costs, which primarily consist of advisor, legal, accounting, and other third-party fees directly related to issuing debt and equity instruments, are capitalized as other assets in our consolidated balance sheets if incurred prior to closing the related transaction. We incurred such costs in connection with the investment agreement with Carvana Group, LLC, or Investment Agreement, that we entered into on August 21, 2021 and our $200.0 million six-year term loan, or Amended Term Loan, that we entered into on October 29, 2024. Upon close of the related transaction, these deferred issuance costs are generally offset against the related proceeds. Debt issuance costs are subsequently amortized over the term of the financing agreement as interest expense on the consolidated statements of operations and comprehensive income (loss).
Indefinite-Lived Intangible Assets—As of December 31, 2024 and 2023, we had insurance licenses of $8.9 million and an intangible asset related to the purchase of the Root.com domain of $1.3 million, including transaction costs, in other assets on the consolidated balance sheets. We incur a minimal fee to renew each license. These intangible assets are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. The impairment test for indefinite-lived intangibles involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. The evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. No impairment was recognized for 2024, 2023 or 2022 related to indefinite-lived intangible assets.
Segment Information—We are a technology company that provides direct-to-consumer insurance products to customers. We operate as a single reporting segment that is managed on a consolidated basis. Our Chief Executive Officer is our chief operating decision maker, or CODM. The primary measure the CODM utilizes to manage operations, monitor budget versus actual results, and evaluate financial performance is net income (loss) as reported on the consolidated statements of comprehensive income (loss). This information is regularly provided to the CODM.
The CODM allocates resources based on consolidated expense and forecasted expense information. Significant expenses, which are presented on the consolidated statements of operations and comprehensive income (loss), include loss and loss adjustment expense, sales and marketing, other insurance expense (benefit) and technology and development. Other segment items include expenses that our CODM does not evaluate for purposes of making operating decisions. These items include general and administrative, interest expense, loss on extinguishment of debt and income tax expense, which can all be found on the consolidated statements of operations and comprehensive income (loss). Assets provided to the CODM are consistent with those reported on the consolidated balance sheets.

Statement of Cash Flows—The supplemental disclosures for cash and non-cash flows for the years ended December 31, 2024, 2023 and 2022 are as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Supplemental disclosures:
Interest paid	$43.9	$42.5	$24.5
Federal income taxes paid	—	—	—
Leasehold improvements - non-cash	—	—	0.9
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount in the consolidated statements of cash flows:

	As of December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$599.3	$678.7
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$600.3	$679.7

Investments—Investments in debt securities are classified as short-term and available-for-sale fixed maturity securities and are carried at fair value with any unrealized gains and losses, net of taxes, recorded as a component of accumulated other comprehensive loss.
Management regularly reviews our securities for signs of impairment, an assessment requiring significant management judgment. The criteria that management considers are the financial condition of the issuer, including receipt of scheduled principal and interest cash flows, fair value of a security that has fallen below the amortized value, maturity dates, current economic conditions and intent to sell, including if it is more likely than not that we will be required to sell the security before recovery. We then assess whether the decline in value is due to non-credit related or credit related factors. Non-credit related declines in fair value are recorded as unrealized losses in accumulated other comprehensive loss. If we determine that the decline is credit related, we establish an allowance for credit losses equal to the difference between the discounted cash flow model and the amortized value, which is recorded in net realized gains on investments in our consolidated statements of operations and comprehensive income (loss). This allowance may be subsequently adjusted for recoveries or further credit losses. No such credit losses were recognized in 2024, 2023 and 2022.
Other investments primarily consist of private equity investments without a readily determinable fair value. We elected to account for these investments at cost minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. Such changes are accounted for within net investment income in our consolidated statements of operations and comprehensive income (loss).
We also invest in Low Income Housing Tax Credits, or LIHTC, projects by way of investing in a limited liability entity to offset certain state premium taxes. The purpose of these investments is to encourage private capital investments into regions within these states that are in need of economic development, while providing tax credits and operating loss tax benefits to investors. We account for this investment using the cost method because our interest in the limited liability entity is minor and we have virtually no influence over the entity’s operating and financial policies. When we utilize the tax credits, the associated investment becomes impaired. Impairment of the investment is recognized within net investment income in our consolidated statements of operations and comprehensive income (loss).
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
Premiums, Premiums Receivable and Premium Write-offs—Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a gross basis, is recorded when the sum of expected losses, LAE, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. A premium deficiency reserve is recognized as a reduction of deferred policy acquisition costs and, if necessary, by accruing an additional liability for the deficiency, with a corresponding charge to operations. We did not record a premium deficiency reserve in 2024, 2023 or 2022.
We have a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. We route all of our new auto policies in Texas through the fronting carrier whereby we assume 100% of the related premium and losses on those policies. The fronting arrangement allows us to have greater rating and underwriting flexibility. Premiums assumed are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums assumed. Unaffiliated premiums payable are amounts owed to the fronting carrier for premiums assumed and are recorded in other liabilities on the consolidated balance sheets. Unaffiliated premiums payable was $84.2 million and $60.5 million as of December 31, 2024 and 2023, respectively. Unaffiliated reinsurance premiums receivable are the amounts owed to us from the fronting carrier for reinsurance premiums and are recorded in reinsurance recoverable and receivable on the consolidated balance sheets. Unaffiliated reinsurance premiums receivable was $83.6 million and $59.2 million as of December 31, 2024 and 2023, respectively.

Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, certain premiums billed may not be collected, for which we establish an allowance for expected credit losses based primarily on an analysis of historical collection experience, adjusted for current economic conditions. Allowance for credit losses was $9.8 million and $4.0 million as of December 31, 2024 and 2023, respectively, on the consolidated balance sheets. A policy is considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized bad debt expense of $34.1 million, $12.5 million and $17.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Other Income—Other income is primarily comprised of revenue earned from distributing website and mobile application policy inquiry leads in geographies where we do not have a presence, recognized when we generate the lead.
Sales and Marketing—Sales and marketing includes expenses related to direct performance marketing, channel media, advertising, sponsorship, experimental marketing, referral fees and certain non-commission expenses related to the partnership channel. These expenses also include related salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, and overhead allocated based on headcount, or Overhead, related to our brand strategy, creative and business development activities and certain data science activities. We incur sales and marketing expenses for all product offerings. Sales and marketing costs are expensed as incurred.
Other Insurance Expense (Benefit)—Other insurance expense (benefit) includes report costs and any refunds related to these expenses, commission expenses related to our partnership channel, premium taxes which includes low income housing tax credits to offset certain state premium taxes, credit card and policy processing expenses, premium write-offs, insurance license expenses, certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, and Personnel Costs and Overhead related to actuarial and certain data science activities. We amortize a portion of our deferred policy acquisition costs including certain commissions related to our partnership channel, premium taxes and report costs related to the successful acquisition of a policy. Tax credits are recognized when utilized. Other insurance expense (benefit) is expensed as incurred, except for costs related to deferred policy acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. Certain warrant compensation expense is recognized on a pro-rata basis considering progress toward achieving milestones for policies originated through the Integrated Platform as defined under the Carvana commercial agreement.
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
Deferred Policy Acquisition Costs—Acquisition costs consist primarily of premium taxes, certain marketing costs and underwriting expenses, and commission expenses related to our partnership channel, net of ceding commissions, related to the successful acquisition of new or renewal business. They are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of acquisition costs based on quota share percentage is recorded as an offset to the gross deferred policy acquisition costs. Any portion of the ceding commission that exceeds the acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned. Deferred policy acquisition costs, net of accumulated amortization, was $29.3 million and $18.0 million as of December 31, 2024 and 2023, respectively. We amortized deferred policy acquisition costs of $35.7 million, $35.1 million and $22.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Loss and Loss Adjustment Expense and Reserves—Loss and LAE include the costs incurred for claims, payments made and estimated future payments to be made to or on behalf of our policyholders, including expenses needed to adjust or settle claims, net of amounts ceded to reinsurers. Loss and LAE reserves include an amount determined using adjuster determined case-base estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and LAE. These reserves are a liability established to cover the estimated ultimate cost to settle insured losses. The estimation of the liability for loss and LAE reserves is complex and includes subjective considerations and management’s judgement. The actuarial methods to determine unpaid loss estimates consider loss trends, contract interpretation, mix of business, regulatory environment, economic conditions, inflation and other risk factors impacting claims settlement. The method used to estimate unpaid LAE liability is based on claims transaction data, including the relative cost of adjusting and settling a range of claim types from express material damage claims to more complex injury cases. There is considerable uncertainty associated with the actuarial estimates, and therefore no assurance can be made that the ultimate unpaid claim liability will not vary materially from such estimates. These loss estimates are continually reviewed by management and adjusted as necessary, with adjustments included in the period determined and recorded in loss and LAE in our consolidated statements of operations and comprehensive income (loss). As such, loss and LAE reserves represent management’s best estimate of the ultimate liability related to reported and unreported claims.
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

Reinsurance—In the ordinary course of business, we cede and retrocede a portion of our business written and assumed, respectively, to reinsurers to limit the maximum net loss potential arising from large risks and catastrophes. These arrangements, known as treaties, provide for reinsurance coverage on quota-share and excess-of-loss basis. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance. Although the ceding of reinsurance does not discharge us from our primary liability to the policyholder, the insurance company that assumes the coverage assumes the related liability. Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more or less of our business in the future. Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums earned and are recognized over the remaining policy period based on the reinsurance protection provided. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums asset in the accompanying consolidated balance sheets and as reduction of unearned premiums in Note 6, “Reinsurance.” Ceding commissions received in connection with reinsurance ceded have been accounted for as a reduction of other insurance expense (benefit) in the consolidated statements of operations and comprehensive income (loss).
Some of our reinsurance agreements provide for adjustment of amount of coverage based on loss experience. We recognize the asset or liability arising from these adjustable features in the period the adjustment occurs, which is calculated based on experience to date under the agreement.
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable for such defaulted amounts. We evaluate and monitor the financial condition associated with our reinsurers in order to minimize our exposure to significant losses from reinsurer insolvencies. We obtain our reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. To recognize this risk of credit loss, we have established an allowance for credit losses based on the probability of default and the expected loss given default as influenced by factors such as the reinsurer’s credit rating and average life of our reinsurance recoverables. Allowance for credit losses was $0.1 million and $1.8 million as of December 31, 2024 and 2023, respectively.
Income Taxes—For the 2024 tax year, we will file a consolidated federal income tax return with Caret Holdings, Inc., Root Insurance Company, Root Property & Casualty, Root Lone Star Insurance Agency, Inc. and Root Reinsurance Company, Ltd. The consolidated return also includes Root Insurance Agency, LLC, Root Enterprise, LLC, and Root Scout, LLC, which are disregarded entities under Caret Holdings, Inc. for federal income tax purposes.
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
Deferred tax assets are recognized as allowed under ASC 740, Income Taxes. We establish a valuation allowance when there is more likely than not insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. A valuation allowance of $345.9 million and $356.4 million was established as of December 31, 2024 and 2023, respectively. Further details are discussed in Note 9, “Income Taxes.”

We recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority. Interest and penalties on our reserve for uncertain tax positions are recognized as a component of tax expense. As of December 31, 2024 and 2023, we did not have any unrecognized tax benefits for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.
The Inflation Reduction Act of 2022 includes a corporate alternative minimum tax, or CAMT, which generally imposes a 15% minimum tax on the adjusted financial statement income, or AFSI, of large corporations whose three year average annual AFSI exceeds $1.0 billion, or applicable corporations, applies for tax years beginning after December 31, 2022. For the year ended December 31, 2024, we nor our subsidiaries had a three year average annual AFSI exceeding $1.0 billion. As such, we are not an applicable corporation nor subject to CAMT as of December 31, 2024.
Internally Developed Software—We review our software development activity and capitalize costs during the application development phase under ASC 350-40, Internal-Use Software. These costs are amortized on a straight-line basis over a five-year period. Internally developed software costs are assessed for impairment at least quarterly, which also ensures that the assets are still in service. If there are assets identified as no longer in use, the remaining unamortized costs will be fully amortized. We amortized internally developed software of $8.6 million, $6.3 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The capitalized cost and accumulated amortization of internally developed software in other assets in our consolidated balance sheets at December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
	(dollars in millions)
Internally developed software	$50.0	$38.5
Accumulated amortization	(28.0)	(19.3)
Internally developed software, net	$22.0	$19.2
Fixed Assets—Fixed Assets are carried at cost, net of accumulated depreciation. We capitalize purchases of certain fixed assets, including computers, furniture, and leasehold improvements. Depreciation on computers and furniture is recognized on a straight-line basis over a useful life of three years and five years, respectively. Depreciation on leasehold improvements is recognized on a straight-line basis over the shorter of their useful life or the life of the lease. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $1.0 million, $1.5 million and $2.1 million, respectively. The capitalized cost and accumulated depreciation of fixed assets in other assets in our consolidated balance sheets at December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
	(dollars in millions)
Computers	$6.0	$5.9
Furniture	2.6	2.6
Leasehold improvements	7.2	7.6
Total fixed assets, at cost	15.8	16.1
Accumulated depreciation	(14.0)	(13.3)
Fixed assets, net	$1.8	$2.8

Employee Share-Based Compensation—We award share-based compensation to our officers, directors, employees, and have also in the past awarded to certain advisors, through approval from the Compensation Committee of the board of directors. These awards have been made in the forms of stock options, service-based restricted stock units, or RSUs, market-based restricted stock units, or MRSUs, performance-based restricted stock units, or PRSUs, and restricted stock.
Share-based compensation expense is recognized based on the grant date fair value of the awards, which is determined using the Black-Scholes Merton, or BSM, option-pricing model. The BSM option pricing model requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the options (generally ten years from grant date), the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield.
We recognize forfeitures as they occur, which generally results in the reversal of previously recognized expense for nonvested awards. In the event of an involuntary termination that results in the cancellation of an award, the remaining unrecognized compensation cost for the entire award is recognized in the period of cancellation. If the award is cancelled and concurrently replaced upon termination, it follows modification accounting, typically as a Type III improbable-to-probable modification whereby it is effectively treated as a forfeiture and new grant as of the date of termination. For performance-based awards, expense is not recognized until it is probable that the performance condition(s) will be met. If a performance condition is improbable but later becomes probable of achievement, a catch up of expense will be recorded as if the award had been vesting on a ratable basis from the grant date. If a performance condition is not achieved or becomes improbable of achievement, the respective cumulative compensation cost is reversed. For market-based awards, if the market condition(s) are never achieved before the expiration date, but the service condition is met, the respective compensation costs remain recognized.
Stock options generally vested over four years, with 25% cliff vesting after one year and approximately 2% vesting each month over three years thereafter. RSUs generally vest over two or four years. For our awards vesting over two years, 50% cliff vests after one year and the remainder vest in equal quarterly installments over the following year. For our awards vesting over four years, 25% cliff vests after one year and the remainder vest in equal quarterly or monthly installments over three years thereafter. Certain other RSUs fully vest after one year. We generally recognize share-based compensation expense ratably over the respective vesting period.
PRSUs are expected to vest over an explicit service period of two to three years after the performance period and are dependent upon the fulfillment of both a service condition and the achievement of certain adjusted EBITDA and new writings goals during the performance period. The actual number of PRSUs earned can vary from zero to 200% of the target depending on goal achievement relative to the adjusted EBITDA and new writings goal matrix. The performance period begins on January 1, 2025 and ends on December 31, 2025. For our awards vesting over three years, 25% vests on the Compensation Committee certification date, expected to be in February 2026, and 25% vests annually over approximately three years thereafter. For our awards vesting over two years, 33% vests on the Compensation Committee certification date and approximately 8% vests quarterly over approximately two years thereafter.
The PRSU compensation expense is recognized based on the grant date fair value of the award, which was determined using the Company’s closing stock price as of the grant date. The expense is recognized ratably over the requisite service period. We assess the probability of the award vesting based on the performance conditions on a quarterly basis.

MRSUs are expected to vest over a derived service period of one to four years and are dependent upon the fulfillment of both a service condition and the achievement of stock-price goals during the performance period, with the latter being classified as a market condition according to ASC 718, Stock Compensation. The service condition with respect to the first tranche of MRSUs was met on April 1, 2024 and the remaining three tranches of MRSUs will be met in installments on each of the subsequent three anniversaries of that date, or Vesting Date Requirement, subject to the individual’s continued service through such dates. Stock price goals must be met on or after the respective tranche’s Vesting Date Requirement and are based on the average closing price per share of our Class A common stock over a consecutive 45-day trading period. Any tranche of MRSUs with respect to which the stock price goal has not been met as of April 1, 2028 (the final day of the performance period) will be forfeited as of such date.
The MRSU compensation expense is recognized based on the grant date fair value of the award, which was determined by simulating Root’s stock prices using a Monte Carlo simulation in a risk-neutral framework, assuming a Geometric Brownian Motion. The simulation is repeated 100,000 times, and the average of the discounted values for each tranche is the grant date fair value for that tranche. The median time to vest is the derived service period.
Employing a Monte Carlo simulation requires a range of inputs for each uncertain variable, and establishing linkage between the assumptions, if necessary. Inputs and assumptions used in our analysis included our stock price at grant date, exercise prices, the term of the MRSUs, equity volatility, risk-free rate and dividend yield. Equity volatility was derived using a blended volatility assumption of 50% weight on Root’s historical volatility calculated from daily stock returns since IPO to the grant date and a 50% weight based on Root’s term matched simple average peer volatility as of the valuation date because our company-specific volatility is not sufficient by itself at the time of grant.
MRSU expense is recognized via a graded vesting method over the derived service period. In the event that both the service condition and market condition are met earlier, expense would be accelerated.
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
For additional information refer to Note 12, “Share-Based Compensation.”
Earnings (Loss) Per Share—Earnings (loss) per share, or EPS, results are a key indicator of the overall performance relative to each share of our outstanding common stock. Basic earnings per share is calculated using the two-step method. Undistributed earnings are allocated to participating securities based on the extent to which each class may share in earnings as if all the earnings for the period have been distributed. Basic earnings per share is calculated by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Common shares, when contingencies, such as vesting requirements, exist and have not been satisfied, are excluded from basic earnings per share.
Our shares of Class A and Class B common stock are entitled to the same liquidation and dividend rights and therefore earnings are allocated equally. Our redeemable convertible preferred stock and nonvested shares subject to repurchase are considered to be participating securities because they participate in dividends that are non-forfeitable and distributions with common stock.
Diluted EPS for both Class A and Class B common stock includes all the components of basic EPS, plus the dilutive effect of common stock equivalents, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. The dilutive effect of stock options, nonvested shares subject to repurchase, RSUs, PRSUs, MRSUs, and warrants are calculated using the treasury stock method. The dilutive effect of redeemable convertible preferred stock is calculated using the if-converted method.
For periods in which we operate at a loss, the conversion of common stock equivalents would increase the denominator of the diluted earnings per share calculation and create a lower loss per share. Therefore, these common stock equivalents are considered antidilutive and diluted EPS is equal to basic EPS. Participating securities do not participate in losses and therefore are not allocated in the two-class method. Further details are discussed in Note 15, “Loss Per Share.”
Reclassification—Certain prior-year amounts have been reclassified for comparability with the current year presentation. These reclassifications did not have a material impact on the consolidated financial statements and Notes to Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements—In November 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07. This ASU looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition. It also requires all annual disclosures about a reportable segments’ profit or loss and assets to be reported on an interim basis. Although we operate in only one reporting segment, we are still required to provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280. We adopted ASU 2023-07 on December 31, 2024 and the adoption did not have a material impact on the Notes to Consolidated Financial Statements, as noted above.
Recently Issued Financial Accounting Standards Not Yet Adopted—In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU looks to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The main provisions require a company to disclose in the notes to the financial statements the amounts of employee compensation, depreciation, intangible asset amortization and certain other costs and expenses included in each relevant expense caption and include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements. It also requires a company to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
This ASU is to be applied on a prospective basis with an effective date for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this ASU.
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
This ASU is to be applied on a prospective basis with an effective date for all public entities for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU only requires additional disclosure, will not have an impact on our results of operations or financial condition, and is not expected to have a material impact on the Notes to Consolidated Financial Statements.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at December 31, 2024 and 2023 are as follows:

	2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$46.5	$—	$—	$(0.3)	$46.2
Municipal securities	23.9	—	0.1	(0.5)	23.5
Corporate debt securities	106.6	—	0.3	(1.2)	105.7
Asset-backed securities	117.3	—	0.4	(1.1)	116.6
Total fixed maturities	294.3	—	0.8	(3.1)	292.0
Short-term investments	14.8	—	—	—	14.8
Total	$309.1	$—	$0.8	$(3.1)	$306.8

	2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$14.6	$—	$0.1	$(0.1)	$14.6
Municipal securities	24.8	—	0.1	(0.8)	24.1
Corporate debt securities	66.3	—	0.2	(1.3)	65.2
Asset-backed securities	62.7	—	0.3	(1.0)	62.0
Total fixed maturities	168.4	—	0.7	(3.2)	165.9
Short-term investments	0.9	—	—	—	0.9
Total	$169.3	$—	$0.7	$(3.2)	$166.8

Management reviewed the available-for-sale fixed maturity securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of December 31, 2024 and 2023. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the available-for-sale fixed maturity securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of December 31, 2024 and 2023.
The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023:

	2024
	Less than 12 Months			12 Months or More		Total
	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$26.4		$(0.3)	$1.8	$—	$28.2	$(0.3)
Municipal securities	7.1		(0.1)	10.4	(0.4)	17.5	(0.5)
Corporate debt securities	49.5		(0.6)	21.1	(0.6)	70.6	(1.2)
Asset-backed securities	53.6		(0.6)	10.6	(0.5)	64.2	(1.1)
Total fixed maturities	136.6		(1.6)	43.9	(1.5)	180.5	(3.1)
Short-term investments	6.4		—	—	—	6.4	—
Total	$143.0		$(1.6)	$43.9	$(1.5)	$186.9	$(3.1)

	2023
	Less than 12 Months			12 Months or More		Total
	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$1.7	$—	$—	$2.4	$(0.1)	$4.1	$(0.1)
Municipal securities	3.1		—	15.1	(0.8)	18.2	(0.8)
Corporate debt securities	13.4		—	35.1	(1.3)	48.5	(1.3)
Asset-backed securities	17.6		(0.1)	19.7	(0.9)	37.3	(1.0)
Total fixed maturities	35.8		(0.1)	72.3	(3.1)	108.1	(3.2)
Short-term investments	0.3		—	—	—	0.3	—
Total	$36.1		$(0.1)	$72.3	$(3.1)	$108.4	$(3.2)
Other Investments
As of December 31, 2024 and 2023, other investments related to our private equity investments were $4.4 million. There were no realized gains or losses for the years ended December 31, 2024 and 2023. We recognized $1.2 million of realized gains in 2022 related to the sale of one of our private equity investments, which was recorded within net realized gains on investments in our consolidated statements of operations and comprehensive income (loss). There were no unrealized gains and losses or impairment losses recognized on private equity investments for the years ended December 31, 2024, 2023 and 2022.

The following table reflects the gross and net realized gains and losses on short-term investments, available-for-sale fixed maturities and other investments that have been included in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Realized gains on investments	$—	$—	$1.2
Realized losses on investments	—	—	(0.7)
Net realized gains on investments	$—	$—	$0.5
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at December 31, 2024:

	2024
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$46.3	$46.1
Due after one year through five years	190.4	189.1
Due five years through 10 years	34.6	34.2
Due after 10 years	37.8	37.4
Total	$309.1	$306.8
The following table sets forth the components of net investment income for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Interest on fixed maturities and short-term investments	$9.6	$4.8	$2.4
Interest on cash and cash equivalents	31.9	28.0	5.7
Total	41.5	32.8	8.1
Investment expense	(5.6)	(2.6)	(1.9)
Net investment income	$35.9	$30.2	$6.2

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at December 31, 2024 and 2023:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$75.2	$74.8	24.4%
AA+, AA, AA-, A-1+	146.0	145.0	47.3
A+, A, A-	67.8	67.1	21.9
BBB+, BBB, BBB-	20.1	19.9	6.4
Total	$309.1	$306.8	100.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$53.0	$52.1	31.2%
AA+, AA, AA-, A-1+	59.4	58.8	35.3
A+, A, A-	42.1	41.2	24.7
BBB+, BBB, BBB-	14.8	14.7	8.8
Total	$169.3	$166.8	100.0%
Pursuant to certain regulatory requirements, we are required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in available-for-sale fixed maturity securities on the consolidated balance sheets. As of December 31, 2024 and 2023, these required deposits had an amortized cost of $15.8 million and $9.5 million, respectively, and fair value of $15.6 million and $9.4 million, respectively.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of December 31, 2024 and 2023:

	2024
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$46.2	$—	$—	$46.2
Municipal securities	—	23.5	—	23.5
Corporate debt securities	—	105.7	—	105.7
Asset-backed securities	—	116.6	—	116.6
Total fixed maturities	46.2	245.8	—	292.0
Short-term investments	11.8	3.0	—	14.8
Cash equivalents	342.4	—	—	342.4
Total assets at fair value	$400.4	$248.8	$—	$649.2

	2023
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$13.3	$1.3	$—	$14.6
Municipal securities	—	24.1	—	24.1
Corporate debt securities	—	65.2	—	65.2
Asset-backed securities	—	62.0	—	62.0
Total fixed maturities	13.3	152.6	—	165.9
Short-term investments	0.9	—	—	0.9
Cash equivalents	439.6	—	—	439.6
Total assets at fair value	$453.8	$152.6	$—	$606.4
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

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt as of December 31, 2024 was classified within Level 2 of the fair value hierarchy. The fair value was based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of December 31, 2024 and 2023, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of December 31, 2024	Estimated Fair Value as of December 31, 2024	Carrying Amount as of December 31, 2023	Estimated Fair Value as of December 31, 2023
	(dollars in millions)
Long-term debt	$200.1	$204.9	$299.0	$305.2
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	2024	2023	2022
	(dollars in millions)
Gross loss and LAE reserves, January 1	$284.2	$287.4	$320.2
Reinsurance recoverable on unpaid losses	(43.8)	(76.4)	(79.5)
Net loss and LAE reserves, January 1	240.4	211.0	240.7
Net incurred loss and LAE related to:
Current year	752.4	338.3	348.1
Prior years	(19.4)	(7.0)	2.9
Total incurred	733.0	331.3	351.0
Net paid loss and LAE related to:
Current year	443.0	165.9	215.6
Prior years	165.2	136.0	165.1
Total paid	608.2	301.9	380.7
Net loss and LAE reserves, December 31	365.2	240.4	211.0
Plus reinsurance recoverable on unpaid losses	48.0	43.8	76.4
Gross loss and LAE reserves, December 31	$413.2	$284.2	$287.4
The decrease to incurred losses for prior accident years in 2024 of $19.4 million was primarily driven by lower-than-expected reported losses and LAE from accident year 2023 related to liability and physical damage coverages.
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

The following table shows incurred and paid losses and allocated loss adjustment expenses, or ALAE, development by accident year for private passenger auto and renters in aggregate, cumulative claim frequency is defined as the number of reported claims at the claim level which includes reported claims that do not result in a liability:

Incurred Losses and ALAE—Net of Reinsurance
Accident Year	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024	IBNR	Reported Claims(1)
	(dollars in millions)
2018	$42.3	$48.3	$49.6	$48.7	$48.3	$48.5	$48.6	$0.2	18,117
2019		287.3	306.3	304.7	306.0	305.9	306.4	1.0	90,208
2020			295.9	287.7	286.2	286.8	287.1	1.3	117,479
2021				341.6	348.1	349.6	348.6	3.4	152,470
2022					296.0	288.4	286.0	4.9	119,397
2023						291.2	276.5	14.8	87,526
2024							667.2	182.9	135,934
Total							$2,220.4	$208.5	721,131

Cumulative Paid Losses and ALAE—Net of Reinsurance
Accident Year	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024
	(dollars in millions)
2018	$20.6	$44.6	$48.1	$48.1	$47.7	$48.0	$48.1
2019		177.0	277.7	296.2	302.1	304.5	305.4
2020			182.0	238.5	269.9	280.9	284.6
2021				179.4	294.6	332.3	342.5
2022					175.3	248.3	274.7
2023						133.9	245.2
2024							387.5
Total							1,888.0
Loss and ALAE reserves—net of reinsurance							$332.4
_______________
(1) Reported by claim event.
The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and ALAE reserves, with separate disclosure of unallocated LAE, or ULAE, and reinsurance recoverable on unpaid losses for the years ended December 31:

	2024	2023
	(dollars in millions)
Loss and ALAE reserves—net of reinsurance	$332.4	$222.5
ULAE reserves—net of reinsurance	32.8	17.9
Reinsurance recoverables on unpaid losses	48.0	43.8
Total loss and LAE reserves—gross of reinsurance	$413.2	$284.2

The following table sets forth the historical average annual percentage payout of incurred losses and ALAE (claims duration), net of reinsurance, as of December 31, 2024:

Year	1	2	3	4	5	6	7
Incremental paid(1)	54.7%	33.5%	8.8%	2.2%	0.4%	0.5%	0.2%
_______________
(1) Supplemental information and unaudited.
6.REINSURANCE
The following table reflects amounts affecting the consolidated balance sheets and statements of operations and comprehensive income (loss) for reinsurance as of and for the years ended December 31:

	2024	2023	2022
	(dollars in millions)
Loss and LAE reserves:
Direct	$341.7	$253.4	$269.3
Assumed	71.5	30.8	18.1
Ceded	(48.0)	(43.8)	(76.4)
Net loss and LAE reserves	$365.2	$240.4	$211.0
Unearned premiums:
Direct	$289.2	$235.4	$125.8
Assumed	64.7	48.3	10.7
Ceded	(25.1)	(48.2)	(74.2)
Net unearned premiums	$328.8	$235.5	$62.3
Premiums written:
Direct	$1,064.6	$674.6	$556.8
Assumed	236.5	108.5	43.2
Ceded	(137.0)	(209.9)	(331.2)
Net premiums written	$1,164.1	$573.2	$268.8
Premiums earned:
Direct	$1,010.8	$564.9	$601.6
Assumed	220.2	70.9	42.0
Ceded	(160.1)	(235.9)	(357.7)
Net premiums earned	$1,070.9	$399.9	$285.9
Losses and LAE incurred:
Direct	$673.5	$424.1	$549.8
Assumed	157.2	51.7	44.9
Ceded	(97.7)	(144.5)	(243.7)
Net losses and LAE incurred	$733.0	$331.3	$351.0
During 2023, we commuted certain agreements with our reinsurers, which resulted in $0.7 million of loss and loss adjustment expenses and a $4.6 million expense of other insurance expense (benefit), respectively, on the consolidated statements of operations and comprehensive income (loss). A portion of the loss and loss adjustment expenses is related to an allowance for credit losses of $1.7 million that was established due to a commutation with one of our reinsurers as of December 31, 2023. During 2024, we recovered $0.5 million from this previously commuted reinsurer and relieved the remaining reinsurance recoverable and related allowance for credit losses.

Additionally, in connection with the commutation of certain agreements with reinsurers during 2023, we received cash and cash equivalents and released collateral balances held of $27.1 million, reinsurance recoverable and receivable decreased by $35.1 million, prepaid reinsurance premiums were reduced by $34.6 million and reinsurance premiums payable decreased by $37.3 million. There were no commutations during 2024.
If our reinsurance was cancelled at December 31, 2024 and 2023, the maximum amount of return ceded commissions due with the return of unearned premiums would have been $4.4 million and $12.3 million, respectively. Our reinsurance recoverable on unpaid losses gross of the provision for loss corridor, loss ratio caps and allowance for credit losses was $53.8 million and $65.6 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, a provision for loss corridor of $5.0 million and $19.4 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.
7.LONG-TERM DEBT
In January 2022, we entered into our $300.0 million five-year term loan, or Term Loan, with the full principal amount originally due and payable upon maturity on January 27, 2027. Interest was payable quarterly and determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus 9.0%. As part of the loan agreement, we issued warrants to the lender to purchase approximately 0.3 million shares of our Class A common stock at a strike price of $162.00 per share, or Tranche 1 Warrants.
In September 2024, we entered into the first amendment to the Term Loan, which, among other things, provides greater flexibility for investments in future insurance subsidiaries. In October 2024, we entered into the second amendment to the Term Loan, or Amended Term Loan, that resulted in extinguishment of $237.1 million of the Term Loan, modification of $62.9 million of the Term Loan, and new borrowings of $137.1 million from new BlackRock participation. The resulting principal amount under the Amended Term Loan is $200.0 million and has a maturity date of October 29, 2030. Interest is payable quarterly and is determined on a floating interest rate calculated on SOFR, with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00%, based upon the debt-to-capital ratio payable quarterly.
The Amended Term Loan contains debt covenants that require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $50.0 million at all times, direct contribution margin on a rolling twelve months to be at least 20% at the end of each fiscal quarter and the surplus of our insurance and Cayman subsidiaries to be at least $125.0 million at the end of each fiscal quarter.
Additionally, in connection with the Amended Term Loan, a new expiration date was established for the Tranche 1 Warrants of January 26, 2027.
In connection with the Amended Term Loan, during the fourth quarter of 2024, we recognized a loss on extinguishment of debt of $5.4 million and we incurred $2.4 million of debt discount and issuance costs related to the new borrowings, which were capitalized and will be amortized over the life of the Amended Term Loan.
The Amended Term Loan can be repaid at any time through the maturity date as long as we provide at least three business days written notice and pay a prepayment premium of 2.00% applicable between October 29, 2024 to October 28, 2025, 1.00% applicable between October 29, 2025 to October 25, 2026, and no prepayment premium thereafter.
The following summarizes the carrying value of long-term debt and warrants as of December 31, 2024 and 2023:

	2024	2023
	(dollars in millions)
Principal balance	$200.0	$300.0
Accrued interest payable	3.8	7.9
Unamortized discount and debt issuance costs and warrants	(3.7)	(8.9)
Total	$200.1	$299.0

8.LEASES
We have operating leases for offices that primarily support our claims and customer service, engineering, and corporate functions. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The following table summarizes supplemental balance sheets information related to leases at December 31, 2024 and 2023:

	2024	2023
	(dollars in millions)
Operating leases:
Operating lease liabilities	$6.0	$8.2
Operating lease right-of-use assets	$2.6	$3.5
Operating lease liabilities are included in other liabilities and operating lease right-of-use assets are included in other assets in our consolidated balance sheets.
Operating lease expense, variable lease expense and short-term lease expense recognized during the years ended December 31, 2024, 2023 and 2022 were immaterial.
Supplemental cash flow information for the years ended December 31, 2024, 2023 and 2022 are as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Operating cash flows paid for amounts included in the measurement of lease liabilities	$3.0	$3.2	$3.9
We also sublease certain office space, resulting in sublease income. Sublease income and the related assets and cash flows are not material to our consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022. Sublease income is recognized as a reduction to operating lease expense in our consolidated statements of operations and comprehensive income (loss).
The weighted average remaining lease term and weighted average operating lease discount rate, as of December 31, 2024 and 2023 are as follows:

	2024	2023
Weighted average of remaining operating lease term (years)	3.1	3.8
Weighted average operating lease discount rate	11.8%	11.8%

Future lease payments as of December 31, 2024 were as follows:

Operating Leases
(dollars in millions)
2025	$2.2
2026	2.3
2027	2.4
2028	0.2
2029 and thereafter	—
Total future lease payments	7.1
Less: imputed interest	(1.1)
Total lease liabilities	$6.0

9.INCOME TAXES
The following table displays income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022:

For the Years Ended December 31,
	2024	2023	2022
(dollars in millions)
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$—	$—	$—
The income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2024, 2023 and 2022 to pretax income as a result of the following:

	2024		2023		2022
	(dollars in millions)
Income (loss) before income taxes	$30.9		$(147.4)		$(297.7)
Statutory U.S. federal income tax benefit	6.5	21.0%	(30.9)	21.0%	(62.5)	21.0%
Valuation allowance on deferred tax assets	(10.5)	(34.0)	34.9	(23.7)	65.8	(22.1)
Share-based compensation	(6.0)	(19.4)	5.5	(3.7)	4.9	(1.6)
Nondeductible compensation	2.9	9.4	1.2	(0.8)	1.3	(0.4)
Return to provision permanent adjustments	—	—	—	—	(3.5)	1.2
State net operating loss	7.9	25.6	(10.5)	7.1	(7.1)	2.4
Other	(0.8)	(2.6)	(0.2)	0.1	1.1	(0.5)
Income tax expense (benefit)	$—	—%	$—	—%	$—	—%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023:

	2024	2023
	(dollars in millions)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$3.3	$2.1
Unearned premium reserves	14.2	10.0
Disallowed interest carryforward	20.8	19.4
Deferred compensation	8.2	7.3
Stock and warrant compensation	12.0	10.2
Other	5.1	6.0
State net operating loss carryforward	20.0	27.9
Net operating loss carryforward	271.6	280.6
Gross deferred assets	355.2	363.5
Less valuation allowance	(345.9)	(356.4)
Total deferred tax assets, less valuation allowance	9.3	7.1
Deferred tax liabilities:
Research and experimental expenditures	0.2	1.1
Fixed assets	0.4	0.7
Deferred policy acquisition costs	6.7	3.8
Intangible assets	0.6	0.4
Investments	0.9	1.0
Other	0.5	0.1
Deferred tax liabilities	9.3	7.1
Net deferred tax asset	$—	$—
The above amounts were calculated in accordance with ASC 740, Income Taxes. The application of ASC 740 requires a company to evaluate the recoverability of deferred tax assets and to establish a valuation allowance if necessary to reduce the carrying value of the deferred tax asset to an amount which is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we include many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) the timing of expected reversal; (4) taxable income in prior carry back years as well as projected taxable earnings exclusive of reversing temporary differences and carry forwards; (5) the length of time that carryovers can be used; (6) unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit expiring unused. Although lack of realization is not assured, we believe it is more likely than not that the deferred tax assets will not be realized. As such, a valuation allowance of $345.9 million has been established. The valuation allowance decreased by $10.5 million primarily due to our net operating income for the year ended December 31, 2024.

The following table sets forth carryforwards related to NOLs and tax credits:

	Carryforward with Expiration	Carryforward Indefinitely	Total	Years of Expiration
	(dollars in millions)
Federal	$622.8	$669.5	$1,292.3	2038 - 2043
State (gross, apportioned)	291.2	68.9	360.1	2024 - 2043
Research and development credits	0.9	—	0.9	2036 - 2038
Total	$914.9	$738.4	$1,653.3

We file a consolidated federal income tax return and certain state income tax returns. Tax years 2021 and forward are still open to U.S. federal examinations. The federal statute of limitations is generally three years. With some exceptions, the statute of limitations for state income and franchise tax returns remains open for tax years 2018 and forward. There are currently no tax years under examination.
10.RESTRUCTURING COSTS
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
As of December 31, 2024, we do not expect to incur any additional material expenditures in future periods related to restructuring actions that have occurred.
The following table displays restructuring costs recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,			Cumulative Incurred Through December 31, 2024
	2024	2023	2022
	(dollars in millions)
Restructuring costs:
Employee costs	$0.1	$7.7	$15.5	$23.3
Real estate exit costs	0.1	—	2.1	2.2
Other costs	—	3.5	1.0	4.5
Total restructuring costs	$0.2	$11.2	$18.6	$30.0

The following table displays a rollforward of the accrual for restructuring costs recorded in accounts payable and accrued expenses on the consolidated balance sheets:

	Employee costs	Other costs	Total liability
	(dollars in millions)
Restructuring liability as of December 31, 2022	$3.1	$0.1	$3.2
Expense incurred	7.3	3.4	10.7
Payments	(2.1)	(3.5)	(5.6)
Restructuring liability as of December 31, 2023	8.3	—	8.3
Expense incurred	0.1	—	0.1
Payments	(8.4)	—	(8.4)
Restructuring liability as of December 31, 2024	$—	$—	$—

11.CAPITAL STOCK
As of December 31, 2024, our total authorized shares consist of 1.0 billion shares of Class A common stock, 269.0 million shares of Class B common stock, and 100.0 million shares of preferred stock.
In October 2021, we issued redeemable convertible preferred stock to Carvana pursuant to the Investment Agreement. We received $126.5 million of gross proceeds from the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Preferred Stock, which have a redemption value of $126.5 million, and issued Carvana eight tranches of warrants to purchase shares of the Company’s Class A common stock. Further details on the warrants are discussed in Note 12, “Share-Based Compensation.” In connection with the Investment Agreement, we incurred issuance costs of $19.6 million. We allocated the issuance costs between the preferred stock and the warrants based on their relative fair values. As of December 31, 2024, issuance costs were recognized in our consolidated balance sheets as follows: $14.5 million as contra-redeemable convertible preferred stock; and $5.1 million as contra-additional paid-in capital. The carrying value of our preferred stock was $112.0 million as of December 31, 2024.
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
Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time, or from time to time, into shares of Class A common stock at a conversion rate equal to the liquidation preference divided by the conversion price. As of December 31, 2024, the conversion price was $162.00 per share and the Series A Preferred Stock was convertible into 0.8 million shares of Class A common stock. To the extent that such conversion would cause the holder to hold in excess of 9.9% of the voting stock, such conversion would be subject to approval from the Ohio Director of Insurance.
Redemption and Balance Sheet Classification—The redeemable convertible preferred stock is classified as mezzanine equity because while it is not mandatorily redeemable, it will become convertible or redeemable at the option of the preferred stockholder in connection with any change of control of the Company, which is considered not solely within our control.
12.SHARE-BASED COMPENSATION
Warrants
As part of the Investment Agreement discussed in Note 11, “Capital Stock,” we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants.” However, the exercisability of certain tranches are subject to Carvana’s decision to exercise certain other tranches. If Carvana exercises short-term tranches, then long-term tranche 1 warrants are cancelled and the remaining long-term tranches would be reduced such that Carvana will have the opportunity to purchase a maximum of 7.2 million shares of Class A common stock. The short-term and long-term warrants have expiration dates of September 1, 2025 and September 1, 2027, respectively. The following table provides other key terms of the warrants:

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
As of December 31, 2024, all of the short-term warrants have vested and all of the respective compensation cost has been recognized. While the short-term warrants are vested and outstanding, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. If, however, the short-term warrants expire unexercised during 2025, and at that time certain long-term warrants become probable of vesting, we would recognize a cumulative warrant expense catch-up in other insurance expense (benefit) considering progress toward achieving the long-term warrant policy origination milestones.
We recognized warrant compensation expense related to these equity-classified warrants based on progress toward completing the Integrated Platform and short-term warrant policies originating through the Integrated Platform. There were no exercises upon vesting and all warrants remain outstanding. All of these warrants are out-of-the-money and therefore have no intrinsic value as of December 31, 2024.
The following table displays warrant compensation expense recorded in the consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Warrant compensation expense:
Sales and marketing	$—	$—	$8.8
Other insurance expense (benefit)	3.8	17.4	5.7
Total warrant compensation expense	$3.8	$17.4	$14.5
2020 Equity Incentive Plan
We maintain an equity incentive plan, the 2020 Equity Incentive Plan, or the 2020 Plan, for the issuance and grant of equity awards (restricted stock, RSUs, PRSUs, MRSUs and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of December 31, 2024, the number of shares authorized under the 2020 Plan was 4.3 million shares of Class A common stock, inclusive of available shares previously reserved for issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, and subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. In addition, this reserve will automatically increase on January 1 of each year, which commenced on January 1, 2021 and will end on (and including) January 1, 2030, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31 of the preceding year. However, the board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock. The aggregate maximum number of shares of Class A common stock that may be issued pursuant to the exercise of incentive stock options is 6.7 million shares. As of December 31, 2024, the number of shares available for issuance under the 2020 Plan was 1.4 million.
In August 2022, our board of directors approved the First Amendment to our 2020 Employee Stock Purchase Plan, or ESPP. As of December 31, 2024, the number of shares authorized and available for issuance under the ESPP was 0.8 million shares. In addition, the number of shares reserved for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of capital stock outstanding on December 31 of the preceding year and (ii) 0.4 million shares of Class A common stock. Our board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock.
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

The following table displays employee share-based compensation expense recorded in the consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$1.9	$0.7	$0.7
Sales and marketing	0.7	0.3	0.8
Other insurance expense (benefit)	0.8	0.6	0.8
Technology and development	3.4	3.4	3.3
General and administrative	11.7	12.3	24.9
Total share-based compensation expense	$18.5	$17.3	$30.5
As of December 31, 2024, there was $0.5 million, $19.3 million, $1.1 million and $17.2 million of unrecognized compensation cost related to unvested stock options, RSUs, MRSUs and PRSUs, respectively. The remaining costs are expected to be recognized over a period of approximately two years for unvested stock options, three years for RSUs and MRSUs, and four years for PRSUs.
Service-Based Restricted Stock Units
A summary of RSU activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

Service-Based Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at December 31, 2021	0.5	$162.36	$27.4
Granted	1.1	31.34
Vested	(0.1)	135.25	3.3
Forfeited, expired or canceled	(0.4)	81.38
Nonvested at December 31, 2022	1.1	$51.81	$5.0
Granted	1.2	6.91
Vested	(0.6)	49.11	3.4
Forfeited, expired or canceled	(0.2)	51.90
Nonvested at December 31, 2023	1.5	$16.74	$16.2
Granted	0.3	50.55
Vested	(0.8)	18.34	40.5
Forfeited, expired or canceled	—	22.21
Nonvested at December 31, 2024	1.0	$25.89	$73.6

Performance-Based Restricted Stock Units
A summary of PRSU activity for the year ended December 31, 2024 is as follows:

Performance-Based Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at December 31, 2023	—	$—	$—
Granted	0.2	75.55
Vested	—	—	—
Forfeited, expired or canceled	—	—
Nonvested at December 31, 2024	0.2	$75.55	$17.6
Market-Based Restricted Stock Units
The fair value of the MRSUs is estimated on the date of grant using a Monte Carlo simulation with Geometric Brownian Motion that uses certain inputs, assumptions and estimates, as follows: expected term of approximately five years, based on the contractual term of the MRSUs; risk-free interest rate of 4.06%, based on U.S. Constant Maturity Yield Curve over a similar term; dividend rate of 0.0%, based on our historical and expected future dividend payouts; and volatility of 76%, and other factors.
A summary of MRSU activity for the years ended December 31, 2024 and 2023 is as follows:

Market-Based Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
	(in millions, except per share amounts)
Nonvested at December 31, 2022	—	$—	$—
Granted	0.4	5.91
Vested	—	—	—
Forfeited, expired or canceled	—	—
Nonvested at December 31, 2023	0.4	$5.91	$4.1
Granted	—	—
Vested	—	7.69	2.4
Forfeited, expired or canceled	—	—
Nonvested at December 31, 2024	0.4	$5.71	$25.5

Stock Options
A summary of option activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding at December 31, 2021	0.4	$42.48	6.12	$9.5
Granted	—	21.42
Exercised	(0.1)	6.60		$1.9
Forfeited, expired or canceled	(0.1)	83.89
Outstanding at December 31, 2022	0.2	$38.15	5.63	$0.2
Granted	—	8.94
Exercised	—	—		—
Forfeited, expired or canceled	(0.1)	44.88
Outstanding at December 31, 2023	0.1	$33.68	4.29	$0.5
Granted	—	—
Exercised	—	16.77		0.3
Forfeited, expired or canceled	—	90.82
Outstanding at December 31, 2024	0.1	$34.13	3.15	$6.7
A summary of total options outstanding and exercisable at December 31, 2024:

	Options Outstanding and Exercisable
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
	(in millions, except exercise price and term amounts)
Range of Exercise Prices:
$0.65 - $21.42	0.1	$5.04	2.60
$21.42 - $130.50	—	$68.50	4.33
$130.50 - $231.66	—	$148.88	3.55
The 2020 and 2015 Plans permit the optionee to early exercise options to obtain preferred tax treatment before the completion of the award’s requisite service or vesting period. If the employee terminates employment before the end of this period, the 2020 and 2015 Plans allow us to repurchase the shares, at our option, at the exercise price of the award. The repurchase feature is used to incentivize the employee to remain through the requisite service or vesting period to receive the full economic benefit of the award. As of December 31, 2024 and 2023, share repurchase obligations were immaterial to our consolidated financial statements.

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
The following table summarizes, by remaining maturity, future commitments related to other arrangements as of December 31, 2024:

Purchase Obligations
(dollars in millions)
2025	$17.6
2026	15.8
2027	3.3
2028	2.4
2029 and thereafter	1.0
Total	$40.1
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, we do not believe that we are party to any current or pending legal action that if concluded adversely could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On March 19, 2021, a purported class action complaint was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Southern District of Ohio (Case No. 2:21-cv-01197) on behalf of certain Root shareholders. The complaint alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, and of Sections 11 and 15 of the Securities Act in connection with and following the Company’s initial public offering. The complaint sought unspecified damages. The defendants’ motion to dismiss the claims set forth in the complaint was granted and the lawsuit was dismissed with prejudice on March 31, 2023, which dismissal was affirmed on April 29, 2024, by the U.S. Court of Appeals for the Sixth Circuit. The plaintiffs filed a petition for a writ of certiorari on August 28, 2024 with the U.S. Supreme Court, which defendants opposed. The plaintiffs moved to voluntarily dismiss the petition for writ of certiorari and the petition was dismissed on December 6, 2024.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.

14.OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Beginning balance	$(2.5)	$(5.8)	$0.4
Other comprehensive income (loss) before reclassifications	0.2	3.3	(6.9)
Net realized gains on investments reclassified from AOCI to net income (loss)	—	—	0.7
Other comprehensive income (loss)	0.2	3.3	(6.2)
Ending balance	$(2.3)	$(2.5)	$(5.8)

15.EARNINGS (LOSS) PER SHARE
The following table displays the computation of basic and diluted EPS for both Class A and Class B common stock for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Numerator:
Net income (loss)	$30.9	$(147.4)	$(297.7)
Less: Undistributed income allocated to participating securities	(1.7)	—	—
Net income (loss) attributable to common shareholders	29.2	(147.4)	(297.7)
Denominator:
Weighted-average common shares outstanding: basic (both Class A and B)	14.9	14.4	14.1
Effect of dilutive securities:
RSUs	0.8	—	—
Redeemable convertible preferred stock	0.8	—	—
MRSUs	0.3	—	—
Stock options	0.1	—	—
Weighted-average common shares outstanding: diluted (both Class A and B)	16.9	14.4	14.1
Earnings (loss) per common share (both Class A and B):
Basic	$1.96	$(10.24)	$(21.11)
Diluted	$1.83	$(10.24)	$(21.11)
For the years ended December 31, 2023 and 2022, we operated at a loss and therefore, the conversion of common stock equivalents would increase the denominator of the diluted EPS calculation and create a lower loss per share. Therefore, these common stock equivalents are considered anti-dilutive and diluted EPS is equal to basic EPS.

We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each year end, from the computation of diluted EPS attributable to common stockholders for the years indicated because including them would have had an anti-dilutive effect:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Options to purchase common stock	—	0.1	0.2
Nonvested shares subject to repurchase	—	0.1	0.1
RSUs	—	1.5	1.1
MRSUs		0.4	—
Redeemable convertible preferred stock (as converted to common stock)	—	0.8	0.8
Warrants to purchase common stock	7.5	7.7	7.7
Total	7.5	10.6	9.9
16.STATUTORY FINANCIAL INFORMATION
Root Insurance Company and Root Property & Casualty, or our insurance subsidiaries, are required to prepare statutory financial statements in conformity with the basis of accounting practices prescribed or permitted by the Ohio Department of Insurance. Ohio has adopted the National Association of Insurance Commissioners, or NAIC, Accounting Practices and Procedures Manual as the basis of their statutory accounting practices. Root Insurance Company and Root Property & Casualty’s statutory capital and surplus as of December 31, 2024 and 2023 and statutory net income (loss) for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2024	2023	2022	2024	2023
	(in millions)
Root Insurance Company	$37.6	$(44.4)	$(125.7)	$115.7	$60.1
Root Property & Casualty	5.9	(12.2)	(30.8)	33.3	21.3
Total	$43.5	$(56.6)	$(156.5)	$149.0	$81.4
The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio. These insurance laws require domestic insurance companies to notify the supervisory superintendent, commissioner and/or director to seek prior regulatory approval to pay a dividend or distribute cash or other property if the fair market value thereof, together with that of other dividends or distributions made in the preceding twelve months, exceeds the greater of (1) 10% of statutory-basis policyholders' surplus as of the prior December 31 or (2) the statutory-basis net income of the insurer as of the prior December 31. During the years ended December 31, 2024, 2023 and 2022, Root Insurance Company and Root Property & Casualty did not pay any dividends.
The insurance laws also require domestic insurers to seek prior regulatory approval for any dividend paid from other than earned surplus. Earned surplus is defined under the insurance laws as the amount equal to our unassigned funds as set forth in its most recent statutory financial statements, including net unrealized capital gains and losses. Additionally, following any dividend, an insurer’s policyholder surplus must be reasonable in relation to the insurer's outstanding liabilities and adequate for its financial needs.
The NAIC Risk-Based Capital, or RBC, model law requires every insurer to calculate its total adjusted capital and RBC requirement to ensure insurer solvency. Regulatory guidelines provide for an insurance commissioner to intervene if the insurer experiences financial difficulty, as evidenced by a company's total adjusted capital falling below established relationships to required RBC. The model includes components for asset risk, underwriting risk, credit risk and other factors. The State of Ohio imposes a minimum RBC requirement that is developed by the NAIC. The formulas in the model for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, all of which require specified corrective action. Root Insurance Company and Root Property & Casualty’s capital and surplus exceeded its authorized control level RBC of $16.1 million and $3.3 million for the year ended December 31, 2024, respectively, and $12.8 million and $2.8 million for the year ended December 31, 2023, respectively.
17.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024		2023		2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$249.3	19.2%	$134.3	17.1%	$109.3	18.2%
Georgia	159.9	12.3	94.3	12.0	62.3	10.4
Florida	107.4	8.3	16.9	2.2	2.4	0.4
Pennsylvania	74.6	5.7	45.2	5.8	34.9	5.8
Colorado	72.8	5.6	53.6	6.8	40.6	6.8
South Carolina	52.6	4.0	34.4	4.4	20.1	3.4
Arizona	50.0	3.8	35.4	4.5	17.1	2.9
California	49.2	3.8	10.7	1.4	7.7	1.3
Ohio	36.9	2.8	26.7	3.4	15.1	2.5
Maryland	33.2	2.6	22.3	2.8	11.8	2.0
All others states	415.2	31.9	309.3	39.6	278.7	46.3
Total	$1,301.1	100.0%	$783.1	100.0%	$600.0	100.0%

z

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Balance Sheets (Parent Company)
	As of December 31,
	2024	2023
	(in millions, except par value)
Assets
Other investments	$4.4	$4.4
Cash and cash equivalents	230.4	404.4
Restricted cash	1.0	1.0
Investments in subsidiaries	213.7	128.4
Other assets	49.9	38.4
Intercompany receivable	43.0	33.0
Total Assets	$542.4	$609.6
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Long-term debt and warrants	$200.1	$299.0
Accounts payable and accrued expenses	21.2	20.9
Other liabilities	5.4	12.0
Total liabilities	226.7	331.9
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, 14.1 shares issued and outstanding at December 31, 2024 and December 31, 2023 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 11.1 and 9.5 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value, 4.0 and 5.0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,887.9	1,883.4
Accumulated other comprehensive loss	(2.3)	(2.5)
Accumulated loss	(1,681.9)	(1,715.2)
Total stockholders’ equity	203.7	165.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$542.4	$609.6

See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Operations and Comprehensive Income (Loss) (Parent Company)
	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Revenue:
Net investment income	$17.4	$21.5	$4.5
Net realized gains on investments	—	—	1.2
Total revenue	17.4	21.5	5.7
Operating expenses:
Sales and marketing	0.4	1.5	11.9
Other insurance expense	4.7	17.8	6.6
Technology and development	23.0	17.3	33.4
General and administrative	8.9	23.4	18.3
Total operating expenses	37.0	60.0	70.2
Operating loss	(19.6)	(38.5)	(64.5)
Interest expense	(42.2)	(46.1)	(34.6)
Loss on early extinguishment of debt	(5.4)	—	—
Loss before income tax benefit	(67.2)	(84.6)	(99.1)
Income tax benefit	(12.4)	(1.8)	—
Net loss before equity net income (loss) of subsidiaries	(54.8)	(82.8)	(99.1)
Net income (loss) of subsidiaries	85.7	(64.6)	(198.6)
Net income (loss)	30.9	(147.4)	(297.7)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	0.2	3.3	(6.2)
Comprehensive income (loss)	$31.1	$(144.1)	$(303.9)

See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Cash Flows (Parent Company)
	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(43.2)	$(89.1)	$205.9
Cash flows from investing activities:
Sales of investments	—	—	1.3
Purchases of indefinite-lived intangible assets and transaction costs	—	—	(1.3)
Capitalization of internally developed software	(11.4)	(9.2)	(8.8)
Purchases of fixed assets	(0.4)	(0.2)	—
Dividends from subsidiaries	25.0	—	—
Investment in subsidiaries	(23.3)	(44.8)	(360.9)
Net cash used in investing activities	(10.1)	(54.2)	(369.7)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	0.1	—	1.3
Taxes paid related to net share settlement of equity awards	(15.1)	(1.1)	(1.0)
Payment of preferred stock and related warrants issuance costs	(3.0)	(3.0)	(3.0)
Proceeds from issuance of debt and related warrants, net of issuance cost	134.4	—	286.0
Repayments of long-term debt	(237.1)	—	—
Net cash (used in) provided by financing activities	(120.7)	(4.1)	283.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(174.0)	(147.4)	119.5
Cash, cash equivalents and restricted cash at beginning of year	405.4	552.8	433.3
Cash, cash equivalents and restricted cash at end of year	$231.4	$405.4	$552.8

See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Notes to Condensed Combined Financial Statements (Parent Company)
1. Business
Caret Holdings, Inc. is a holding company which was formed in 2015. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through mobile apps. We offer auto and renters insurance products In August 2019 a new holding company, Root, Inc. was formed, which became the parent of Caret Holdings, Inc. and maintains 100% ownership of Caret Holdings, Inc.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Combination—The condensed combined financial statements include the accounts of Root, Inc. and its wholly owned subsidiary, Caret Holdings, Inc., and are prepared in accordance with accounting principles generally accepted in the U.S. All intercompany accounts and transactions have been eliminated. These financial statements have been combined in order to present comparative parent company financial statements for 2024, 2023 and 2022 and should be read in conjunction with our consolidated financial statements.
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
Statement of Cash Flows—The supplemental disclosures for cash and non-cash flows for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
	(in millions)
Supplemental disclosures:
Interest paid	$43.9	$42.5	$24.5
Federal income taxes paid	—	—	—
Leasehold improvements - non-cash	—	—	0.9

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed combined balance sheets that sum to the total of the same such amount in the condensed combined statements of cash flows:

	2024	2023
	(in millions)
Cash and cash equivalents	$230.4	$404.4
Restricted cash	1.0	1.0
Total cash, cash equivalents and restricted cash shown in the condensed combined statements of cash flows	$231.4	$405.4

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

ROOT, INC. AND SUBSIDIARIES
Schedule V: Valuation and Qualifying Accounts
For the Years Ended December 31, 2024, 2023 and 2022

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
	(in millions)
Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$255.0	$65.8	$1.5	$—	$322.3
Allowance for premium receivables	$5.4	$17.4	$—	$(20.0)	$2.8
Allowance for reinsurance recoverables	$0.2	$—	$—	$—	$0.2

Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$322.3	$34.9	$(0.8)	$—	$356.4
Allowance for premium receivables	$2.8	$12.5	$—	$(11.3)	$4.0
Allowance for reinsurance recoverables	$0.2	$1.6	$—	$—	$1.8

Year Ended December 31, 2024
Valuation allowance for deferred tax assets	$356.4	$—	$—	$(10.5)	$345.9
Allowance for premium receivables	$4.0	$34.1	$—	$(28.3)	$9.8
Allowance for reinsurance recoverables	$1.8	$(0.5)	$—	$(1.2)	$0.1

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered in this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements contained in this Annual Report on Form 10-K, and has issued an attestation report on the effectiveness of our internal controls over financial reporting, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal period ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Root, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 26, 2025

Item 9B.  Other Information
Rule 10b5-1 Trading Arrangements
On December 13, 2024, Alexander Timm, the Company’s Chairman of the Board and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Timm’s 10b5-1 Plan provides for the potential sale of up to 147,652 shares of Class A common stock and terminates no later than March 13, 2026.
On December 13, 2024, Mahtiyar Bonakdarpour, the Company’s President and Chief Technology Officer, entered into a 10b5-1 Plan. Mr. Bonakdarpour’s 10b5-1 Plan provides for the potential sale of up to 61,211 shares of Class A common stock and terminates no later than March 13, 2026.
On December 13, 2024, Douglas Ulman, a member of the Company’s Board of Directors, entered into a 10b5-1 Plan. Mr. Ulman’s 10b5-1 Plan provides for the potential sale of up to 7,000 shares of Class A common stock and terminates no later than March 13, 2026.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference in the definitive proxy statement for our Annual Meeting of Stockholders to be held on or about June 4, 2025. This proxy statement is referred to in this report as the 2025 Proxy Statement.
We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement in a section entitled “Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
We have adopted the Amended and Restated Insider Trading Policy governing the purchase or sale of our securities by our officers, employees and members of the Board of Directors, as well as designated consultants, and have implemented procedures that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of The Nasdaq Stock Market. A copy of the Amended and Restated Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.  Executive Compensation
The information required by this Item is incorporated by reference in the 2025 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference in the 2025 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference in the 2025 Proxy Statement.

Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference in the 2025 Proxy Statement.

PART IV.
Item 15.  Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules. See Index to the Consolidated Financial Statements and Schedules on page 87.
(b)Exhibits.

Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39568	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Description of Securities	10-K	001-39658	4.2	February 21, 2024

4.3	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.4	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.5	First Amendment to Form of Common Stock Purchase Warrant (Tranche 1), dated October 29, 2024	10-Q	001-39658	4.5	October 30, 2024

10.1#	Root, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-256076	99.2	May 13, 2021

10.2#	First Amendment to 2020 Employee Stock Purchase Plan	10-Q	001-39658	10.1	November 9, 2022

10.3#	Root, Inc. 2020 Equity Incentive Plan.	10-Q	001-39658	10.1	December 2, 2020

10.4#	First Amendment to 2020 Equity Incentive Plan	10-Q	001-39658	10.2	November 9, 2022
10.5#	Root, Inc. Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.1	October 5, 2020
10.6#	First Amendment to 2015 Amended and Restated Equity Incentive Plan	10-Q	001-39658	10.3	November 9, 2022

10.7#	Offer Letter by and between Root, Inc. and Alexander Timm, dated January 4, 2021.	10-K	001-39658	10.16	March 4, 2021

10.8#	First Amendment to Offer Letter by and between Root, Inc. and Alexander Timm, dated February 22, 2022	10-K	001-39658	10.26	February 23, 2022

10.9#	Executive Employment Agreement with Matt Bonakdarpour	10-Q	001-39658	10.2	August 8, 2022

10.10#	Form of Stock Option Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.2	October 5, 2020

10.11#	Form of Notice of Stock Option Exercise and Stock Option Exercise Agreement under the Amended and Restated 2015 Equity Incentive Plan.	10-K	001-39658	10.7	March 4, 2021

10.12#	Form of Root, Inc. 2020 Equity Incentive Plan RSU Award Grant Notice and Award Agreement	10-Q	001-39658	10.2	May 6, 2021

10.13#	Form of Root, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Option Agreement	10-Q	001-39658	10.1	August 12, 2021

10.14#	Form of Director and Officer Indemnity Agreement	10-K	001-39658	10.22	February 23, 2022

10.15#	Form of RSU Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.4	October 5, 2020

10.16*	Term Loan Agreement, dated as of January 26, 2022, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto	10-Q	001-39658	10.1	May 4, 2022

10.17*	Commercial Agreement, dated as of October 1, 2021	8-K	001-39658	10.1	October 1, 2021

10.18*	First Amendment to Carvana Commercial Agreement, dated as of May 13, 2022	10-Q	001-39658	10.3	August 8, 2022

10.19	Investment Agreement, dated as of August 11, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.1	August 12, 2021

10.20	First Amendment to Investment Agreement, dated as of September 29, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.3	October 1, 2021

10.21	Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated November 25, 2019.	S-1	333-249332	4.2	October 5, 2020

10.22	Amendment to the Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated October 28, 2020	10-K	001-39658	10.5	February 23, 2022

10.23	Registration Rights Agreement, dated January 26, 2022, by and between the Company and the other parties thereto.	8-K	001-39658	10.3	January 27, 2022

10.24#	Executive Employment Agreement with Megan Binkley	8-K	001-39658	10.1	March 1, 2023

10.25#	Executive Retention Agreement between Matt Bonakdarpour and Root, Inc. dated August 9, 2023	8-K	001-39658	10.1	August 11, 2023

10.26#	Performance-Based RSU Award Grant Notice	10-Q	001-39658	10.2	November 1, 2023

10.27#	Root, Inc. Non-Employee Director Compensation Policy adopted October 23, 2023	8-K	001-39658	10.1	October 26, 2023

10.28#	2024 Short-Term Incentive Plan					X

10.29	First Amendment to Term Loan Agreement, dated September 17, 2024, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto	10-Q	001-39658	10.1	October 30, 2024

10.30*	Second Amendment to Term Loan Agreement, dated October 29, 2024, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto	10-Q	001-39658	10.2	October 30, 2024

10.31	Amended and restated Board Observation Side Letter	10-Q	001-39658	10.3	October 30, 2024

10.32#	Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement (2024 Grant)	8-K	001-39658	10.1	November 15, 2024

10.33#	Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement Retirement-Eligible (2024 Grant)	8-K	001-39658	10.2	November 15, 2024

10.34#	Executive Employment Agreement with Jon Allison					X

19.1	Amended and Restated Insider Trading Policy					X

21.1	List of subsidiaries of Root, Inc.					X

23.1	Consent of Deloitte & Touche LLP.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Root, Inc. Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2025

ROOT, INC.
By:	/s/Alexander Timm
Alexander Timm
Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander Timm, Megan Binkley and Ryan Forish, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Timm	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Alexander Timm

/s/ Megan Binkley	Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Megan Binkley

/s/ Ryan Forish	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Ryan Forish

/s/ Doug Ulman	Director	February 26, 2025
Doug Ulman

/s/ Jerri DeVard	Director	February 26, 2025
Jerri DeVard

/s/ Larry Hilsheimer	Director	February 26, 2025
Larry Hilsheimer

/s/ Beth Birnbaum	Director	February 26, 2025
Beth Birnbaum

/s/ Nancy Kramer	Director	February 26, 2025
Nancy Kramer

/s/ Julie Szudarek	Director	February 26, 2025
Julie Szudarek

/s/ Donna Dorsey	Director	February 26, 2025
Donna Dorsey