Form 10-Q
period 2025-03-31
Root, Inc.
filed 2025-05-07
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 12,093,450 and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 3,272,033.

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
•our expectations regarding our future financial performance, including total revenue, gross profit, net income (loss), direct contribution, adjusted EBITDA, net loss and loss adjustment expense, or LAE, ratio, net expense ratio, net combined ratio, gross loss ratio, marketing costs and costs of customer acquisition, gross LAE ratio, gross expense ratio, gross combined ratio, operating expenses, quota share levels, changes in unencumbered cash balances and expansion of our new and renewal premium base;
•our ability to realize profits, acquire customers, retain customers, contract with additional partners to utilize the products, or achieve other benefits from our embedded insurance offering;
•our ability to expand our distribution channels through additional partnership relationships, digital media, independent agents and referrals;
•our ability to drive a significant long-term competitive advantage through our partnership with Carvana Group, LLC, or Carvana, and other partnerships, such as Hyundai Capital America and Experian;
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

Part I.  Financial Information
Item 1.  Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	March 31,	December 31,
	2025	2024
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $312.2 and $294.3 at March 31, 2025 and December 31, 2024, respectively)	$312.9	$292.0
Short-term investments (amortized cost: $7.9 and $14.8 at March 31, 2025 and December 31, 2024, respectively)	7.9	14.8
Other investments	4.4	4.4
Total investments	325.2	311.2
Cash and cash equivalents	609.4	599.3
Restricted cash	1.1	1.0
Premiums receivable, net of allowance of $7.2 and $9.8 at March 31, 2025 and December 31, 2024, respectively	360.7	305.3
Reinsurance recoverable and receivable, net of allowance of $0.2 and $0.1 at March 31, 2025 and December 31, 2024, respectively	157.8	150.6
Prepaid reinsurance premiums	20.8	25.1
Other assets	110.5	103.2
Total assets	$1,585.5	$1,495.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$418.5	$413.2
Unearned premiums	420.3	353.9
Long-term debt	200.0	200.1
Reinsurance premiums payable	29.9	32.8
Accounts payable and accrued expenses	53.4	71.1
Other liabilities	122.7	108.9
Total liabilities	1,244.8	1,180.0
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at March 31, 2025 and December 31, 2024 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 11.2 and 11.1 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Class B convertible common stock, $0.0001 par value, 269.0 shares authorized, 4.0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,891.5	1,887.9
Accumulated other comprehensive income (loss)	0.7	(2.3)
Accumulated loss	(1,663.5)	(1,681.9)
Total stockholders’ equity	228.7	203.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,585.5	$1,495.7
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share data)
Revenues:
Net premiums earned	$321.3	$230.3
Net investment income	8.7	9.2
Fee income	18.7	14.7
Other income	0.7	0.7
Total revenues	349.4	254.9
Operating expenses:
Loss and loss adjustment expenses	205.6	166.4
Sales and marketing	51.5	30.4
Other insurance expense	36.7	24.6
Technology and development	11.4	11.0
General and administrative	20.5	17.1
Total operating expenses	325.7	249.5
Operating income	23.7	5.4
Interest expense	(5.3)	(11.6)
Income (loss) before income tax expense	18.4	(6.2)
Income tax expense	—	—
Net income (loss)	18.4	(6.2)
Net income attributable to participating securities	(0.9)	—
Net income (loss) attributable to common shareholders	17.5	(6.2)
Other comprehensive income (loss):
Net income (loss)	18.4	(6.2)
Changes in net unrealized gains (losses) on investments	3.0	(0.8)
Comprehensive income (loss)	$21.4	$(7.0)
Earnings (loss) per common share: (both Class A and B)
Basic	$1.15	$(0.42)
Diluted	$1.07	$(0.42)
Weighted-average common shares outstanding: (both Class A and B)
Basic	15.2	14.6
Diluted	17.2	14.6

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—January 1, 2025	14.1	$112.0	11.1	4.0	$—	$1,887.9	$(2.3)	$(1,681.9)	$203.7
Net income	—	—	—	—	—	—	—	18.4	18.4
Other comprehensive income	—	—	—	—	—	—	3.0	—	3.0
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	(2.8)	—	—	(2.8)
Common stock—share-based compensation expense	—	—	—	—	—	6.4	—	—	6.4
Balance—March 31, 2025	14.1	$112.0	11.2	4.0	$—	$1,891.5	$0.7	$(1,663.5)	$228.7

Balance—January 1, 2024	14.1	$112.0	9.5	5.0	$—	$1,883.4	$(2.5)	$(1,715.2)	$165.7
Net loss	—	—	—	—	—	—	—	(6.2)	(6.2)
Other comprehensive loss	—	—	—	—	—	—	(0.8)	—	(0.8)
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	—	—	—	—
Common stock—share-based compensation expense	—	—	—	—	—	4.6	—	—	4.6
Warrant compensation expense	—	—	—	—	—	2.8	—	—	2.8
Warrant issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—March 31, 2024	14.1	$112.0	9.6	5.0	$—	$1,890.4	$(3.3)	$(1,721.4)	$165.7

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income (loss)	$18.4	$(6.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	6.4	4.6
Warrant compensation expense	—	2.8
Depreciation and amortization	2.0	2.9
Bad debt expense	9.0	6.0
Changes in operating assets and liabilities:
Premiums receivable	(64.3)	(50.9)
Reinsurance recoverable and receivable	(7.3)	(21.8)
Prepaid reinsurance premiums	4.3	(2.0)
Other assets	(6.3)	(5.0)
Losses and loss adjustment expenses reserves	5.3	37.8
Unearned premiums	66.4	55.7
Reinsurance premiums payable	(2.9)	(0.3)
Accounts payable and accrued expenses	(18.0)	(24.7)
Other liabilities	13.8	15.6
Net cash provided by operating activities	26.8	14.5
Cash flows from investing activities:
Purchases of investments	(27.9)	(59.0)
Proceeds from maturities, calls and pay downs of investments	16.0	9.0
Sales of investments	0.1	—
Capitalization of internally developed software	(2.0)	(2.1)
Purchases of fixed assets	—	(0.2)
Net cash used in investing activities	(13.8)	(52.3)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	0.3	—
Taxes paid related to net share settlement of equity awards	(3.1)	(0.4)
Net cash used in financing activities	(2.8)	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	10.2	(38.2)
Cash, cash equivalents and restricted cash at beginning of period	600.3	679.7
Cash, cash equivalents and restricted cash at end of period	$610.5	$641.5

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company and Root Property & Casualty Insurance Company, or Root Property & Casualty, both Ohio-domiciled insurance companies, Root Florida Insurance Company, a Florida-domiciled insurance company, and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us” or “our.”
We were formed in 2015 and began writing personal auto insurance in July 2016. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through partnerships and mobile apps. We offer auto and renters insurance products underwritten by Root Insurance Company and Root Property & Casualty Insurance Company.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or SEC, on February 26, 2025.
Basis of Consolidation—The unaudited condensed consolidated financial statements include the accounts of Root, Inc. and its subsidiaries, all of which are wholly owned. These financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. All intercompany accounts and transactions have been eliminated.
Use of Estimates—The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our unaudited condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, or LAE, valuation allowances on our deferred tax assets and the amount of reinsurance recoverable and receivable from reinsurance contracts.
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
Segment Information—We are a technology company that provides direct-to-consumer insurance products to customers. We operate as a single reporting segment that is managed on a consolidated basis. Our Chief Executive Officer is our chief operating decision maker, or CODM. The primary measure the CODM utilizes to manage operations, monitor budget versus actual results, and evaluate financial performance is net income (loss) as reported on the condensed consolidated statements of operations and comprehensive income (loss). This information is regularly provided to the CODM.
The CODM allocates resources based on consolidated expense and forecasted expense information. Significant expenses, which are presented on the condensed consolidated statements of operations and comprehensive income (loss), include loss and loss adjustment expense, sales and marketing, other insurance expense and technology and development. Other segment items include expenses that our CODM does not evaluate for purposes of making operating decisions. These items include general and administrative, interest expense, and income tax expense, which can all be found on the condensed consolidated statements of operations and comprehensive income (loss). Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	March 31,	December 31,
	2025	2024
	(dollars in millions)
Cash and cash equivalents	$609.4	$599.3
Restricted cash	1.1	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$610.5	$600.3

Deferred Policy Acquisition Costs—Deferred policy acquisition costs, net of accumulated amortization, was $36.2 million and $29.3 million as of March 31, 2025 and December 31, 2024, respectively. We amortized deferred policy acquisition costs of $11.4 million and $6.6 million for the three months ended March 31, 2025 and 2024, respectively.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities	$47.0	$—	$0.5	$(0.1)	$47.4
Municipal securities	22.8	—	0.1	(0.3)	22.6
Corporate debt securities	116.4	—	0.9	(0.6)	116.7
Asset-backed securities	126.0	—	0.7	(0.5)	126.2
Total fixed maturities	312.2	—	2.2	(1.5)	312.9
Short-term investments	7.9	—	—	—	7.9
Total	$320.1	$—	$2.2	$(1.5)	$320.8

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$46.5	$—	$—	$(0.3)	$46.2
Municipal securities	23.9	—	0.1	(0.5)	23.5
Corporate debt securities	106.6	—	0.3	(1.2)	105.7
Asset-backed securities	117.3	—	0.4	(1.1)	116.6
Total fixed maturities	294.3	—	0.8	(3.1)	292.0
Short-term investments	14.8	—	—	—	14.8
Total	$309.1	$—	$0.8	$(3.1)	$306.8
Management reviewed the available-for-sale securities at each balance sheet date to consider whether it was necessary to recognize a credit loss as of March 31, 2025 and December 31, 2024. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery. Management concluded that the available-for-sale securities’ unrealized losses were due to non-credit related factors and, therefore, there was no allowance for credit loss as of March 31, 2025 and December 31, 2024.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities	$7.0	$(0.1)	$1.8	$—	$8.8	$(0.1)
Municipal securities	2.6	—	8.9	(0.3)	11.5	(0.3)
Corporate debt securities	26.8	(0.2)	15.6	(0.4)	42.4	(0.6)
Asset-backed securities	21.5	(0.1)	8.7	(0.4)	30.2	(0.5)
Total fixed maturities	57.9	(0.4)	35.0	(1.1)	92.9	(1.5)
Short-term investments	7.9	—	—	—	7.9	—
Total	$65.8	$(0.4)	$35.0	$(1.1)	$100.8	$(1.5)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$26.4	$(0.3)	$1.8	$—	$28.2	$(0.3)
Municipal securities	7.1	(0.1)	10.4	(0.4)	17.5	(0.5)
Corporate debt securities	49.5	(0.6)	21.1	(0.6)	70.6	(1.2)
Asset backed securities	53.6	(0.6)	10.6	(0.5)	64.2	(1.1)
Total fixed maturities	136.6	(1.6)	43.9	(1.5)	180.5	(3.1)
Short-term investments	6.4	—	—	—	6.4	—
Total	$143.0	$(1.6)	$43.9	$(1.5)	$186.9	$(3.1)

Other Investments
As of March 31, 2025 and December 31, 2024, other investments related to our private equity investments were $4.4 million. There were no realized or unrealized gains or losses or impairment losses recognized on private equity investments for the three months ended March 31, 2025 and 2024.
There were no realized gains or losses on short-term investments, available-for-sale fixed maturities and other investments for the three months ended March 31, 2025 and 2024.

The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at March 31, 2025:

	March 31, 2025
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$40.7	$40.6
Due after one year through five years	206.6	207.3
Due five years through 10 years	35.1	35.4
Due after 10 years	37.7	37.5
Total	$320.1	$320.8
The following table sets forth the components of net investment income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Interest on fixed maturities and short-term investments	$3.4	$1.7
Interest on cash and cash equivalents	6.0	8.1
Total	9.4	9.8
Investment expense	(0.7)	(0.6)
Net investment income	$8.7	$9.2
The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$78.2	$78.3	24.4%
AA+, AA, AA-, A-1+	143.4	143.9	44.9
A+, A, A-	77.3	77.5	24.2
BBB+, BBB, BBB-	21.2	21.1	6.5
Total	$320.1	$320.8	100.0%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$75.2	$74.8	24.4%
AA+, AA, AA-, A-1+	146.0	145.0	47.3
A+, A, A-	67.8	67.1	21.9
BBB+, BBB, BBB-	20.1	19.9	6.4
Total	$309.1	$306.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities	$47.4	$—	$—	$47.4
Municipal securities	—	22.6	—	22.6
Corporate debt securities	—	116.7	—	116.7
Asset-backed securities	—	126.2	—	126.2
Total fixed maturities	47.4	265.5	—	312.9
Short-term investments	7.9	—	—	7.9
Cash equivalents	293.4	—	—	293.4
Total assets at fair value	$348.7	$265.5	$—	$614.2

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$46.2	$—	$—	$46.2
Municipal securities	—	23.5	—	23.5
Corporate debt securities	—	105.7	—	105.7
Asset-backed securities	—	116.6	—	116.6
Total fixed maturities	46.2	245.8	—	292.0
Short-term investments	11.8	3.0	—	14.8
Cash equivalents	342.4	—	—	342.4
Total assets at fair value	$400.4	$248.8	$—	$649.2
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of March 31, 2025 and December 31, 2024, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of March 31, 2025	Estimated Fair Value as of March 31, 2025	Carrying Amount as of December 31, 2024	Estimated Fair Value as of December 31, 2024
	(dollars in millions)
Long-term debt	$200.0	$204.6	$200.1	$204.9
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Gross loss and LAE reserves, January 1	$413.2	$284.2
Reinsurance recoverable on unpaid losses	(48.0)	(43.8)
Net loss and LAE reserves, January 1	365.2	240.4
Net incurred loss and LAE related to:
Current year	218.7	169.4
Prior years	(13.1)	(3.0)
Total incurred	205.6	166.4
Net paid loss and LAE related to:
Current year	69.6	52.1
Prior years	123.8	79.2
Total paid	193.4	131.3
Net loss and LAE reserves, March 31	377.4	275.5
Plus reinsurance recoverable on unpaid losses	41.1	46.5
Gross loss and LAE reserves, March 31	$418.5	$322.0
Incurred losses and LAE attributable to prior accident years was a decrease of $13.1 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2024 on both liability and physical damage coverages. For the three months ended March 31, 2024, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses from accident year 2023.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive income (loss) for reinsurance for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Premiums written:
Direct	$337.7	$272.9
Assumed	73.1	57.8
Ceded	(18.8)	(46.7)
Net premiums written	$392.0	$284.0
Premiums earned:
Direct	$282.0	$228.4
Assumed	62.4	46.6
Ceded	(23.1)	(44.7)
Net premiums earned	$321.3	$230.3
Losses and LAE incurred:
Direct	$170.5	$162.2
Assumed	45.5	31.5
Ceded	(10.4)	(27.3)
Net losses and LAE incurred	$205.6	$166.4
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.

7.LONG-TERM DEBT
In October 2024, we entered into a $200.0 million five-year term loan, or Amended Term Loan, with the principal amount due and payable upon maturity on October 29, 2030. Interest is payable quarterly and determined on a floating interest rate calculated on the Secured Overnight Financing Rate with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00% based upon the debt-to-capital ratio payable quarterly. The Amended Term Loan can be repaid at any time through the maturity date as long as we provide at least three business days written notice and a prepayment premium of 2.00% applicable between October 29, 2024 to October 28, 2025, 1.00% applicable between October 29, 2025 to October 25, 2026, and no prepayment premium thereafter.
The following summarizes the carrying value of long-term debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars in millions)
Principal balance	$200.0	$200.0
Accrued interest payable	3.5	3.8
Unamortized discount and debt issuance costs	(3.5)	(3.7)
Total	$200.0	$200.1

8.INCOME TAXES
The consolidated effective tax rate was zero for the three months ended March 31, 2025 and 2024. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of March 31, 2025 and December 31, 2024, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.
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
As of March 31, 2025, all of the short-term warrants have vested and all of the respective compensation cost has been recognized. While the short-term warrants are vested and outstanding, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. If, however, the short-term warrants expire unexercised during 2025, and at that time certain long-term warrants become probable of vesting, we would recognize a cumulative warrant expense catch-up in other insurance expense considering the progress toward achieving the long-term warrant policy origination milestones.
We recognized warrant compensation expense related to these equity-classified warrants based on policies originating through the integrated automobile insurance solution for Carvana’s online buying platform. All of these warrants are out-of-the-money and therefore have no intrinsic value as of March 31, 2025.
We recognized warrant compensation expense of zero and $2.8 million for the three months ended March 31, 2025 and 2024, respectively. Warrant compensation expense is recorded in other insurance expense in the condensed consolidated statements of operations and comprehensive income (loss).

Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, service-based restricted stock units, performance-based restricted stock units, market-based restricted stock units, and incentive and nonqualified stock options) to our officers, directors, and employees. As of March 31, 2025, we had 2.0 million common shares available for issuance under the Plan.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.6	$0.4
Sales and marketing	0.2	0.1
Other insurance expense	0.3	0.2
Technology and development	1.3	0.8
General and administrative	4.0	3.1
Total share-based compensation expense	$6.4	$4.6

The unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units and unvested stock options as of March 31, 2025 is as follows:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units	Unvested Stock Options
	(dollars in millions)
Unrecognized compensation costs	$15.7	$15.0	$0.8	$0.4
Remaining weighted-average period cost is expected to be recognized (in years)	2.8	3.8	2.3	1.3
Restricted Stock Units
A summary of restricted stock units activity for the three months ended March 31, 2025 is as follows:

	Three Months Ended March 31, 2025
	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in millions, except per share amounts)
Unvested at January 1, 2025	1.0	$25.89	0.2	$75.55	0.4	$5.71
Granted	—	99.01	—	—	—	—
Vested	(0.1)	20.62	—	—	—	—
Forfeited, expired or canceled	—	42.61	—	—	—	—
Unvested at March 31, 2025	0.9	$26.87	0.2	$75.55	0.4	$5.71

Additional information pertaining to restricted stock units for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Service-based restricted stock units:
Total grant date fair value of awards granted	$0.8	$0.1
Total grant date fair value of awards vested	2.2	3.8
Total intrinsic value of awards vested	8.7	1.1
Stock Options
A summary of option activity for the three months ended March 31, 2025 is as follows:

	Three Months Ended March 31, 2025
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2025	0.1	$34.13	3.15	$6.7
Granted	—	—
Exercised	—	12.23		3.1
Forfeited, expired or canceled	—	145.62
Outstanding and exercisable at March 31, 2025	0.1	$32.61	2.77	$10.6

10.EARNINGS (LOSS) PER SHARE
The following table displays the computation of basic and diluted earnings (loss) per share, or EPS, for both Class A and Class B common stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Numerator:
Net income (loss)	$18.4	$(6.2)
Less: Undistributed income allocated to participating securities	(0.9)	—
Net income (loss) attributable to common shareholders	$17.5	$(6.2)
Denominator:
Weighted-average common shares outstanding: basic (both Class A and B)	15.2	14.6
Effect of dilutive securities:
Redeemable convertible preferred stock	0.8	—
Service-based restricted stock units	0.8	—
Market-based restricted stock units	0.3	—
Stock options	0.1	—
Weighted-average common shares outstanding: diluted (both Class A and B)	17.2	14.6
Earnings (loss) per common share (both Class A and B):
Basic	$1.15	$(0.42)
Diluted	$1.07	$(0.42)
For the three months ended March 31, 2024, we operated at a loss and, therefore, the conversion of common stock equivalents would increase the denominator of the diluted EPS calculation and create a lower EPS. Therefore, these common stock equivalents are considered anti-dilutive and diluted EPS is equal to basic EPS.
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Stock options	—	0.1
Nonvested shares subject to repurchase	—	0.1
Service-based restricted stock units	—	1.4
Market-based restricted stock units	—	0.4
Redeemable convertible preferred stock (as converted to common stock)	—	0.8
Warrants to purchase common stock	7.5	7.7
Total	7.5	10.5

11.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$75.1	18.3%	$61.6	18.6%
Georgia	46.5	11.3	39.4	11.9
Florida	31.1	7.6	15.6	4.7
California	25.7	6.3	4.7	1.4
Pennsylvania	23.7	5.8	17.5	5.3
Colorado	21.9	5.3	18.2	5.5
South Carolina	17.8	4.3	22.0	6.7
Arizona	13.6	3.3	13.9	4.2
Nevada	12.2	3.0	4.4	1.3
Ohio	10.3	2.5	11.5	3.5
All others states	132.9	32.3	121.9	36.9
Total	$410.8	100.0%	$330.7	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or SEC, on February 26, 2025, or the 2024 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the 2024 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
To scale the business, we aim to drive new customer growth and optimize unit economics by capitalizing on our two distribution channels: direct and partnership. The direct channel efficiently drives volume for high intent customers, meeting customers in platforms that they use extensively while actively shopping for insurance such as search engines or select marketplace platforms. The data science model seeks to optimize bidding strategies that fine tunes our prices to strike a balance between offering a competitive price and achieving target unit economics. The partnership channel provides differentiated access to high intent customers, primarily in the automotive, financial services, and independent agent sectors. We build upon or within the mobile and web customer experiences of distribution partners to reach a captive customer base with an embedded solution, which can even remove the need for the customer to ever visit a Root website to purchase and bind a policy.
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe our data- and technology-driven approach to pricing and underwriting allows for rapid response to macroeconomic trends through quick, appropriate rate actions aided by segmenting individual risk based on complex behavioral data and proprietary telematics models. Through continued development of machine-learning loss models, which allow us to respond more quickly to changes in the market, we expect improvement in pricing segmentation. We believe this allows us to operate with a cost-to-acquire and cost-to-serve advantage. We believe that through prudent investment in and diversification of our distribution channels, including leveraging proprietary data science and technology and a focus on partnerships with automotive, financial services, and independent agents, will position us for sustainable, long-term and profitable growth.
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. We primarily utilize reinsurance to mitigate impact of large losses or tail events. We continuously evaluate our utilization of third-party reinsurance in order to operate a capital-efficient business model. As our gross loss ratio has stabilized, we strategically reduced the utilization of external quota share to balance the cost of reinsurance with capital efficiency. Over the long term, we expect to maintain the flexibility to modify our reinsurance program.
Recent Developments Affecting Comparability
General Macroeconomic Factors
Economic instability has led to acute inflationary pressures, supply chain disruptions, changes in interest rates and changes in equity markets. In addition, economic uncertainty has developed as a result of dialogue and imposition of substantial tariffs and potential retaliatory tariffs. There remains uncertainty around the future of inflation, including as a result of new or increased tariffs; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio, increase nonpayment cancellations or have other adverse effects, including variability in the competitive environment. We have also seen an increase in vehicle repair and medical costs, which are affected by inflation. These cost increases have resulted in greater claims severity. We continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital.
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

	Three Months Ended March 31,
	2025	2024
	(dollars in millions, except premiums per policy)
Policies in force	453,800	401,255
Premiums per policy	$1,614	$1,482
Premiums in force	$1,464.9	$1,189.3
Gross premiums written	$410.8	$330.7
Gross premiums earned	$344.4	$275.0
Gross profit	$107.1	$63.9
Net income (loss)	$18.4	$(6.2)
Direct contribution	$127.1	$80.7
Adjusted EBITDA	$31.9	$15.1
Net loss and LAE ratio	64.0%	72.3%
Net expense ratio	31.6%	29.7%
Net combined ratio	95.6%	102.0%
Gross loss ratio	56.1%	60.6%
Gross LAE ratio	6.7%	9.9%
Gross expense ratio	31.2%	29.2%
Gross combined ratio	94.0%	99.7%
Gross accident period loss ratio	57.9%	58.2%
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
Premiums per Policy
We define premiums per policy as the ratio of gross premiums written on auto insurance policies in force at the end of the period divided by policies in force. We view premiums per policy as an important metric since the higher the premiums per policy, the greater the amount of earned premium we expect from each policy.

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
Gross Premiums Written
We define gross premiums written as the total amount of gross premium on policies that were bound during the period less the prorated impact of policy cancellations. Gross premiums written includes direct premiums and assumed premiums. We view gross premiums written as an important metric because it is the metric that most closely correlates with changes in gross premiums earned. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, to manage our business because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE), are the key drivers of our future profit opportunities. Additionally, premiums ceded to reinsurers can change significantly based on the type and mix of reinsurance structures we use, and, as such, we have the optionality to fully retain the premiums from customers acquired in the future.
Gross Premiums Earned
We define gross premiums earned as the amount of gross premium that was earned during the period. Premiums are earned over the period in which insurance protection is provided, which is typically six months. Gross premiums earned includes direct premiums and assumed premiums. We view gross premiums earned as an important metric as it allows us to evaluate our premium levels prior to the impacts of reinsurance. It is the primary driver of our consolidated GAAP revenues. As with gross premiums written, we use gross premiums earned, which excludes the impact of premiums ceded to reinsurers to manage our business, because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross LAE), are the key drivers of our future profit opportunities.
Gross Profit
We define gross profit as total revenue minus net loss and LAE and other insurance expense. We view gross profit as an important metric because we believe it is informative of the financial performance of our core insurance business.
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit excluding net investment income, acquisition costs, which include report costs and refunds related to these expenses and commission expenses related to our partnership channel, and fixed expenses, which include certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses. Further impacts related to reinsurance are excluded, these consist of ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures profitability of our total policy portfolio prior to the impact of reinsurance.
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
Net Loss and LAE Ratio
We define net loss and LAE ratio, expressed as a percentage, as the ratio of net loss and LAE to net premiums earned. We view net loss and LAE ratio as an important metric because it allows us to evaluate loss trends as a percentage of net premiums and believe it is useful for investors to evaluate those separately from other operating expenses.
Net Expense Ratio
We define net expense ratio, expressed as a percentage, as the ratio of all operating expenses less loss and LAE and less fee income to net premiums earned. We view net expense ratio as important because it allows us to analyze our expense and acquisition trends, net of fee income, and allows investors to evaluate these expenses exclusive of our loss and LAE.
Net Combined Ratio
We define net combined ratio, expressed as a percentage, as the sum of net loss and LAE ratio and net expense ratio. We view net combined ratio as important because it allows us to analyze our underwriting result trends and is a key indicator of overall profitability and health of the overall business. We believe it is useful to investors to evaluate these components separately and in the aggregate when reviewing our underwriting performance. A net combined ratio under 100% indicates an underwriting profit, while a net combined ratio greater than 100% indicates an underwriting loss.
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

Gross Expense Ratio
We define gross expense ratio, expressed as a percentage, as the ratio of gross operating expenses less loss and LAE and less fee income to gross premiums earned. We view gross expense ratio as important because it allows us to analyze the underlying expense base of the business and establish expense targets, prior to the impact of reinsurance. We believe gross expense ratio is useful for investors to further evaluate business health and performance, prior to the impact of reinsurance.
Gross Combined Ratio
We define gross combined ratio, expressed as a percentage, as the sum of the gross loss ratio, gross LAE ratio and gross expense ratio. We view gross combined ratio as important because it allows us to evaluate financial performance and establish targets that we believe more closely reflect the underlying performance and profitability of the business prior to reinsurance. Further, we believe it is useful for investors to evaluate these components separately and in the aggregate when reviewing our gross underwriting performance. A gross combined ratio under 100% indicates an underwriting profit while a gross combined ratio greater than 100% indicates an underwriting loss, prior to the impact of reinsurance.
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
Net Investment Income
Net investment income represents interest earned from our cash and cash equivalents, fixed maturities, and short-term investments less investment expenses. Net investment income also includes impairments related to low-income housing tax credits investments in limited liability entities to offset certain state premium taxes. These tax credits are recognized when utilized. Net investment income is directly correlated with the overall size of our cash and investment portfolio, market level of interest rates and changes in the fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
Sales and Marketing
Sales and marketing includes both acquisition and fixed expenses. We view direct performance marketing, experimental marketing, channel media, advertising and referral fees as acquisition expenses. We view sponsorship, Personnel Costs and Overhead related to our brand strategy, creative and business development activities, and certain data science activities as fixed costs. We incur sales and marketing expenses for all product offerings. Sales and marketing are expensed as incurred.
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
Other Insurance Expense
Other insurance expense includes expenses primarily related to insurance and underwriting operations of the business, and is comprised of acquisition, variable and fixed expenses. We view report costs and refunds related to these expenses and commission expenses related to our partnership channel as acquisition costs. We view premium taxes, credit card and policy processing expenses and premium write-offs as variable costs. We view insurance license expenses, certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, or Integrated Platform, low-income housing tax credits which offset certain state premium taxes, Personnel Costs and Overhead related to actuarial and certain data science activities as fixed costs.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$321.3	$230.3	$91.0	39.5%
Net investment income	8.7	9.2	(0.5)	(5.4)%
Fee income	18.7	14.7	4.0	27.2%
Other income	0.7	0.7	—	—%
Total revenues	349.4	254.9	94.5	37.1%
Operating expenses:
Loss and loss adjustment expenses	205.6	166.4	39.2	23.6%
Sales and marketing	51.5	30.4	21.1	69.4%
Other insurance expense	36.7	24.6	12.1	49.2%
Technology and development	11.4	11.0	0.4	3.6%
General and administrative	20.5	17.1	3.4	19.9%
Total operating expenses	325.7	249.5	76.2	30.5%
Operating income	23.7	5.4	18.3	338.9%
Interest expense	(5.3)	(11.6)	6.3	(54.3)%
Income (loss) before income tax expense	18.4	(6.2)	24.6	396.8%
Income tax expense	—	—	—	—%
Net income (loss)	18.4	(6.2)	24.6	396.8%
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	3.0	(0.8)	3.8	475.0%
Comprehensive income (loss)	$21.4	$(7.0)	$28.4	405.7%
Revenue
Net Premiums Earned
Net premiums earned increased primarily due to an increase in policies in force as a result of increased direct performance marketing spend, continued growth in our partnership channel, reduced cessions of gross premiums earned to reinsurers between periods and greater premiums per policy resulting from rate actions and a shift in customer mix.
During the three months ended March 31, 2025 and 2024, we ceded approximately 6.7% and 16.3% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Gross premiums written	$410.8	$330.7	$80.1	24.2%
Ceded premiums written	(18.8)	(46.7)	27.9	(59.7)%
Net premiums written	392.0	284.0	108.0	38.0%

Gross premiums earned	344.4	275.0	69.4	25.2%
Ceded premiums earned	(23.1)	(44.7)	21.6	(48.3)%
Net premiums earned	$321.3	$230.3	$91.0	39.5%
Gross premiums written increased for the three months ended March 31, 2025 primarily due to growth in new writings as a result of increased direct performance marketing spend and continued growth in our partnership channel compared to the same period in 2024. The increase in gross premiums earned was primarily due to greater policies in force and an 8.9% increase in premiums per policy primarily attributable to rate actions and a shift in customer mix.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance for the three months ended March 31, 2025 compared to the same period in 2024. This volume-driven increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower than expected reported activity.
Gross accident period loss ratio decreased to 57.9% for the three months ended March 31, 2025, from 58.2% for the same period in 2024. The change in the ratio was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by geographic mix shift and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We estimated a 7% increase in severity per claim and a 5% decrease in claim frequency for the three months ended March 31, 2025 compared to the same period in 2024 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense increased due to greater acquisition expense as we invested in growing our business to drive accretive growth and deeper market penetration in the states in which we operate. This resulted in a $19.5 million increase in direct performance marketing spend. We also experienced a $1.1 million increase in experimental marketing spend as part of our efforts to diversify our distribution channels.
Other Insurance Expense
Other insurance expense increased primarily due to a $5.7 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a continued strategic reduction of quota share reinsurance. Our acquisition expenses increased primarily due to $4.7 million in greater commissions paid related to the continued growth in our partnership channel, including amortization of deferred policy acquisition costs. We also saw an increase in variable expenses, including a $3.0 million increase in premium write-offs and a $1.5 million increase in premium taxes, as a result of growth of our earned premium and policies in force. Fixed expenses primarily decreased due to $2.8 million of Carvana warrant expense recognized in the first quarter of 2024, as all short-term warrant expense has been recognized upon vesting.

Non-Operating Expenses
Interest Expense
Interest expense decreased primarily due to a $5.7 million decrease in debt interest expense as a result of reduced principal and a more favorable interest rate in connection with the Amended Term Loan.

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
The following table provides a reconciliation of total revenue to direct contribution for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Total revenue	$349.4	$254.9
Loss and loss adjustment expenses	(205.6)	(166.4)
Other insurance expense	(36.7)	(24.6)
Gross profit	107.1	63.9
Net investment income	(8.7)	(9.2)
Adjustments from other insurance expense(1)	22.2	20.8
Ceded premiums earned	23.1	44.7
Ceded loss and loss adjustment expenses	(10.4)	(27.3)
Net ceding commission and other(2)	(6.2)	(12.2)
Direct contribution	$127.1	$80.7
______________
(1) Adjustments from other insurance expense consists of acquisition costs, including report costs and refunds related to these expenses and commission expenses related to our partnership channel of $19.7 million and $15.6 million for the three months ended March 31, 2025 and 2024, respectively. Fixed expenses, including certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, Personnel Costs, Overhead, licenses, professional fees and other of $2.5 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Net income (loss)	$18.4	$(6.2)
Adjustments:
Interest expense	5.1	10.9
Income tax expense	—	—
Depreciation and amortization	2.0	2.8
Share-based compensation	6.4	4.6
Warrant compensation expense	—	2.8
Restructuring costs(1)	—	0.1
Other(2)	—	0.1
Adjusted EBITDA	$31.9	$15.1
______________
(1) Restructuring costs consist of employee costs, real estate exit costs and other. This includes depreciation and amortization of zero and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
(2) Other primarily reflects legal costs and other items that do not reflect our ongoing operating performance. Legal and other fees related to the 2022 misappropriation of funds by a former senior marketing employee of zero and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

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
Certain events may impact our liquidity such as the economic instability resulting in acute inflationary pressures, supply chain disruptions, changes in interest rates, new or increased tariffs, changes in equity markets and our utilization of reinsurance. There remains uncertainty around the future of inflation; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Conditions in the capital and credit markets, including instability and uncertainty, as well as broader economic factors such as the imposition of substantial tariffs and potential retaliatory tariffs, can also influence the returns, liquidity, valuation, and types of our investments. Additionally, fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital. We utilize reinsurance arrangements to grow our business in a capital-efficient manner and mitigate risk. Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more or less of our business in the future. To the extent we retain a larger share of our book of business, our capital requirements may increase.

Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by three of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies, and Root Florida Insurance Company, a Florida-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and the State of Florida. Our domestic insurance subsidiaries are not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of March 31, 2025, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At March 31, 2025, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio of 15:1, which we maintained as of March 31, 2025. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are capital contributions from the holding company, assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must notify CIMA before it can pay any dividend to the holding company. During the three months ended March 31, 2025, Root Re distributed a dividend of $25.0 million to Caret Holdings, Inc., its parent company.
Financing Arrangements
In October 2024, we entered into a $200.0 million five-year term loan, or Amended Term Loan, with the principal amount due and payable upon maturity on October 29, 2030. Interest is payable quarterly and determined on a floating interest rate calculated on the Secured Overnight Financing Rate with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00% based upon the debt-to-capital ratio payable quarterly.
Liquidity
As of March 31, 2025, we had $609.4 million in cash and cash equivalents, of which $347.3 million was held outside of regulated insurance entities. We also had $320.8 million in marketable securities.
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

Tax withholding obligations arise upon vesting of shares of service-based restricted stock units, or RSUs, and performance-based restricted stock units, and these obligations must be satisfied at the time they arise through cash payments remitted to the relevant tax authorities. To the extent we satisfy our tax withholding obligations with respect to these equity compensation awards by withholding shares and remitting cash to the relevant tax authorities, the amount of cash payments due for taxes upon the vesting of such equity compensation awards is dependent on the price of our Class A common stock on the applicable vesting dates and could be substantial. Future obligations could have a negative impact on our liquidity and ability to use funds for operational purposes.
For illustrative purposes, assuming a stock price of $128.60 per share (the closing price of our shares of Class A common stock on the The Nasdaq Stock Market on April 1, 2025), we estimate that our tax withholding obligations on account of remaining vesting events for the second, third and fourth quarter of 2025 and the first quarter of 2026 of approximately $16.7 million, $4.5 million, $3.8 million and $4.5 million, respectively.
Our debt covenants required cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $50.0 million.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$26.8	$14.5
Net cash used in investing activities	(13.8)	(52.3)
Net cash used in financing activities	(2.8)	(0.4)
Net cash provided by operating activities for the three months ended March 31, 2025 was $26.8 million compared to $14.5 million for the three months ended March 31, 2024. The increase in cash provided by operating activities was due to higher net income between the periods, timing of reinsurance receipts and growth in premiums not yet earned. This was partially offset by a change in loss and LAE reserves due to growth in policies in force and timing of premium receipts.
Net cash used in investing activities for the three months ended March 31, 2025 was $13.8 million compared to $52.3 million for the three months ended March 31, 2024. The decrease in cash used in investing activities was primarily due to lower purchases of investments and higher proceeds from maturities, calls and pay downs of investments for the three months ended March 31, 2025 compared to the same period in 2024.
Net cash used in financing activities for the three months ended March 31, 2025 was $2.8 million compared to $0.4 million for the three months ended March 31, 2024. The increase in cash used in financing activities was primarily due to tax withholding obligations arising from the vesting of shares of RSUs during the three months ended March 31, 2025.
Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual and other obligations from those described in our 2024 10-K. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
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
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in our 2024 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates from those discussed in our 2024 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2024 10-K.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.  Risk Factors
There have been no material changes in our risk factors from those disclosed in the 2024 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors,” in the 2024 10-K. You should not interpret the disclosure of any risk factor to imply the risk has not already materialized.

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
The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory Department of Insurance, or DOI. “Extraordinary dividend” is defined under the Ohio Revised Code as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (a) 10% of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the 12-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. Neither Root Insurance Company nor Root Property & Casualty Insurance Company are permitted to pay any dividends to us without approval of the superintendent of the supervisory DOI. See the section titled “Risk Factors—Risks Related to Our Business—Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business,” included in the 2024 10-K.
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

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
On March 5, 2025, Beth Birnbaum, a member of the Company’s Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Birnbaum’s 10b5-1 Plan provides for the potential sale of up to 2,853 shares of Class A common stock and terminates no later than June 5, 2026.
On March 6, 2025, Julie Szudarek, a member of the Company’s Board of Directors, entered into a 10b5-1 Plan. Ms. Szudarek’s 10b5-1 Plan provides for the potential sale of up to 8,291 shares of Class A common stock and terminates no later than June 5, 2026.
On March 14, 2025, Jonathan Allison, the Company’s Chief Administrative Officer, entered into a 10b5-1 Plan. Mr. Allison’s 10b5-1 Plan provides for the potential sale of up to 23,835 shares of Class A common stock and terminates no later than June 16, 2026.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	First Amendment to Form of Common Stock Purchase Warrant (Tranche 1), dated October 29, 2024	10-Q	001-39658	4.5	October 30, 2024

10.1#	Root, Inc. Non-Employee Director Compensation Policy					X

10.2#	Form of Root, Inc. Non-Employee Director Compensation Policy					X

10.3#	2025 Short-Term Incentive Plan					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Root, Inc.

Date: May 7, 2025	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2025	By:	/s/ Ryan Forish
Ryan Forish
Chief Accounting Officer
(Principal Accounting Officer)