Form 10-Q
period 2025-06-30
Root, Inc.
filed 2025-08-06
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2025, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 13,618,876 and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 1,828,458.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “path,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our ability to drive a significant long-term competitive advantage through our partnership with Carvana Group, LLC, or Carvana, and other partnerships, such as our partnerships with Hyundai Capital America and Experian;
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
ii

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
•changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, telematics data and the consent to use telematics data, connected card data, and other sources of data, or relating to taxation including changes in tax regulations or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Root,” “the Company,” “we,” “our,” and “us” refer to Root, Inc. and its subsidiaries.
We may announce material business and financial information to our investors using our investor relations website (ir.joinroot.com). We therefore encourage investors and others interested in Root to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission webcasts, press releases and conference calls.
iii

Part I.  Financial Information
Item 1.  Financial Statements. - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	June 30,	December 31,
	2025	2024
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $316.9 and $294.3 at June 30, 2025 and December 31, 2024, respectively)	$319.2	$292.0
Short-term investments (amortized cost: $3.5 and $14.8 at June 30, 2025 and December 31, 2024, respectively)	3.5	14.8
Other investments	4.4	4.4
Total investments	327.1	311.2
Cash and cash equivalents	641.4	599.3
Restricted cash	1.1	1.0
Premiums receivable, net of allowance of $8.2 and $9.8 at June 30, 2025 and December 31, 2024, respectively	341.3	305.3
Reinsurance recoverable and receivable, net of allowance of $0.1 at June 30, 2025 and December 31, 2024	145.5	150.6
Prepaid reinsurance premiums	14.9	25.1
Other assets	116.4	103.2
Total assets	$1,587.7	$1,495.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$444.5	$413.2
Unearned premiums	395.2	353.9
Long-term debt	200.1	200.1
Reinsurance premiums payable	15.8	32.8
Accounts payable and accrued expenses	52.3	71.1
Other liabilities	123.3	108.9
Total liabilities	1,231.2	1,180.0
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at June 30, 2025 and December 31, 2024 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 13.6 and 11.1 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Class B convertible common stock, $0.0001 par value, 269.0 shares authorized, 1.8 and 4.0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,883.7	1,887.9
Accumulated other comprehensive income (loss)	2.3	(2.3)
Accumulated loss	(1,641.5)	(1,681.9)
Total stockholders’ equity	244.5	203.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,587.7	$1,495.7
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Revenues:
Net premiums earned	$353.0	$261.6	$674.3	$491.9
Net investment income	9.4	10.0	18.1	19.2
Fee income	19.7	16.6	38.4	31.3
Other income	0.8	1.0	1.5	1.7
Total revenues	382.9	289.2	732.3	544.1
Operating expenses:
Loss and loss adjustment expenses	233.3	190.3	438.9	356.7
Sales and marketing	37.1	34.2	88.6	64.6
Other insurance expense	47.9	28.1	84.6	52.7
Technology and development	13.7	14.7	25.1	25.7
General and administrative	23.6	18.1	44.1	35.2
Total operating expenses	355.6	285.4	681.3	534.9
Operating income	27.3	3.8	51.0	9.2
Interest expense	(5.3)	(11.6)	(10.6)	(23.2)
Income (loss) before income tax expense	22.0	(7.8)	40.4	(14.0)
Income tax expense	—	—	—	—
Net income (loss)	22.0	(7.8)	40.4	(14.0)
Net income attributable to participating securities	(1.1)	—	(2.0)	—
Net income (loss) attributable to common shareholders	20.9	(7.8)	38.4	(14.0)
Other comprehensive income (loss):
Net income (loss)	22.0	(7.8)	40.4	(14.0)
Changes in net unrealized gains (losses) on investments	1.6	(0.1)	4.6	(0.9)
Comprehensive income (loss)	$23.6	$(7.9)	$45.0	$(14.9)
Earnings (loss) per common share: (both Class A and B)
Basic	$1.36	$(0.52)	$2.51	$(0.95)
Diluted	$1.29	$(0.52)	$2.36	$(0.95)
Weighted-average common shares outstanding: (both Class A and B)
Basic	15.4	14.9	15.3	14.8
Diluted	17.1	14.9	17.1	14.8

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—March 31, 2025	14.1	$112.0	11.2	4.0	$—	$1,891.5	$0.7	$(1,663.5)	$228.7
Net income	—	—	—	—	—	—	—	22.0	22.0
Other comprehensive income	—	—	—	—	—	—	1.6	—	1.6
Conversion of Class B to Class A common stock	—	—	2.2	(2.2)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	(16.2)	—	—	(16.2)
Common stock—share-based compensation expense	—	—	—	—	—	8.4	—	—	8.4
Balance—June 30, 2025	14.1	$112.0	13.6	1.8	$—	$1,883.7	$2.3	$(1,641.5)	$244.5

Balance—January 1, 2025	14.1	$112.0	11.1	4.0	$—	$1,887.9	$(2.3)	$(1,681.9)	$203.7
Net income	—	—	—	—	—	—	—	40.4	40.4
Other comprehensive income	—	—	—	—	—	—	4.6	—	4.6
Conversion of Class B to Class A common stock	—	—	2.2	(2.2)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.3	—	—	(19.0)	—	—	(19.0)
Common stock—share-based compensation expense	—	—	—	—	—	14.8	—	—	14.8
Balance—June 30, 2025	14.1	$112.0	13.6	1.8	$—	$1,883.7	$2.3	$(1,641.5)	$244.5

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—March 31, 2024	14.1	$112.0	9.6	5.0	$—	$1,890.4	$(3.3)	$(1,721.4)	$165.7
Net loss	—	—	—	—	—	—	—	(7.8)	(7.8)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	—	(0.1)
Conversion of Class B to Class A common stock	—	—	0.6	(0.6)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.4	—	—	(13.7)	—	2.4	(11.3)
Common stock—share-based compensation expense	—	—	—	—	—	3.8	—	—	3.8
Warrant compensation expense	—	—	—	—	—	1.0	—	—	1.0
Balance—June 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,881.5	$(3.4)	$(1,726.8)	$151.3

Balance—January 1, 2024	14.1	$112.0	9.5	5.0	$—	$1,883.4	$(2.5)	$(1,715.2)	$165.7
Net loss	—	—	—	—	—	—	—	(14.0)	(14.0)
Other comprehensive loss	—	—	—	—	—	—	(0.9)	—	(0.9)
Conversion of Class B to Class A common stock	—	—	0.6	(0.6)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.5	—	—	(13.7)	—	2.4	(11.3)
Common stock—share-based compensation expense	—	—	—	—	—	8.4	—	—	8.4
Warrant compensation expense	—	—	—	—	—	3.8	—	—	3.8
Warrant issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—June 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,881.5	$(3.4)	$(1,726.8)	$151.3
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income (loss)	$40.4	$(14.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	14.8	8.4
Warrant compensation expense	—	3.8
Depreciation and amortization	4.0	6.9
Bad debt expense	17.8	13.9
Changes in operating assets and liabilities:
Premiums receivable	(53.8)	(62.8)
Reinsurance recoverable and receivable	5.1	(31.5)
Prepaid reinsurance premiums	10.2	(0.2)
Other assets	(10.7)	(11.3)
Losses and loss adjustment expenses reserves	31.3	91.6
Unearned premiums	41.3	56.0
Reinsurance premiums payable	(17.0)	1.2
Accounts payable and accrued expenses	(19.0)	(11.0)
Other liabilities	14.4	26.1
Net cash provided by operating activities	78.8	77.1
Cash flows from investing activities:
Purchases of investments	(45.9)	(95.5)
Proceeds from maturities, calls and pay downs of investments	34.2	26.2
Sales of investments	0.1	—
Capitalization of internally developed software	(6.0)	(4.6)
Purchases of fixed assets	—	(0.4)
Net cash used in investing activities	(17.6)	(74.3)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	0.4	—
Taxes paid related to net share settlement of equity awards	(19.4)	(11.3)
Payment of preferred stock and related warrants issuance costs	—	(3.0)
Net cash used in financing activities	(19.0)	(14.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	42.2	(11.5)
Cash, cash equivalents and restricted cash at beginning of period	600.3	679.7
Cash, cash equivalents and restricted cash at end of period	$642.5	$668.2

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies, Root Florida Insurance Company, a Florida-domiciled insurance company, and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us,” or “our.”
We were formed in 2015 and began writing personal auto insurance in July 2016. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through partnerships and mobile apps. We offer auto and renters insurance products underwritten by Root Insurance Company and auto insurance only through Root Property & Casualty Insurance Company and Root Florida Insurance Company.
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 26, 2025.
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
Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	June 30,	December 31,
	2025	2024
	(dollars in millions)
Cash and cash equivalents	$641.4	$599.3
Restricted cash	1.1	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$642.5	$600.3

Deferred Policy Acquisition Costs—Deferred policy acquisition costs, net of accumulated amortization, was $38.7 million and $29.3 million as of June 30, 2025 and December 31, 2024, respectively. We amortized deferred policy acquisition costs of $18.3 million and $29.7 million for the three and six months ended June 30, 2025, respectively, and $9.1 million and $15.7 million for the three and six months ended June 30, 2024, respectively.
Performance-Based Restricted Stock Units—In the second quarter of 2025, we granted 0.2 million performance-based restricted stock units to our executive officers and certain key employees as part of our equity compensation plan. The actual number of performance-based restricted stock units can vary from zero to 200% of the target depending on goal achievement relative to a gross accident period loss ratio and policies in force goal matrix. The overall performance period begins on January 1, 2025 and ends on December 31, 2027 and is divided into three sub-performance periods, each beginning on January 1, 2025 and ending on December 31 of 2025, 2026, and 2027, respectively. These overlapping sub-performance periods are one, two, and three years in duration. Expense for each sub-performance period is recognized ratably over the requisite service period. Awards earned in any sub-performance period vest on the Compensation Committee Certification date, which is expected to be in the first quarter of the subsequent year.
The performance-based restricted stock units expense is recognized based on the grant date fair value of the award, which was determined using the Company’s close price as of the grant date. This expense is recognized using a graded vesting approach. We assess the probability of the performance conditions being met on a quarterly basis and begin recognizing expense only once it is deemed probable that the performance criteria will be satisfied.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities	$47.4	$—	$0.7	$(0.1)	$48.0
Municipal securities	22.3	—	0.2	(0.2)	22.3
Corporate debt securities	121.7	—	1.3	(0.4)	122.6
Asset-backed securities	125.5	—	1.1	(0.3)	126.3
Total fixed maturities	316.9	—	3.3	(1.0)	319.2
Short-term investments	3.5	—	—	—	3.5
Total	$320.4	$—	$3.3	$(1.0)	$322.7

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$46.5	$—	$—	$(0.3)	$46.2
Municipal securities	23.9	—	0.1	(0.5)	23.5
Corporate debt securities	106.6	—	0.3	(1.2)	105.7
Asset-backed securities	117.3	—	0.4	(1.1)	116.6
Total fixed maturities	294.3	—	0.8	(3.1)	292.0
Short-term investments	14.8	—	—	—	14.8
Total	$309.1	$—	$0.8	$(3.1)	$306.8
Management reviewed the available-for-sale fixed maturity securities and short-term investments at each balance sheet date to consider whether it was necessary to recognize a credit loss as of June 30, 2025 and December 31, 2024. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery. Management concluded that the unrealized losses on the available-for-sale fixed maturity securities and short-term investments were due to non-credit related factors and, therefore, there was no allowance for credit loss as of June 30, 2025 and December 31, 2024.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities	$2.7	$—	$0.7	$(0.1)	$3.4	$(0.1)
Municipal securities	1.3	—	8.3	(0.2)	9.6	(0.2)
Corporate debt securities	26.1	(0.1)	11.2	(0.3)	37.3	(0.4)
Asset-backed securities	17.4	(0.1)	8.0	(0.2)	25.4	(0.3)
Total fixed maturities	47.5	(0.2)	28.2	(0.8)	75.7	(1.0)
Short-term investments	3.5	—	—	—	3.5	—
Total	$51.0	$(0.2)	$28.2	$(0.8)	$79.2	$(1.0)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$26.4	$(0.3)	$1.8	$—	$28.2	$(0.3)
Municipal securities	7.1	(0.1)	10.4	(0.4)	17.5	(0.5)
Corporate debt securities	49.5	(0.6)	21.1	(0.6)	70.6	(1.2)
Asset backed securities	53.6	(0.6)	10.6	(0.5)	64.2	(1.1)
Total fixed maturities	136.6	(1.6)	43.9	(1.5)	180.5	(3.1)
Short-term investments	6.4	—	—	—	6.4	—
Total	$143.0	$(1.6)	$43.9	$(1.5)	$186.9	$(3.1)

Other Investments
As of June 30, 2025 and December 31, 2024, other investments related to our private equity investments were $4.4 million. There were no realized or unrealized gains or losses or impairment losses recognized on private equity investments for the three and six months ended June 30, 2025 and 2024.
There were no realized gains or losses on short-term investments and available-for-sale fixed maturities for the three and six months ended June 30, 2025 and 2024.

The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at June 30, 2025:

	June 30, 2025
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$32.0	$31.9
Due after one year through five years	213.6	215.4
Due five years through 10 years	36.8	37.3
Due after 10 years	38.0	38.1
Total	$320.4	$322.7
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following table sets forth the components of net investment income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in millions)
Interest on fixed maturities and short-term investments	$3.6	$2.3	$7.0	$4.0
Interest on cash and cash equivalents	6.3	8.2	12.3	16.3
Total	9.9	10.5	19.3	20.3
Investment expense	(0.5)	(0.5)	(1.2)	(1.1)
Net investment income	$9.4	$10.0	$18.1	$19.2

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$67.5	$67.8	21.0%
AA+, AA, AA-, A-1+	151.5	152.7	47.3
A+, A, A-	82.0	82.6	25.6
BBB+, BBB, BBB-	19.3	19.5	6.1
BB+	0.1	0.1	—
Total	$320.4	$322.7	100.0%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$75.2	$74.8	24.4%
AA+, AA, AA-, A-1+	146.0	145.0	47.3
A+, A, A-	67.8	67.1	21.9
BBB+, BBB, BBB-	20.1	19.9	6.4
Total	$309.1	$306.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities	$48.0	$—	$—	$48.0
Municipal securities	—	22.3	—	22.3
Corporate debt securities	—	122.6	—	122.6
Asset-backed securities	—	126.3	—	126.3
Total fixed maturities	48.0	271.2	—	319.2
Short-term investments	3.5	—	—	3.5
Cash equivalents	349.5	—	—	349.5
Total assets at fair value	$401.0	$271.2	$—	$672.2

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$46.2	$—	$—	$46.2
Municipal securities	—	23.5	—	23.5
Corporate debt securities	—	105.7	—	105.7
Asset-backed securities	—	116.6	—	116.6
Total fixed maturities	46.2	245.8	—	292.0
Short-term investments	11.8	3.0	—	14.8
Cash equivalents	342.4	—	—	342.4
Total assets at fair value	$400.4	$248.8	$—	$649.2
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of June 30, 2025 and December 31, 2024, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of June 30, 2025	Estimated Fair Value as of June 30, 2025	Carrying Amount as of December 31, 2024	Estimated Fair Value as of December 31, 2024
	(dollars in millions)
Long-term debt	$200.1	$204.6	$200.1	$204.9
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Six Months Ended June 30,
	2025	2024
	(dollars in millions)
Gross loss and LAE reserves, January 1	$413.2	$284.2
Reinsurance recoverable on unpaid losses	(48.0)	(43.8)
Net loss and LAE reserves, January 1	365.2	240.4
Net incurred loss and LAE related to:
Current year	452.9	361.3
Prior years	(14.0)	(4.6)
Total incurred	438.9	356.7
Net paid loss and LAE related to:
Current year	205.9	153.5
Prior years	189.7	119.5
Total paid	395.6	273.0
Net loss and LAE reserves, June 30	408.5	324.1
Plus reinsurance recoverable on unpaid losses	36.0	51.7
Gross loss and LAE reserves, June 30	$444.5	$375.8
Incurred losses and LAE attributable to prior accident years was a decrease of $14.0 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2024 on both liability and physical damage coverages. For the six months ended June 30, 2024, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2023 on both liability and physical damage coverages.

6. REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive income (loss) for reinsurance for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in millions)
Premiums written:
Direct	$277.3	$250.1	$615.0	$523.0
Assumed	68.9	58.1	142.0	115.9
Ceded	(12.2)	(44.6)	(31.0)	(91.3)
Net premiums written	$334.0	$263.6	$726.0	$547.6
Premiums earned:
Direct	$302.1	$252.7	$584.1	$481.1
Assumed	69.2	55.3	131.6	101.9
Ceded	(18.3)	(46.4)	(41.4)	(91.1)
Net premiums earned	$353.0	$261.6	$674.3	$491.9
Losses and LAE incurred:
Direct	$186.7	$173.6	$357.2	$335.8
Assumed	55.8	45.1	101.3	76.6
Ceded	(9.2)	(28.4)	(19.6)	(55.7)
Net losses and LAE incurred	$233.3	$190.3	$438.9	$356.7
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
The following summarizes the carrying value of long-term debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(dollars in millions)
Principal balance	$200.0	$200.0
Accrued interest payable	3.5	3.8
Unamortized discount and debt issuance costs	(3.4)	(3.7)
Total	$200.1	$200.1

8.INCOME TAXES
The consolidated effective tax rate was zero for the three and six months ended June 30, 2025 and 2024. The difference between these rates and the U.S. federal income tax rate of 21% was primarily due to a full valuation allowance on our U.S. deferred tax assets.
As of June 30, 2025 and December 31, 2024, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.
In July 2025, the One Big Beautiful Bill Act of 2025, or OBBBA, was enacted in the U.S. which, among other things, changes certain provision in the U.S. Tax Code. We do not expect the OBBBA to have a material impact on our results of operations or financial condition, and is not expected to have a material impact on the Notes to Condensed Consolidated Financial Statements.
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
As of June 30, 2025, all of the short-term warrants have vested and all of the respective compensation cost has been recognized. While the short-term warrants are vested and outstanding, it is not a possible outcome for the long-term warrants to also vest, so they are considered not probable of vesting. If, however, the short-term warrants expire unexercised during 2025, and at that time certain long-term warrants become probable of vesting, we would recognize a cumulative warrant expense catch-up in other insurance expense considering the probability of and progress toward achieving the long-term warrant policy origination milestones.
We recognized warrant compensation expense related to these equity-classified warrants based on policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, or Integrated Platform. All of these warrants are out-of-the-money and therefore have no intrinsic value as of June 30, 2025.
We recognized warrant compensation expense of zero and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. We recognized warrant compensation expense of zero and $3.8 million for the six months ended June 30, 2025 and 2024, respectively. Warrant compensation expense is recorded in other insurance expense in the condensed consolidated statements of operations and comprehensive income (loss).

The following table provides other key terms of the warrants:

Warrants	Exercise Price	Shares Issued (in millions)	Unrecognized Compensation Costs (in millions)	Vesting Condition
Short-Term
Tranche 1	$180.00	2.4	$—	Completing the Integrated Platform
Tranche 2	$198.00	3.2	—	50,000 policy originations
Tranche 3	$216.00	1.6	—	75,000 policy originations
Total Short-Term		7.2	$—

Long-Term
Tranche 1	$180.00	1.4	$11.0	100,000 policy originations
Tranche 2	$225.00	1.5	9.4	200,000 policy originations
Tranche 3	$270.00	1.5	6.6	300,000 policy originations
Tranche 4	$405.00	1.5	2.4	400,000 policy originations
Tranche 5	$540.00	1.3	1.0	500,000 policy originations
Total Long-Term		7.2	$30.4
Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, service-based restricted stock units, performance-based restricted stock units, market-based restricted stock units, and incentive and nonqualified stock options) to our officers, directors, and employees. As of June 30, 2025, we had 1.7 million common shares available for issuance under the Plan.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.8	$0.4	$1.4	$0.8
Sales and marketing	0.3	0.2	0.5	0.3
Other insurance expense	0.2	0.1	0.5	0.3
Technology and development	1.5	0.7	2.8	1.5
General and administrative	5.6	2.4	9.6	5.5
Total share-based compensation expense	$8.4	$3.8	$14.8	$8.4

The unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units and unvested stock options as of June 30, 2025 is as follows:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units	Unvested Stock Options
	(dollars in millions)
Unrecognized compensation costs	$27.2	$33.1	$0.6	$0.3
Remaining weighted-average period cost is expected to be recognized (in years)	1.6	3.0	1.7	1.3
Restricted Stock Units
A summary of restricted stock units activity for the six months ended June 30, 2025 is as follows:

	Six Months Ended June 30, 2025
	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in millions, except per share amounts)
Unvested at January 1, 2025	1.0	$25.89	0.2	$75.55	0.4	$5.71
Granted	0.1	125.63	0.2	125.91	—	—
Vested	(0.4)	21.70	—	—	(0.1)	6.70
Forfeited, expired or canceled	—	52.34	—	—	—	—
Unvested at June 30, 2025	0.7	$45.56	0.4	$93.78	0.3	$5.43
Additional information pertaining to restricted stock units for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024
	(dollars in millions)
Service-based restricted stock units:
Total grant date fair value of awards granted	$17.3	$7.3
Total grant date fair value of awards vested	8.3	9.3
Total intrinsic value of awards vested	44.6	29.7

Performance-based restricted stock units:
Total grant date fair value of awards granted	$17.3	$—

Market-based restricted stock units:
Total grant date fair value of awards vested	$0.5	$0.3
Total intrinsic value of awards vested	10.1	2.4

Stock Options
A summary of option activity for the six months ended June 30, 2025 is as follows:

	Six Months Ended June 30, 2025
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2025	0.1	$34.13	3.15	$6.7
Granted	—	—
Exercised	—	13.09		3.2
Forfeited, expired or canceled	—	45.53
Outstanding and exercisable at June 30, 2025	0.1	$34.80	2.78	$10.0
10.EARNINGS (LOSS) PER SHARE
The following table displays the computation of basic and diluted earnings (loss) per share, or EPS, for both Class A and Class B common stock for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Numerator:
Net income (loss)	$22.0	$(7.8)	$40.4	$(14.0)
Less: Undistributed income allocated to participating securities	(1.1)	—	(2.0)	—
Net income (loss) attributable to common shareholders	20.9	(7.8)	38.4	(14.0)
Denominator:
Weighted-average common shares outstanding: basic (both Class A and B)	15.4	14.9	15.3	14.8
Effect of dilutive securities:
Redeemable convertible preferred stock	0.8	—	0.8	—
Service-based restricted stock units	0.5	—	0.6	—
Market-based restricted stock units	0.3	—	0.3	—
Stock options	0.1	—	0.1	—
Weighted-average common shares outstanding: diluted (both Class A and B)	17.1	14.9	17.1	14.8
Earnings (loss) per common share (both Class A and B):
Basic	$1.36	$(0.52)	$2.51	$(0.95)
Diluted	$1.29	$(0.52)	$2.36	$(0.95)
For the three and six months ended June 30, 2024, we operated at a loss and, therefore, the conversion of common stock equivalents would increase the denominator of the diluted EPS calculation and create a lower EPS. Therefore, these common stock equivalents are considered anti-dilutive and diluted EPS is equal to basic EPS.

We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Stock options	—	0.1	—	0.1
Nonvested shares subject to repurchase	—	0.1	—	0.1
Service-based restricted stock units	—	1.0	—	1.0
Market-based restricted stock units	—	0.4	—	0.4
Redeemable convertible preferred stock (as converted to common stock)	—	0.8	—	0.8
Warrants to purchase common stock	7.5	7.7	7.5	7.7
Total	7.5	10.1	7.5	10.1

11.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$70.8	20.5%	$61.7	20.0%	$145.9	19.3%	$123.3	19.3%
Georgia	41.0	11.8	41.1	13.3	87.5	11.6	80.5	12.6
Florida	26.8	7.7	28.4	9.2	57.9	7.6	44.0	6.9
California	24.3	7.0	9.4	3.0	50.0	6.6	14.1	2.2
Pennsylvania	20.5	5.9	17.8	5.8	44.2	5.8	35.3	5.5
Colorado	18.6	5.4	17.3	5.6	40.5	5.4	35.5	5.6
South Carolina	10.2	3.0	9.6	3.1	28.0	3.7	31.6	4.9
Arizona	11.5	3.3	12.7	4.1	25.1	3.3	26.6	4.2
Nevada	8.1	2.3	4.5	1.5	20.3	2.7	8.9	1.4
Oklahoma	8.0	2.3	6.5	2.1	18.0	2.4	15.1	2.4
All others states	106.4	30.8	99.2	32.3	239.6	31.6	224.0	35.0
Total	$346.2	100.0%	$308.2	100.0%	$757.0	100.0%	$638.9	100.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 26, 2025, or the 2024 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the 2024 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe our data- and technology-driven approach to pricing and underwriting allows for rapid response to macroeconomic trends and volatility through quick, appropriate rate actions aided by segmenting individual risk based on complex behavioral data and proprietary telematics models. Through continued development of machine-learning loss models, which allow us to respond more quickly to changes in the market, we expect improvement in pricing segmentation. We believe this allows us to operate with a cost-to-acquire and cost-to-serve advantage. We believe that through prudent investment in and diversification of our distribution channels, including leveraging proprietary data science and technology and a focus on partnerships with automotive, financial services, and independent agents, will position us for sustainable, long-term and profitable growth.
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
Recent Developments Affecting Comparability
General Macroeconomic Factors
Economic instability has led to acute inflationary pressures, supply chain disruptions, changes in interest rates and changes in equity markets. In addition, economic uncertainty has developed as a result of dialogue and imposition of substantial tariffs and potential retaliatory tariffs. There remains uncertainty around the future of inflation, including as a result of new or increased tariffs; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio, increase nonpayment cancellations or have other adverse effects, including variability in the competitive environment. We have also seen an increase in vehicle repair and medical costs, which are affected by inflation. These cost increases have resulted in greater claims severity. Additionally, we continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital.
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

Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. See the section titled “—Non-GAAP Financial Measures” for additional information regarding our use of direct contribution and adjusted EBITDA and their reconciliations to the most directly comparable GAAP measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in millions, except premiums per policy)
Policies in force	455,493	406,283	455,493	406,283
Premiums per policy	$1,616	$1,522	$1,616	$1,522
Premiums in force	$1,472.2	$1,236.7	$1,472.2	$1,236.7
Gross premiums written	$346.2	$308.2	$757.0	$638.9
Gross premiums earned	$371.3	$308.0	$715.7	$583.0
Gross profit	$101.7	$70.8	$208.8	$134.7
Net income (loss)	$22.0	$(7.8)	$40.4	$(14.0)
Direct contribution	$125.8	$87.0	$252.9	$167.7
Adjusted EBITDA	$37.6	$12.1	$69.5	$27.2
Net loss and LAE ratio	66.1%	72.7%	65.1%	72.5%
Net expense ratio	29.1%	30.0%	30.3%	29.9%
Net combined ratio	95.2%	102.7%	95.4%	102.4%
Gross loss ratio	58.0%	61.6%	57.1%	61.1%
Gross LAE ratio	7.3%	9.4%	7.0%	9.6%
Gross expense ratio	29.0%	28.9%	30.1%	29.1%
Gross combined ratio	94.3%	99.9%	94.2%	99.8%
Gross accident period loss ratio	59.6%	61.0%	57.7%	59.6%
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
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit excluding net investment income, acquisition costs, which include report costs and refunds related to these expenses and commission expenses related to our partnership channel, and fixed expenses, which include certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, or Integrated Platform, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses. Further impacts related to reinsurance are excluded, these consist of ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures profitability of our total policy portfolio prior to the impact of reinsurance.
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
We plan to continue investing in and diversifying our marketing channels to attract and acquire new customers, increase our brand awareness, and expand our product offerings within certain markets. We expect that our sales and marketing will vary based upon the competitive environment and other investments in acquisition. Over the long term we expect it will decrease as a percentage of revenue as the proportion of renewals to our total business increases.
Other Insurance Expense
Other insurance expense includes expenses primarily related to insurance and underwriting operations of the business, and is comprised of acquisition, variable and fixed expenses. We view report costs and refunds related to these expenses and commission expenses related to our partnership channel as acquisition costs. We view premium taxes, credit card and policy processing expenses and premium write-offs as variable costs. We view insurance license expenses, certain warrant compensation expense related to policies originating through the Integrated Platform, low-income housing tax credits which offset certain state premium taxes, Personnel Costs and Overhead related to actuarial and certain data science activities as fixed costs.

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
These expenses are recognized net of ceding commissions earned from our quota share reinsurance agreements. The ceding commission provides for reimbursement of both direct and other periodic acquisition costs, including certain underwriting and marketing costs, and is presented as a reduction of other insurance expense. Other insurance expense may increase in the near term due to higher warrant compensation expense. This could occur if the short-term warrants expire unexercised and, at that time, certain long-term warrants become probable of vesting. As a result, we would recognize a cumulative warrant expense catch-up, the magnitude of which would vary considering probability of and progress towards achieving the long-term warrant policy origination milestones.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$353.0	$261.6	$91.4	34.9%
Net investment income	9.4	10.0	(0.6)	(6.0)%
Fee income	19.7	16.6	3.1	18.7%
Other income	0.8	1.0	(0.2)	(20.0)%
Total revenues	382.9	289.2	93.7	32.4%
Operating expenses:
Loss and loss adjustment expenses	233.3	190.3	43.0	22.6%
Sales and marketing	37.1	34.2	2.9	8.5%
Other insurance expense	47.9	28.1	19.8	70.5%
Technology and development	13.7	14.7	(1.0)	(6.8)%
General and administrative	23.6	18.1	5.5	30.4%
Total operating expenses	355.6	285.4	70.2	24.6%
Operating income	27.3	3.8	23.5	618.4%
Interest expense	(5.3)	(11.6)	6.3	(54.3)%
Income (loss) before income tax expense	22.0	(7.8)	29.8	382.1%
Income tax expense	—	—	—	—%
Net income (loss)	22.0	(7.8)	29.8	382.1%
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	1.6	(0.1)	1.7	1700.0%
Comprehensive income (loss)	$23.6	$(7.9)	$31.5	398.7%

Revenue
Net Premiums Earned
Net premiums earned increased primarily due to an increase in policies in force as a result of continued growth in our partnership channel, reduced cessions of gross premiums earned to reinsurers between periods and greater premiums per policy resulting from a shift in customer mix and rate actions in 2024.
During the three months ended June 30, 2025 and 2024, we ceded approximately 4.9% and 15.1% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Gross premiums written	$346.2	$308.2	$38.0	12.3%
Ceded premiums written	(12.2)	(44.6)	32.4	(72.6)%
Net premiums written	334.0	263.6	70.4	26.7%

Gross premiums earned	371.3	308.0	63.3	20.6%
Ceded premiums earned	(18.3)	(46.4)	28.1	(60.6)%
Net premiums earned	$353.0	$261.6	$91.4	34.9%
Gross premiums written increased for the three months ended June 30, 2025 primarily due to growth in new writings as a result of continued growth in our partnership channel compared to the same period in 2024. The increase in gross premiums earned was primarily due to greater policies in force and a 6.2% increase in premiums per policy primarily attributable to a shift in customer mix and rate actions in 2024.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance for the three months ended June 30, 2025 compared to the same period in 2024. This volume-driven increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower than expected reported activity.
Gross accident period loss ratio decreased to 59.6% for the three months ended June 30, 2025, from 61.0% for the same period in 2024. The change in the ratio was driven by growth in average premium per policy primarily attributable to rate actions and favorable weather-related losses. This was partially offset by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs and a geographic mix shift. We observed a 6% increase in accident period severity per claim and a 2% decrease in claim frequency for the three months ended June 30, 2025 compared to the same period in 2024 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense increased primarily due to a $2.8 million increase in direct performance marketing spend, reflective of our investments to drive accretive growth and deeper market penetration in the states in which we operate. While acquisition expenses increased due to heightened competition in the marketing environment, we remained disciplined in our deployment of direct marketing spend, operating within our estimated return targets.
Other Insurance Expense
Other insurance expense increased primarily due to a $10.0 million increase in our acquisition expenses driven by greater commissions paid related to the continued growth in our partnership channel, including amortization of deferred policy acquisition costs. We also saw a $6.0 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance. We also saw an increase in variable expenses, including a $2.3 million increase in premium taxes, as a result of growth of our earned premium and policies in force.

General and Administrative
General and administrative expense increased primarily due to a $4.0 million increase in personnel costs mainly driven by share-based compensation expenses relating to our equity incentive plan.
Non-Operating Expenses
Interest Expense
Interest expense decreased primarily due to a $5.8 million decrease in debt interest expense as a result of reduced principal and a more favorable interest rate in connection with the $200.0 million five-year term loan, or Amended Term Loan.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$674.3	$491.9	$182.4	37.1%
Net investment income	18.1	19.2	(1.1)	(5.7)%
Fee income	38.4	31.3	7.1	22.7%
Other income	1.5	1.7	(0.2)	(11.8)%
Total revenues	732.3	544.1	188.2	34.6%
Operating expenses:
Loss and loss adjustment expenses	438.9	356.7	82.2	23.0%
Sales and marketing	88.6	64.6	24.0	37.2%
Other insurance expense	84.6	52.7	31.9	60.5%
Technology and development	25.1	25.7	(0.6)	(2.3)%
General and administrative	44.1	35.2	8.9	25.3%
Total operating expenses	681.3	534.9	146.4	27.4%
Operating income	51.0	9.2	41.8	454.3%
Interest expense	(10.6)	(23.2)	12.6	(54.3)%
Income (loss) before income tax expense	40.4	(14.0)	54.4	388.6%
Income tax expense	—	—	—	—%
Net income (loss)	40.4	(14.0)	54.4	388.6%
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments	4.6	(0.9)	5.5	611.1%
Comprehensive income (loss)	$45.0	$(14.9)	$59.9	402.0%
Revenue
Net Premiums Earned
Net premiums earned increased primarily due to an increase in policies in force as a result of continued growth in our partnership channel, reduced cessions of gross premiums earned to reinsurers between periods and greater premiums per policy resulting from a shift in customer mix and rate actions in 2024.

During the six months ended June 30, 2025 and 2024, we ceded approximately 5.8% and 15.6% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.
The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Gross premiums written	$757.0	$638.9	$118.1	18.5%
Ceded premiums written	(31.0)	(91.3)	60.3	(66.0)%
Net premiums written	726.0	547.6	178.4	32.6%

Gross premiums earned	715.7	583.0	132.7	22.8%
Ceded premiums earned	(41.4)	(91.1)	49.7	(54.6)%
Net premiums earned	$674.3	$491.9	$182.4	37.1%
Gross premiums written increased for the six months ended June 30, 2025 primarily due to continued growth in our partnership channel compared to the same period in 2024. The increase in gross premiums earned was primarily due to greater policies in force and a 6.2% increase in premiums per policy primarily attributable to a shift in customer mix and rate actions in 2024.
Fee Income
Fee income increased due to $4.1 million in policy fees and $1.7 million in installment fees due to greater policies in force.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance for the six months ended June 30, 2025 compared to the same period in 2024. This volume-driven increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower than expected reported activity.
Gross accident period loss ratio decreased to 57.7% for the six months ended June 30, 2025, from 59.6% for the same period in 2024. The change in the ratio was driven by growth in average premium per policy primarily attributable to rate actions. This was partially offset by geographic mix shift and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. We observed a 5% increase in accident period severity per claim and a 4% decrease in claim frequency for the six months ended June 30, 2025, compared to the same period in 2024 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense increased primarily due to a $22.3 million increase in direct performance marketing spend, reflective of our investments to drive accretive growth and deeper market penetration in the states in which we operate. While acquisition expenses increased due to heightened competition in the marketing environment, we remained disciplined in our deployment of direct marketing spend, operating within our estimated return targets.

Other Insurance Expense
Other insurance expense increased primarily due to a $14.7 million increase in our acquisition expenses driven by greater commissions paid related to the continued growth in our partnership channel, including amortization of deferred policy acquisition costs. We also saw an $11.7 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance. Variable expenses increased primarily due to a $4.0 million increase in premium write-offs and a $3.8 million increase in premium taxes, as a result of growth of our earned premium and policies in force. Fixed expenses decreased primarily due to $3.8 million of Carvana warrant expense recognized in the first half of 2024, as all short-term warrant expense has been recognized upon vesting.
General and Administrative
General and administrative expense increased primarily due to a $6.0 million increase in personnel costs mainly driven by share-based compensation expenses relating to our equity incentive plan.
Non-Operating Expenses
Interest Expense
Interest expense decreased primarily due to a $11.5 million decrease in debt interest expense as a result of reduced principal and a more favorable interest rate in connection with the Amended Term Loan.
Other Comprehensive Income (Loss)
Changes in Net Unrealized Gains (Losses) on Investments
Changes in net unrealized gains (losses) on investments increased to net unrealized gains primarily attributable to changes in the interest rate environment.

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
The following table provides a reconciliation of total revenue to direct contribution for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in millions)
Total revenue	$382.9	$289.2	$732.3	$544.1
Loss and loss adjustment expenses	(233.3)	(190.3)	(438.9)	(356.7)
Other insurance expense	(47.9)	(28.1)	(84.6)	(52.7)
Gross profit	101.7	70.8	208.8	134.7
Net investment income	(9.4)	(10.0)	(18.1)	(19.2)
Adjustments from other insurance expense(1)	29.5	18.6	51.7	39.4
Ceded premiums earned	18.3	46.4	41.4	91.1
Ceded loss and loss adjustment expenses	(9.2)	(28.4)	(19.6)	(55.7)
Net ceding commission and other(2)	(5.1)	(10.4)	(11.3)	(22.6)
Direct contribution	$125.8	$87.0	$252.9	$167.7
______________
(1) Adjustments from other insurance expense consists of acquisition costs, including report costs and refunds related to these expenses and commission expenses related to our partnership channel of $25.0 million and $44.7 million for the three and six months ended June 30, 2025, respectively, and $14.1 million and $29.7 million for the three and six months ended June 30, 2024, respectively. Adjustments from other insurance expense also consists of fixed expenses, including certain warrant compensation expense related to policies originating through the Integrated Platform, Personnel Costs, Overhead, licenses, professional fees and other of $4.6 million and $7.1 million for the three and six months ended June 30, 2025, respectively, and $4.5 million and $9.7 million for the three and six months ended June 30, 2024, respectively.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in millions)
Net income (loss)	$22.0	$(7.8)	$40.4	$(14.0)
Adjustments:
Interest expense	5.2	10.8	10.3	21.7
Income tax expense	—	—	—	—
Depreciation and amortization	1.9	3.9	3.9	6.7
Share-based compensation	8.4	3.8	14.8	8.4
Warrant compensation expense	—	1.0	—	3.8
Restructuring costs(1)	0.1	—	0.1	0.1
Other(2)	—	0.4	—	0.5
Adjusted EBITDA	$37.6	$12.1	$69.5	$27.2
______________
(1) Restructuring costs consist of employee costs and real estate exit costs. This includes depreciation and amortization of $0.1 million for the three and six months ended June 30, 2025 and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.
(2) Other primarily reflects legal costs and other items that do not reflect our ongoing operating performance. Legal and other fees related to the 2022 misappropriation of funds by a former senior marketing employee of zero for the three and six months ended June 30, 2025 and $0.4 million and $0.5 million for the three and six months ended June 30, 2024, respectively.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of stock and debt. Cash generated from operations is highly dependent on being able to efficiently acquire and maintain customers while pricing our insurance products appropriately. We are continuously evaluating alternatives for efficiently funding our ongoing operations and reducing our cost of capital. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of stock and debt.
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

Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by three of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies, and Root Florida Insurance Company, a Florida-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and the State of Florida. Our domestic insurance subsidiaries are not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director. During the six months ended June 30, 2025, the Ohio Department of Insurance approved Root Insurance Company to distribute two extraordinary dividends. As a result, $10.0 million has been distributed to Caret Holdings, Inc., its parent company, net of capital contributed to our regulated insurance entities.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of June 30, 2025, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At June 30, 2025, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio up to 15:1, which we maintained as of June 30, 2025. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are assumed insurance premiums, net investment income and capital contributions from the holding company. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must notify CIMA before it can pay any dividend to the holding company. During the six months ended June 30, 2025, Root Re distributed a dividend of $25.0 million to Caret Holdings, Inc., its parent company.
Financing Arrangements
In October 2024, we entered into the Amended Term Loan with the principal amount due and payable upon maturity on October 29, 2030. Interest is payable quarterly and determined on a floating interest rate calculated on the Secured Overnight Financing Rate with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00% based upon the debt-to-capital ratio payable quarterly.
Liquidity
As of June 30, 2025, we had $641.4 million in cash and cash equivalents, of which $314.2 million was held outside of regulated insurance entities. We also had $322.7 million in marketable securities.
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

Tax withholding obligations arise upon vesting of shares of service-based restricted stock units, or RSUs, performance-based restricted stock units, and market-based restricted stock units, and these obligations must be satisfied at the time they arise through cash payments remitted to the relevant tax authorities. To the extent we satisfy our tax withholding obligations with respect to these equity compensation awards by withholding shares and remitting cash to the relevant tax authorities, the amount of cash payments due for taxes upon the vesting of such equity compensation awards is dependent on the price of our Class A common stock on the applicable vesting dates and could be substantial. Future obligations could have a negative impact on our liquidity and ability to use funds for operational purposes. During the second quarter of 2025, we paid $16.3 million in tax withholding obligations arising from the vesting of shares of RSUs and market-based restricted stock units.
For illustrative purposes, assuming a stock price of $125.28 per share (the closing price of our shares of Class A common stock on the The Nasdaq Stock Market on July 1, 2025), we estimate that our tax withholding obligations on account of remaining vesting events for the third and fourth quarter of 2025 and the first and second quarter of 2026 of approximately $3.6 million, $3.6 million, $6.4 million and $11.6 million, respectively.
Our debt covenants required cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $50.0 million.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$78.8	$77.1
Net cash used in investing activities	(17.6)	(74.3)
Net cash used in financing activities	(19.0)	(14.3)
Net cash provided by operating activities for the six months ended June 30, 2025 was $78.8 million compared to $77.1 million for the six months ended June 30, 2024. The increase in cash provided by operating activities was due to higher net income between the periods and timing of reinsurance receipts. This was partially offset by a change in loss and LAE reserves due to growth in policies in force, timing of reinsurance payments and change in premiums not yet earned due to growth.
Net cash used in investing activities for the six months ended June 30, 2025 was $17.6 million compared to $74.3 million for the six months ended June 30, 2024. The decrease in cash used in investing activities was primarily due to lower purchases of investments and higher proceeds from maturities, calls and pay downs of investments for the six months ended June 30, 2025 compared to the same period in 2024.
Net cash used in financing activities for the six months ended June 30, 2025 was $19.0 million compared to $14.3 million for the six months ended June 30, 2024. The increase in cash used in financing activities was primarily due to tax withholding obligations arising from the vesting of shares of RSUs and market-based restricted stock units during the six months ended June 30, 2025.

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
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in our 2024 10-K and the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates from those discussed in our 2024 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2024 10-K.

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1.  Legal Proceedings.
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flows.

Item 1A.  Risk Factors.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
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
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The supervisory DOIs may, in the future, adopt statutory provisions more restrictive than those currently in effect.
Further, the Amended Term Loan includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividend or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the Amended Term Loan.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2025.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	First Amendment to Form of Common Stock Purchase Warrant (Tranche 1), dated October 29, 2024	10-Q	001-39658	4.5	October 30, 2024

10.1#	Amended and Restated Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement (2024 Grant)					X

10.2#	Amended and Restated Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement Retirement-Eligible (2024 Grant)					X

10.3#	Policy for the Acceleration of Equity Awards in the Event of Death					X

10.4#	Root, Inc. Non-Employee Director Compensation Policy adopted May 1, 2025					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Root, Inc.

Date: August 6, 2025	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2025	By:	/s/ Ryan Forish
Ryan Forish
Chief Accounting Officer
(Principal Accounting Officer)