Form 10-Q
period 2025-09-30
Root, Inc.
filed 2025-11-05
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2025, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 13,702,725 and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 1,806,236.

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
•our expectations regarding our future financial performance, including total revenue, gross profit, net (loss) income, direct contribution, adjusted EBITDA, net loss and loss adjustment expense, or LAE, ratio, net expense ratio, net combined ratio, gross loss ratio, marketing costs and costs of customer acquisition, gross LAE ratio, gross expense ratio, gross combined ratio, operating expenses, quota share levels, changes in unencumbered cash balances and expansion of our new and renewal premium base;
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
•our ability to realize profits and extend our capital runway;
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
•the impact of moratoriums, mandates and similar regulations or requests related to the federal government shutdown that negatively impact our ability to charge or increase premiums or result in increased premium write offs;
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

Part I.  Financial Information
Item 1.  Financial Statements. - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	September 30,	December 31,
	2025	2024
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $354.3 and $294.3 at September 30, 2025 and December 31, 2024, respectively)	$357.8	$292.0
Short-term investments (amortized cost: zero and $14.8 at September 30, 2025 and December 31, 2024, respectively)	—	14.8
Other investments	4.4	4.4
Total investments	362.2	311.2
Cash and cash equivalents	653.3	599.3
Restricted cash	1.1	1.0
Premiums receivable, net of allowance of $8.0 and $9.8 at September 30, 2025 and December 31, 2024, respectively	352.5	305.3
Reinsurance recoverable and receivable, net of allowance of $0.1 at September 30, 2025 and December 31, 2024	142.3	150.6
Prepaid reinsurance premiums	11.7	25.1
Other assets	119.3	103.2
Total assets	$1,642.4	$1,495.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$462.9	$413.2
Unearned premiums	409.3	353.9
Long-term debt	200.4	200.1
Reinsurance premiums payable	12.0	32.8
Accounts payable and accrued expenses	58.6	71.1
Other liabilities	122.2	108.9
Total liabilities	1,265.4	1,180.0
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at September 30, 2025 and December 31, 2024 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 13.7 and 11.1 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Class B convertible common stock, $0.0001 par value, 269.0 shares authorized, 1.8 and 4.0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,908.4	1,887.9
Accumulated other comprehensive income (loss)	3.5	(2.3)
Accumulated loss	(1,646.9)	(1,681.9)
Total stockholders’ equity	265.0	203.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,642.4	$1,495.7
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Revenues:
Net premiums earned	$360.1	$279.3	$1,034.4	$771.2
Net investment income	7.0	8.0	25.1	27.2
Fee income	19.8	17.1	58.2	48.4
Other income	0.9	1.3	2.4	3.0
Total revenues	387.8	305.7	1,120.1	849.8
Operating expenses:
Loss and loss adjustment expenses	239.4	184.5	678.3	541.2
Sales and marketing	40.6	34.0	129.2	98.6
Other insurance expense	67.0	22.4	151.6	75.1
Technology and development	14.7	12.9	39.8	38.6
General and administrative	25.8	17.5	69.9	52.7
Total operating expenses	387.5	271.3	1,068.8	806.2
Operating income	0.3	34.4	51.3	43.6
Interest expense	(5.3)	(11.6)	(15.9)	(34.8)
(Loss) income before income tax expense	(5.0)	22.8	35.4	8.8
Income tax expense	(0.4)	—	(0.4)	—
Net (loss) income	(5.4)	22.8	35.0	8.8
Net income attributable to participating securities	—	(1.1)	(1.8)	(0.5)
Net (loss) income attributable to common shareholders	(5.4)	21.7	33.2	8.3
Other comprehensive income:
Net (loss) income	(5.4)	22.8	35.0	8.8
Changes in net unrealized gains on investments	1.2	5.5	5.8	4.6
Comprehensive (loss) income	$(4.2)	$28.3	$40.8	$13.4
(Loss) earnings per common share: (both Class A and B)
Basic	$(0.35)	$1.45	$2.17	$0.56
Diluted	$(0.35)	$1.35	$2.05	$0.52
Weighted-average common shares outstanding: (both Class A and B)
Basic	15.4	15.0	15.3	14.8
Diluted	15.4	16.9	17.1	16.8

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—June 30, 2025	14.1	$112.0	13.6	1.8	$—	$1,883.7	$2.3	$(1,641.5)	$244.5
Net loss	—	—	—	—	—	—	—	(5.4)	(5.4)
Other comprehensive income	—	—	—	—	—	—	1.2	—	1.2
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	(4.1)	—	—	(4.1)
Common stock—share-based compensation expense	—	—	—	—	—	11.6	—	—	11.6
Warrant compensation expense	—	—	—	—	—	17.2	—	—	17.2
Balance—September 30, 2025	14.1	$112.0	13.7	1.8	$—	$1,908.4	$3.5	$(1,646.9)	$265.0

Balance—January 1, 2025	14.1	$112.0	11.1	4.0	$—	$1,887.9	$(2.3)	$(1,681.9)	$203.7
Net income	—	—	—	—	—	—	—	35.0	35.0
Other comprehensive income	—	—	—	—	—	—	5.8	—	5.8
Conversion of Class B to Class A common stock	—	—	2.2	(2.2)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.4	—	—	(23.1)	—	—	(23.1)
Common stock—share-based compensation expense	—	—	—	—	—	26.4	—	—	26.4
Warrant compensation expense	—	—	—	—	—	17.2	—	—	17.2
Balance—September 30, 2025	14.1	$112.0	13.7	1.8	$—	$1,908.4	$3.5	$(1,646.9)	$265.0

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—June 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,881.5	$(3.4)	$(1,726.8)	$151.3
Net income	—	—	—	—	—	—	—	22.8	22.8
Other comprehensive income	—	—	—	—	—	—	5.5	—	5.5
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	—	—	—	(2.0)	—	—	(2.0)
Common stock—share-based compensation expense	—	—	—	—	—	4.3	—	—	4.3
Balance—September 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,883.8	$2.1	$(1,704.0)	$181.9

Balance—January 1, 2024	14.1	$112.0	9.5	5.0	$—	$1,883.4	$(2.5)	$(1,715.2)	$165.7
Net income	—	—	—	—	—	—	—	8.8	8.8
Other comprehensive income	—	—	—	—	—	—	4.6	—	4.6
Conversion of Class B to Class A common stock	—	—	0.6	(0.6)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.5	—	—	(15.7)	—	2.4	(13.3)
Common stock—share-based compensation expense	—	—	—	—	—	12.7	—	—	12.7
Warrant compensation expense	—	—	—	—	—	3.8	—	—	3.8
Warrant issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—September 30, 2024	14.1	$112.0	10.6	4.4	$—	$1,883.8	$2.1	$(1,704.0)	$181.9
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash flows from operating activities:
Net income	$35.0	$8.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	26.4	12.7
Warrant compensation expense	17.2	3.8
Depreciation and amortization	8.7	12.1
Bad debt expense	27.1	22.7
Changes in operating assets and liabilities:
Premiums receivable	(74.3)	(84.3)
Reinsurance recoverable and receivable	8.3	(35.3)
Prepaid reinsurance premiums	13.4	10.4
Other assets	(10.3)	(23.1)
Losses and loss adjustment expenses reserves	49.7	108.2
Unearned premiums	55.4	70.7
Reinsurance premiums payable	(20.8)	(8.2)
Accounts payable and accrued expenses	(12.7)	(1.9)
Other liabilities	13.3	29.9
Net cash provided by operating activities	136.4	126.5
Cash flows from investing activities:
Purchases of investments	(103.2)	(147.7)
Proceeds from maturities, calls and pay downs of investments	53.6	40.5
Sales of investments	0.3	0.5
Capitalization of internally developed software	(9.9)	(7.0)
Purchases of fixed assets	—	(0.4)
Net cash used in investing activities	(59.2)	(114.1)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	0.3	—
Taxes paid related to net share settlement of equity awards	(23.4)	(13.3)
Payment of preferred stock and related warrants issuance costs	—	(3.0)
Net cash used in financing activities	(23.1)	(16.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	54.1	(3.9)
Cash, cash equivalents and restricted cash at beginning of period	600.3	679.7
Cash, cash equivalents and restricted cash at end of period	$654.4	$675.8

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
We were formed in 2015 and began writing personal auto insurance in July 2016. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through mobile apps and partnerships. We offer auto and renters insurance products underwritten by Root Insurance Company and auto insurance only through Root Property & Casualty Insurance Company and Root Florida Insurance Company.
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
Segment Information—We are a technology company that provides direct-to-consumer insurance products to customers. We operate as a single reporting segment that is managed on a consolidated basis. Our Chief Executive Officer is our chief operating decision maker, or CODM. The primary measure the CODM utilizes to manage operations, monitor budget versus actual results, and evaluate financial performance is net (loss) income as reported on the condensed consolidated statements of operations and comprehensive (loss) income. This information is regularly provided to the CODM.
The CODM allocates resources based on consolidated expense and forecasted expense information. Significant expenses, which are presented on the condensed consolidated statements of operations and comprehensive (loss) income, include loss and LAE, sales and marketing, other insurance expense and technology and development.

Other segment items include expenses that our CODM does not evaluate for purposes of making operating decisions. These items include general and administrative, interest expense, and income tax expense, which can all be found on the condensed consolidated statements of operations and comprehensive (loss) income. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Cash, Cash Equivalents and Restricted Cash—The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	September 30,	December 31,
	2025	2024
	(dollars in millions)
Cash and cash equivalents	$653.3	$599.3
Restricted cash	1.1	1.0
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$654.4	$600.3

Deferred Policy Acquisition Costs—Deferred policy acquisition costs, net of accumulated amortization, was $41.5 million and $29.3 million as of September 30, 2025 and December 31, 2024, respectively. We amortized deferred policy acquisition costs of $20.6 million and $50.3 million for the three and nine months ended September 30, 2025, respectively, and $8.1 million and $23.8 million for the three and nine months ended September 30, 2024, respectively.
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

Upcoming Accounting Pronouncements—In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting For Internal-Use Software. This ASU removes references to prescriptive and sequential software development stages in the guidance and instead requires entities to capitalize software development costs once management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used for its intended function. The guidance also requires entities to evaluate whether significant development uncertainty exists, which may delay capitalization until such uncertainty has been resolved. This ASU also specifies that the disclosure requirements in Accounting Standards Codification 360-10 are required for all capitalized internal-use software costs.
This ASU may be applied prospectively, retrospectively, or through a modified transition approach with an effective date for all entities for annual reporting periods beginning after December 15, 2027, including interim periods within those reporting periods. Early adoption is permitted. We are currently evaluating the impact of this ASU.
3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities	$45.9	$—	$0.7	$—	$46.6
Municipal securities	24.1	—	0.3	(0.2)	24.2
Corporate debt securities	137.7	—	1.8	(0.2)	139.3
Asset-backed securities	146.6	—	1.4	(0.3)	147.7
Total fixed maturities	$354.3	$—	$4.2	$(0.7)	$357.8

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$46.5	$—	$—	$(0.3)	$46.2
Municipal securities	23.9	—	0.1	(0.5)	23.5
Corporate debt securities	106.6	—	0.3	(1.2)	105.7
Asset-backed securities	117.3	—	0.4	(1.1)	116.6
Total fixed maturities	294.3	—	0.8	(3.1)	292.0
Short-term investments	14.8	—	—	—	14.8
Total	$309.1	$—	$0.8	$(3.1)	$306.8
Management reviewed the available-for-sale fixed maturity securities and short-term investments at each balance sheet date to consider whether it was necessary to recognize a credit loss as of September 30, 2025 and December 31, 2024. We do not intend to sell the securities, and it is not more likely than not that we will be required to sell the securities before recovery. Management concluded that the unrealized losses on the available-for-sale fixed maturity securities and short-term investments were due to non-credit related factors and, therefore, there was no allowance for credit loss as of September 30, 2025 and December 31, 2024.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities	$2.2	$—	$0.7	$—	$2.9	$—
Municipal securities	1.3	—	6.5	(0.2)	7.8	(0.2)
Corporate debt securities	10.9	—	10.3	(0.2)	21.2	(0.2)
Asset-backed securities	12.1	—	8.7	(0.3)	20.8	(0.3)
Total fixed maturities	$26.5	$—	$26.2	$(0.7)	$52.7	$(0.7)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
U.S. Treasury securities and agencies	$26.4	$(0.3)	$1.8	$—	$28.2	$(0.3)
Municipal securities	7.1	(0.1)	10.4	(0.4)	17.5	(0.5)
Corporate debt securities	49.5	(0.6)	21.1	(0.6)	70.6	(1.2)
Asset backed securities	53.6	(0.6)	10.6	(0.5)	64.2	(1.1)
Total fixed maturities	136.6	(1.6)	43.9	(1.5)	180.5	(3.1)
Short-term investments	6.4	—	—	—	6.4	—
Total	$143.0	$(1.6)	$43.9	$(1.5)	$186.9	$(3.1)

Other Investments
As of September 30, 2025 and December 31, 2024, other investments related to our private equity investments were $4.4 million. There were no realized or unrealized gains or losses or impairment losses recognized on private equity investments for the three and nine months ended September 30, 2025 and 2024.
There were no realized gains or losses on short-term investments and available-for-sale fixed maturities for the three and nine months ended September 30, 2025 and 2024.
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at September 30, 2025:

	September 30, 2025
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$25.7	$25.6
Due after one year through five years	230.3	232.9
Due five years through 10 years	53.3	54.0
Due after 10 years	45.0	45.3
Total	$354.3	$357.8

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Interest on fixed maturities and short-term investments	$3.5	$2.6	$10.5	$6.6
Interest on cash and cash equivalents	7.0	8.7	19.3	25.0
Total	10.5	11.3	29.8	31.6
Investment expense	(3.5)	(3.3)	(4.7)	(4.4)
Net investment income	$7.0	$8.0	$25.1	$27.2
The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$81.4	$82.0	22.9%
AA+, AA, AA-	158.1	159.8	44.7
A+, A, A-	95.4	96.4	26.9
BBB+, BBB, BBB-	19.4	19.6	5.5
Total	$354.3	$357.8	100.0%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$75.2	$74.8	24.4%
AA+, AA, AA-, A-1+	146.0	145.0	47.3
A+, A, A-	67.8	67.1	21.9
BBB+, BBB, BBB-	20.1	19.9	6.4
Total	$309.1	$306.8	100.0%

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities	$46.6	$—	$—	$46.6
Municipal securities	—	24.2	—	24.2
Corporate debt securities	—	139.3	—	139.3
Asset-backed securities	—	147.7	—	147.7
Total fixed maturities	46.6	311.2	—	357.8
Cash equivalents	334.0	—	—	334.0
Total assets at fair value	$380.6	$311.2	$—	$691.8

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
U.S. Treasury securities and agencies	$46.2	$—	$—	$46.2
Municipal securities	—	23.5	—	23.5
Corporate debt securities	—	105.7	—	105.7
Asset-backed securities	—	116.6	—	116.6
Total fixed maturities	46.2	245.8	—	292.0
Short-term investments	11.8	3.0	—	14.8
Cash equivalents	342.4	—	—	342.4
Total assets at fair value	$400.4	$248.8	$—	$649.2
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of September 30, 2025 and December 31, 2024, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of September 30, 2025	Estimated Fair Value as of September 30, 2025	Carrying Amount as of December 31, 2024	Estimated Fair Value as of December 31, 2024
	(dollars in millions)
Long-term debt	$200.4	$204.5	$200.1	$204.9
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Nine Months Ended September 30,
	2025	2024
	(dollars in millions)
Gross loss and LAE reserves, January 1	$413.2	$284.2
Reinsurance recoverable on unpaid losses	(48.0)	(43.8)
Net loss and LAE reserves, January 1	365.2	240.4
Net incurred loss and LAE related to:
Current year	701.1	549.1
Prior years	(22.8)	(7.9)
Total incurred	678.3	541.2
Net paid loss and LAE related to:
Current year	380.0	293.2
Prior years	230.7	146.3
Total paid	610.7	439.5
Net loss and LAE reserves, September 30	432.8	342.1
Plus reinsurance recoverable on unpaid losses	30.1	50.3
Gross loss and LAE reserves, September 30	$462.9	$392.4
Incurred losses and LAE attributable to prior accident years was a decrease of $22.8 million and $7.9 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2024 on both liability and physical damage coverages. For the nine months ended September 30, 2024, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2023 on both liability and physical damage coverages.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive (loss) income for reinsurance for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Premiums written:
Direct	$316.3	$270.9	$931.3	$793.9
Assumed	70.9	60.8	212.9	176.7
Ceded	(10.0)	(27.1)	(41.0)	(118.4)
Net premiums written	$377.2	$304.6	$1,103.2	$852.2
Premiums earned:
Direct	$302.4	$258.6	$886.5	$739.7
Assumed	70.7	58.4	202.3	160.3
Ceded	(13.0)	(37.7)	(54.4)	(128.8)
Net premiums earned	$360.1	$279.3	$1,034.4	$771.2
Losses and LAE incurred:
Direct	$192.8	$168.2	$550.0	$504.0
Assumed	53.6	39.1	154.9	115.7
Ceded	(7.0)	(22.8)	(26.6)	(78.5)
Net losses and LAE incurred	$239.4	$184.5	$678.3	$541.2
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.
7.LONG-TERM DEBT
In October 2024, we entered into a $200.0 million five-year term loan, or Amended Term Loan, with the principal amount due and payable upon maturity on October 29, 2030. Interest is payable quarterly and determined on a floating interest rate calculated on the Secured Overnight Financing Rate with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00% based upon the debt-to-capital ratio payable quarterly. The Amended Term Loan can be repaid at any time through the maturity date as long as we provide at least three business days written notice and a prepayment premium of 2.00% applicable between October 29, 2024 to October 28, 2025, 1.00% applicable between October 29, 2025 to October 25, 2026, and no prepayment premium thereafter. The Amended Term Loan is secured by the assets of Root, Inc. and those of our wholly-owned subsidiary loan parties. In addition, we have pledged 100% of the capital stock of our subsidiaries.
The following summarizes the carrying value of long-term debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(dollars in millions)
Principal balance	$200.0	$200.0
Accrued interest payable	3.6	3.8
Unamortized discount and debt issuance costs	(3.2)	(3.7)
Total	$200.4	$200.1

8.INCOME TAXES
The consolidated effective tax rate was 1.1% and zero for the nine months ended September 30, 2025 and 2024. The difference between these rates and the U.S. federal income tax rate of 21.0% was primarily due to state income tax expense and a full valuation allowance on our U.S. deferred tax assets.
As of September 30, 2025 and December 31, 2024, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.
In July 2025, the One Big Beautiful Bill Act of 2025 was enacted in the U.S., introducing various amendments to the U.S. Tax Code. We have evaluated the impact of this legislation and recorded the effects, which were immaterial, in our condensed consolidated financial statements.
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
On September 1, 2025, all of the short-term warrants expired unexercised and therefore, no short-term warrants remain outstanding. All compensation cost associated with the short-term warrants was previously recognized. There is no expense reversal because the performance obligations had been previously met.
As of September 30, 2025, once the short-term warrants expired, certain long-term warrant tranches became probable of vesting. Accordingly, we recognized a cumulative warrant expense catch-up for policies originated through June 30, 2025 in other insurance expense considering the probability of and progress toward achieving the long-term warrant policy origination milestones of $15.5 million. The amount of warrant expense we recognized based on policies originated in the three months ended September 30, 2025 was $1.7 million. All of these warrants are out-of-the-money and therefore have no intrinsic value as of September 30, 2025.
Based on the probability of achieving certain policy origination milestones, unrecognized compensation cost is approximately $9.7 million as of September 30, 2025. The weighted-average remaining compensation costs are expected to be recognized over a period of approximately two years. We recognized total warrant compensation expense of $17.2 million and zero for the three months ended September 30, 2025 and 2024, respectively. We recognized warrant compensation expense of $17.2 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively. Warrant compensation expense is recorded in other insurance expense in the condensed consolidated statements of operations and comprehensive (loss) income.
The following table provides the maximum remaining unrecognized compensation costs as of September 30, 2025, and other key terms of the warrants:

Warrants	Exercise Price	Shares Issued (in millions)	Unrecognized Compensation Costs (in millions)	Vesting Condition
Long-Term
Tranche 1	$180.00	1.4	$—	100,000 policy originations
Tranche 2	$225.00	1.5	3.1	200,000 policy originations
Tranche 3	$270.00	1.5	6.6	300,000 policy originations
Tranche 4	$405.00	1.5	2.5	400,000 policy originations
Tranche 5	$540.00	1.3	1.0	500,000 policy originations
Total Long-Term		7.2	$13.2

Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, service-based restricted stock units, performance-based restricted stock units, market-based restricted stock units, and incentive and nonqualified stock options) to our officers, directors, and employees. As of September 30, 2025, we had 1.8 million common shares available for issuance under the Plan.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Share-based compensation expense:
Net investment income	$0.1	$—	$0.1	$—
Loss and loss adjustment expenses	1.1	0.6	2.5	1.4
Sales and marketing	0.3	0.2	0.8	0.5
Other insurance expense	0.4	0.2	0.9	0.5
Technology and development	1.8	0.8	4.6	2.3
General and administrative	7.9	2.5	17.5	8.0
Total share-based compensation expense	$11.6	$4.3	$26.4	$12.7
The unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units and unvested stock options as of September 30, 2025 is as follows:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units	Unvested Stock Options
	(dollars in millions)
Unrecognized compensation costs	$22.4	$28.5	$0.5	$0.2
Remaining weighted-average period cost is expected to be recognized (in years)	1.4	2.7	1.4	0.8
Restricted Stock Units
A summary of restricted stock units activity for the nine months ended September 30, 2025 is as follows:

	Nine Months Ended September 30, 2025
	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in millions, except per share amounts)
Unvested at January 1, 2025	1.0	$25.89	0.2	$75.55	0.4	$5.71
Granted	0.2	123.74	0.2	125.91	—	—
Vested	(0.5)	24.82	—	—	(0.1)	6.70
Forfeited, expired or canceled	(0.1)	52.73	—	—	—	—
Unvested at September 30, 2025	0.6	$47.39	0.4	$93.78	0.3	$5.43

Additional information pertaining to restricted stock units for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
	2025	2024
	(dollars in millions)
Service-based restricted stock units:
Total grant date fair value of awards granted	$18.5	$13.9
Total grant date fair value of awards vested	11.8	11.7
Total intrinsic value of awards vested	53.4	35.5

Performance-based restricted stock units:
Total grant date fair value of awards granted	$17.3	$—

Market-based restricted stock units:
Total grant date fair value of awards vested	$0.5	$0.3
Total intrinsic value of awards vested	10.1	2.4
Stock Options
A summary of option activity for the nine months ended September 30, 2025 is as follows:

	Nine Months Ended September 30, 2025
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2025	0.1	$34.13	3.15	$6.7
Granted	—	—
Exercised	—	13.09		3.2
Forfeited, expired or canceled	—	45.53
Outstanding and exercisable at September 30, 2025	0.1	$34.80	2.53	$6.6

10.(LOSS) EARNINGS PER SHARE
The following table displays the computation of basic and diluted (loss) earnings per share, or EPS, for both Class A and Class B common stock for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Numerator:
Net (loss) income	$(5.4)	$22.8	$35.0	$8.8
Less: Undistributed income allocated to participating securities	—	(1.1)	(1.8)	(0.5)
Net (loss) income attributable to common shareholders	(5.4)	21.7	33.2	8.3
Denominator:
Weighted-average common shares outstanding: basic (both Class A and B)	15.4	15.0	15.3	14.8
Effect of dilutive securities:
Redeemable convertible preferred stock	—	0.8	0.8	0.8
Service-based restricted stock units	—	0.7	0.6	0.8
Market-based restricted stock units	—	0.3	0.3	0.3
Stock options	—	0.1	0.1	0.1
Weighted-average common shares outstanding: diluted (both Class A and B)	15.4	16.9	17.1	16.8
(Loss) earnings per common share (both Class A and B):
Basic	$(0.35)	$1.45	$2.17	$0.56
Diluted	$(0.35)	$1.35	$2.05	$0.52
For the three months ended September 30, 2025, we operated at a loss and, therefore, the conversion of common stock equivalents would increase the denominator of the diluted EPS calculation and create a lower EPS. Therefore, these common stock equivalents are considered anti-dilutive and diluted EPS is equal to basic EPS. Net losses are not allocated to participating securities, as the holders of such securities are not contractually obligated to share in the Company’s losses. For the three months ended September 30, 2025 net (loss) income attributable to common shareholders is equal to net (loss) income.
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Stock options	0.1	—	—	—
Service-based restricted stock units	0.6	0.1	0.1	0.1
Market-based restricted stock units	0.3	—	—	—
Redeemable convertible preferred stock (as converted to common stock)	0.8	—	—	—
Warrants to purchase common stock	7.5	7.7	7.5	7.7
Total	9.3	7.8	7.6	7.8

11.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$72.5	18.7%	$63.6	19.2%	$218.4	19.1%	$186.9	19.3%
Georgia	47.5	12.3	38.6	11.6	135.0	11.8	119.1	12.3
Florida	35.5	9.2	27.6	8.3	93.4	8.2	71.6	7.4
California	27.3	7.0	15.7	4.7	77.3	6.8	29.8	3.1
Pennsylvania	22.3	5.8	19.1	5.8	66.5	5.8	54.4	5.6
Colorado	19.3	5.0	19.3	5.8	59.8	5.2	54.8	5.6
South Carolina	15.0	3.9	14.5	4.4	43.0	3.8	46.1	4.7
Arizona	12.8	3.3	12.1	3.6	37.9	3.3	38.7	4.0
Nevada	10.5	2.7	7.4	2.2	30.8	2.7	16.3	1.7
Oklahoma	8.9	2.3	7.1	2.1	26.9	2.3	22.2	2.3
All others states	115.6	29.8	106.7	32.3	355.2	31.0	330.7	34.0
Total	$387.2	100.0%	$331.7	100.0%	$1,144.2	100.0%	$970.6	100.0%

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
To scale the business, we aim to drive new customer growth and optimize unit economics by capitalizing on our two distribution channels: direct and partnership. The direct channel efficiently drives volume for high intent customers, meeting customers in platforms that they use extensively while actively shopping for insurance such as search engines or select marketplace platforms. The data science model seeks to optimize bidding strategies that fine tunes our prices to strike a balance between offering a competitive price and achieving target lifetime unit economics. The partnership channel provides differentiated access to high intent customers, primarily in the automotive, financial services, and independent agent sectors. We build upon or within the mobile and web customer experiences of distribution partners to reach a captive customer base with an embedded solution, which can even remove the need for the customer to ever visit a Root website to purchase and bind a policy.
We use technology to drive efficiency across all functions, including distribution, underwriting, policy administration and claims in particular. We believe our data- and technology-driven approach to pricing and underwriting allows for rapid response to macroeconomic trends and volatility through quick, appropriate rate actions aided by segmenting individual risk based on complex behavioral data and proprietary telematics models. Through continued development of machine-learning loss models, which allow us to respond more quickly to changes in the market, we expect improvement in pricing segmentation. We believe this allows us to operate with a cost-to-acquire and cost-to-serve advantage. We believe that through prudent investment in and diversification of our distribution channels, including leveraging proprietary data science and technology and a focus on partnerships with automotive, financial services, and independent agents, we are positioned us for sustainable, long-term and profitable growth.
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
Recent Developments Affecting Comparability
General Macroeconomic Factors
Economic instability has led to acute inflationary pressures, supply chain disruptions, changes in interest rates and changes in equity markets. In addition, economic uncertainty has developed as a result of changes in tariff policy, including the imposition of new or retaliatory tariffs. There remains uncertainty around the future of inflation, including as a result of new or increased tariffs; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio, increase nonpayment cancellations or have other adverse effects, including variability in the competitive environment. We have also seen an increase in vehicle repair and medical costs, which are affected by inflation. These cost increases have resulted in greater claims severity. Additionally, we continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital.
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

Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. In addition to our financial results prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, we believe these non-GAAP and operational measures are useful in evaluating our performance. See the section titled “—Non-GAAP Financial Measures” for additional information regarding our use of direct contribution and adjusted EBITDA and their reconciliations to the most directly comparable GAAP measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions, except premiums per policy)
Policies in force	466,320	407,313	466,320	407,313
Premiums per policy	$1,581	$1,558	$1,581	$1,558
Premiums in force	$1,474.5	$1,269.2	$1,474.5	$1,269.2
Gross premiums written	$387.2	$331.7	$1,144.2	$970.6
Gross premiums earned	$373.1	$317.0	$1,088.8	$900.0
Gross profit	$81.4	$98.8	$290.2	$233.5
Net (loss) income	$(5.4)	$22.8	$35.0	$8.8
Direct contribution	$127.4	$110.5	$380.3	$278.2
Adjusted EBITDA	$33.7	$41.6	$103.2	$68.8
Net loss and LAE ratio	66.5%	66.1%	65.6%	70.2%
Net expense ratio	35.6%	25.0%	32.1%	28.1%
Net combined ratio	102.1%	91.1%	97.7%	98.3%
Gross loss ratio	58.5%	57.1%	57.6%	59.7%
Gross LAE ratio	7.5%	8.3%	7.2%	9.2%
Gross expense ratio	35.3%	23.8%	31.8%	27.2%
Gross combined ratio	101.3%	89.2%	96.6%	96.1%
Gross accident period loss ratio	59.5%	55.5%	58.7%	57.9%
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
Gross Premiums Written
We define gross premiums written as the total amount of gross premium on policies that were bound during the period less the prorated impact of policy cancellations. Gross premiums written includes direct premiums and assumed premiums. We view gross premiums written as an important metric because it is the metric that most closely correlates with changes in gross premiums earned. We use gross premiums written, which excludes the impact of premiums ceded to reinsurers, to manage our business because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities, which along with our underlying underwriting and claims operations (gross loss ratio and gross loss adjustment expense, or LAE), are the key drivers of our future profit opportunities. Additionally, premiums ceded to reinsurers can change significantly based on the type and mix of reinsurance structures we use, and, as such, we have the optionality to fully retain the premiums from customers acquired in the future.
Gross Premiums Earned
We define gross premiums earned as the amount of gross premium that was earned during the period. Premiums are earned over the period in which insurance protection is provided, which is typically six months. Gross premiums earned includes direct premiums and assumed premiums. We view gross premiums earned as an important metric as it allows us to evaluate our premium levels prior to the impacts of reinsurance. It is the primary driver of our consolidated GAAP revenues. As with gross premiums written, we use gross premiums earned, which excludes the impact of premiums ceded to reinsurers to manage our business, because we believe that it reflects the business volume and direct economic benefit generated by our customer acquisition activities which, along with our underlying underwriting and claims operations (gross loss ratio and gross LAE), are the key drivers of our future profit opportunities.
Gross Profit
We define gross profit as total revenue minus net loss and LAE and other insurance expense. We view gross profit as an important metric because we believe it is informative of the financial performance of our core insurance business.
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit excluding net investment income, acquisition costs, which include report costs and refunds related to these expenses and commission expenses related to our partnership channel, and fixed expenses, which include certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, or Integrated Platform, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses. Further impacts related to reinsurance are excluded, and these consist of ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures profitability of our total policy portfolio prior to the impact of reinsurance.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net (loss) income excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, warrant compensation expense, restructuring charges, legal fees and other items that do not reflect our ongoing operating performance. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net (loss) income calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of net (loss) income to adjusted EBITDA.
Net Loss and LAE Ratio
We define net loss and LAE ratio, expressed as a percentage, as the ratio of net loss and LAE to net premiums earned. We view net loss and LAE ratio as an important metric because it allows us to evaluate loss trends as a percentage of net premiums, and we believe it is useful for investors to evaluate those separately from other operating expenses.
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
Net Investment Income
Net investment income represents interest earned from our cash and cash equivalents, fixed maturities, and short-term investments less investment expenses. Investment expenses include costs associated with the management of our investment portfolio, including Personnel Costs. Net investment income also includes impairments related to low-income housing tax credits investments in limited liability entities to offset certain state premium taxes. These tax credits are recognized when utilized. Net investment income is directly correlated with the overall size of our cash and investment portfolio, market level of interest rates and changes in the fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
Various other expenses incurred during claims processing are considered LAE. These amounts include Personnel Costs for claims-related employees, vendor expenses, software expense, internally developed software amortization, and Overhead.
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
We plan to continue investing in and diversifying our marketing channels to attract and acquire new customers, increase our brand awareness, and expand our product offerings within certain markets. We expect that our sales and marketing will vary based upon the competitive environment and other investments in acquisition. Over the long term, we expect it will decrease as a percentage of revenue as the proportion of renewals to our total business increases.
Other Insurance Expense
Other insurance expense includes expenses primarily related to insurance and underwriting operations of the business and is comprised of acquisition, variable and fixed expenses. We view report costs and refunds related to these expenses and commission expenses related to our partnership channel as acquisition costs. We view premium taxes, credit card and policy processing expenses and premium write-offs as variable costs. We view insurance license expenses, warrant compensation expense related to policies originating through the Integrated Platform, low-income housing tax credits which offset certain state premium taxes, Personnel Costs and Overhead related to actuarial and certain data science activities as fixed costs.

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
Income Tax Expense
Income tax expense consists primarily of state income taxes in the United States. We have recorded U.S. federal and state net deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$360.1	$279.3	$80.8	28.9%
Net investment income	7.0	8.0	(1.0)	(12.5)%
Fee income	19.8	17.1	2.7	15.8%
Other income	0.9	1.3	(0.4)	(30.8)%
Total revenues	387.8	305.7	82.1	26.9%
Operating expenses:
Loss and loss adjustment expenses	239.4	184.5	54.9	29.8%
Sales and marketing	40.6	34.0	6.6	19.4%
Other insurance expense	67.0	22.4	44.6	199.1%
Technology and development	14.7	12.9	1.8	14.0%
General and administrative	25.8	17.5	8.3	47.4%
Total operating expenses	387.5	271.3	116.2	42.8%
Operating income	0.3	34.4	(34.1)	(99.1)%
Interest expense	(5.3)	(11.6)	6.3	(54.3)%
(Loss) income before income tax expense	(5.0)	22.8	(27.8)	(121.9)%
Income tax expense	(0.4)	—	(0.4)	N.M.
Net (loss) income	(5.4)	22.8	(28.2)	(123.7)%
Other comprehensive income:
Changes in net unrealized gains on investments	1.2	5.5	(4.3)	(78.2)%
Comprehensive (loss) income	$(4.2)	$28.3	$(32.5)	(114.8)%
______________
N.M. - Percentage change not meaningful

Revenue
Net Premiums Earned
Net premiums earned increased primarily due to an increase in policies in force as a result of continued growth in our partnership channel, reduced cessions of gross premiums earned to reinsurers between periods and greater premiums per policy resulting from a shift in customer mix and rate actions in 2024.
During the three months ended September 30, 2025 and 2024, we ceded approximately 3.5% and 11.9% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Gross premiums written	$387.2	$331.7	$55.5	16.7%
Ceded premiums written	(10.0)	(27.1)	17.1	(63.1)%
Net premiums written	377.2	304.6	72.6	23.8%

Gross premiums earned	373.1	317.0	56.1	17.7%
Ceded premiums earned	(13.0)	(37.7)	24.7	(65.5)%
Net premiums earned	$360.1	$279.3	$80.8	28.9%
Gross premiums written increased for the three months ended September 30, 2025 primarily due to growth in new writings as a result of continued growth in our partnership channel compared to the same period in 2024. The increase in gross premiums earned was primarily due to greater policies in force and a 1.5% increase in premiums per policy primarily attributable to a shift in customer mix and rate actions in 2024.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance for the three months ended September 30, 2025 compared to the same period in 2024. This volume-driven increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower than expected reported activity.
Gross accident period loss ratio increased to 59.5% for the three months ended September 30, 2025, from 55.5% for the same period in 2024. The change in the ratio was driven by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs and a geographic mix shift. This was partially offset by growth in average premium per policy primarily attributable to rate actions and favorable weather-related losses. We observed a 9% increase in accident period severity per claim and a 2% decrease in claim frequency for the three months ended September 30, 2025 compared to the same period in 2024 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense increased primarily due to a $3.2 million increase in direct performance marketing spend, reflective of our investments to drive accretive growth and deeper market penetration in the states in which we operate. We also saw a $2.3 million increase in experimental marketing spend as part of our efforts to diversify our distribution channels. While acquisition expenses increased due to heightened competition in the marketing environment, we remained disciplined in our deployment of direct marketing spend, operating within our estimated return targets.

Other Insurance Expense
Other insurance expense increased primarily due to a $17.2 million increase in our fixed expenses driven by greater Carvana warrant expense, including a cumulative expense catch-up, related to our outstanding warrant structure with Carvana. Our acquisition expenses increased primarily due to a $10.5 million increase in commissions paid related to the continued growth in our partnership channel, including amortization of deferred policy acquisition costs. In addition, acquisition expenses increased due to a $6.7 million sales tax refund that decreased acquisition expenses in the prior year and a $2.5 million increase in report costs due to an increase in customer applications and new writings. We also saw a $3.3 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance.
General and Administrative
General and administrative expense increased primarily due to a $6.2 million increase in Personnel Costs mainly driven by share-based compensation expenses relating to our equity incentive plan.
Non-Operating Expenses
Interest Expense
Interest expense decreased primarily due to a $5.8 million decrease in debt interest expense as a result of reduced principal and a more favorable interest rate in connection with the $200.0 million five-year term loan, or Amended Term Loan.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$1,034.4	$771.2	$263.2	34.1%
Net investment income	25.1	27.2	(2.1)	(7.7)%
Fee income	58.2	48.4	9.8	20.2%
Other income	2.4	3.0	(0.6)	(20.0)%
Total revenues	1,120.1	849.8	270.3	31.8%
Operating expenses:
Loss and loss adjustment expenses	678.3	541.2	137.1	25.3%
Sales and marketing	129.2	98.6	30.6	31.0%
Other insurance expense	151.6	75.1	76.5	101.9%
Technology and development	39.8	38.6	1.2	3.1%
General and administrative	69.9	52.7	17.2	32.6%
Total operating expenses	1,068.8	806.2	262.6	32.6%
Operating income	51.3	43.6	7.7	17.7%
Interest expense	(15.9)	(34.8)	18.9	(54.3)%
Income before income tax expense	35.4	8.8	26.6	302.3%
Income tax expense	(0.4)	—	(0.4)	N.M.
Net income	35.0	8.8	26.2	297.7%
Other comprehensive income:
Changes in net unrealized gains on investments	5.8	4.6	1.2	26.1%
Comprehensive income	$40.8	$13.4	$27.4	204.5%
______________
N.M. - Percentage change not meaningful
Revenue
Net Premiums Earned
Net premiums earned increased primarily due to an increase in policies in force as a result of continued growth in our partnership channel, reduced cessions of gross premiums earned to reinsurers between periods and greater premiums per policy resulting from a shift in customer mix and rate actions in 2024.
During the nine months ended September 30, 2025 and 2024, we ceded approximately 5.0% and 14.3% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in millions)
Gross premiums written	$1,144.2	$970.6	$173.6	17.9%
Ceded premiums written	(41.0)	(118.4)	77.4	(65.4)%
Net premiums written	1,103.2	852.2	251.0	29.5%

Gross premiums earned	1,088.8	900.0	188.8	21.0%
Ceded premiums earned	(54.4)	(128.8)	74.4	(57.8)%
Net premiums earned	$1,034.4	$771.2	$263.2	34.1%
Gross premiums written increased for the nine months ended September 30, 2025 primarily due to growth in new writings as a result of continued growth in our partnership channel compared to the same period in 2024. The increase in gross premiums earned was primarily due to greater policies in force and a 1.5% increase in premiums per policy primarily attributable to a shift in customer mix and rate actions in 2024.
Fee Income
Fee income increased due to $5.2 million in policy fees and $2.8 million in installment fees due to greater policies in force.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance for the nine months ended September 30, 2025 compared to the same period in 2024. This volume-driven increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower than expected reported activity.
Gross accident period loss ratio increased to 58.7% for the nine months ended September 30, 2025, from 57.9% for the same period in 2024. The change in the ratio was driven by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs and a geographic mix shift. This was partially offset by favorable weather-related losses and growth in average premium per policy primarily attributable to rate actions. We observed a 7% increase in accident period severity per claim and a 4% decrease in claim frequency for the nine months ended September 30, 2025, compared to the same period in 2024 across our bodily injury, collision, and property damage coverages. The claim frequency estimates are tenure mix adjusted.
Sales and Marketing
Sales and marketing expense increased primarily due to a $25.5 million increase in direct performance marketing spend, reflective of our investments to drive accretive growth and deeper market penetration in the states in which we operate. We also saw a $2.7 million increase in experimental marketing spend as part of our efforts to diversify our distribution channels. While acquisition expenses increased due to heightened competition in the marketing environment, we remained disciplined in our deployment of direct marketing spend, operating within our estimated return targets.

Other Insurance Expense
Other insurance expense increased primarily due to a $25.1 million increase in our acquisition expenses driven by greater commissions paid related to the continued growth in our partnership channel, including amortization of deferred policy acquisition costs. In addition, acquisition expenses increased due to a $6.7 million sales tax refund that decreased acquisition expenses in the prior year. We also saw a $15.0 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance. Fixed expenses increased primarily due to a $13.4 million increase in Carvana warrant expense, including a cumulative expense catch-up, related to our outstanding warrant structure with Carvana. Variable expenses increased primarily due to a $4.6 million increase in premium taxes and a $4.5 million increase in premium write-offs, as a result of growth of our earned premium and policies in force.
General and Administrative
General and administrative expense increased primarily due to a $12.2 million increase in Personnel Costs mainly driven by share-based compensation expenses relating to our equity incentive plan.
Non-Operating Expenses
Interest Expense
Interest expense decreased primarily due to a $17.3 million decrease in debt interest expense as a result of reduced principal and a more favorable interest rate in connection with the Amended Term Loan.

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
The following table provides a reconciliation of total revenue to direct contribution for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Total revenue	$387.8	$305.7	$1,120.1	$849.8
Loss and loss adjustment expenses	(239.4)	(184.5)	(678.3)	(541.2)
Other insurance expense	(67.0)	(22.4)	(151.6)	(75.1)
Gross profit	81.4	98.8	290.2	233.5
Net investment income	(7.0)	(8.0)	(25.1)	(27.2)
Adjustments from other insurance expense(1)	50.1	11.6	101.8	51.0
Ceded premiums earned	13.0	37.7	54.4	128.8
Ceded loss and loss adjustment expenses	(7.0)	(22.8)	(26.6)	(78.5)
Net ceding commission and other(2)	(3.1)	(6.8)	(14.4)	(29.4)
Direct contribution	$127.4	$110.5	$380.3	$278.2
______________
(1) Adjustments from other insurance expense consists of acquisition costs, including report costs and refunds related to these expenses and commission expenses related to our partnership channel of $28.5 million and $73.2 million for the three and nine months ended September 30, 2025, respectively, and $8.2 million and $37.9 million for the three and nine months ended September 30, 2024, respectively. Adjustments from other insurance expense also consists of fixed expenses, including warrant compensation expense related to policies originating through the Integrated Platform, Personnel Costs, Overhead, licenses, professional fees and other of $21.6 million and $28.7 million for the three and nine months ended September 30, 2025, respectively, and $3.4 million and $13.1 million for the three and nine months ended September 30, 2024, respectively.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net (loss) income to adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Net (loss) income	$(5.4)	$22.8	$35.0	$8.8
Adjustments:
Interest expense	5.1	10.9	15.4	32.6
Income tax expense	0.4	—	0.4	—
Depreciation and amortization	4.7	5.2	8.6	11.9
Share-based compensation	11.6	4.3	26.4	12.7
Warrant compensation expense	17.2	—	17.2	3.8
Restructuring costs(1)	—	—	0.1	0.1
Other(2)	0.1	(1.6)	0.1	(1.1)
Adjusted EBITDA	$33.7	$41.6	$103.2	$68.8
______________
(1) Restructuring costs consist of employee costs and real estate exit costs. This includes depreciation and amortization of zero and $0.1 million for the three and nine months ended September 30, 2025 and zero and $0.2 million for the three and nine months ended September 30, 2024, respectively.
(2) Other primarily reflects legal costs and other items that do not reflect our ongoing operating performance. Legal and other fees related to the 2022 misappropriation of funds by a former senior marketing employee of $0.1 million for the three and nine months ended September 30, 2025 and zero and $0.5 million for the three and nine months ended September 30, 2024, respectively.

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
Certain events may impact our liquidity, such as the economic instability resulting in acute inflationary pressures, supply chain disruptions, changes in interest rates, government shutdowns, new or increased tariffs, changes in equity markets and our utilization of reinsurance. There remains uncertainty around the future of inflation; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Conditions in the capital and credit markets, including instability and uncertainty, as well as broader economic factors such as government shutdowns or changes in tariff policy, including the imposition of new or retaliatory tariffs, can also influence the returns, liquidity, valuation, and types of our investments. Additionally, fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital. We utilize reinsurance arrangements to grow our business in a capital-efficient manner and mitigate risk. Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more or less of our business in the future. To the extent we retain a larger share of our book of business, our capital requirements may increase.
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by three of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies, and Root Florida Insurance Company, a Florida-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and the State of Florida. Our domestic insurance subsidiaries are not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director. During the nine months ended September 30, 2025, the Ohio Department of Insurance approved Root Insurance Company to distribute three extraordinary dividends. As a result, over that period, $30.0 million has been distributed to Caret Holdings, Inc., its parent company, net of capital contributions made by Caret Holdings, Inc. to our regulated insurance entities.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of September 30, 2025, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At September 30, 2025, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio up to 15:1, which we maintained as of September 30, 2025. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are assumed insurance premiums, net investment income and capital contributions from the holding company. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must notify CIMA before it can pay any dividend to the holding company. During the nine months ended September 30, 2025, Root Re distributed dividends of $50.0 million to Caret Holdings, Inc.
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
Liquidity
As of September 30, 2025, we had $653.3 million in cash and cash equivalents, of which $308.5 million was held outside of regulated insurance entities. We also had $357.8 million in marketable securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities primarily consist of U.S. Treasury securities, municipal securities, corporate debt securities, and asset-backed securities.
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
For illustrative purposes, assuming a stock price of $88.04 per share (the closing price of our shares of Class A common stock on the The Nasdaq Stock Market on October 1, 2025), we estimate that our tax withholding obligations on account of remaining vesting events for the fourth quarter of 2025 and the first, second and third quarter of 2026 of approximately $2.4 million, $4.2 million, $8.5 million and $1.5 million, respectively.
Our debt covenants required cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $50.0 million.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$136.4	$126.5
Net cash used in investing activities	(59.2)	(114.1)
Net cash used in financing activities	(23.1)	(16.3)
Net cash provided by operating activities for the nine months ended September 30, 2025 was $136.4 million compared to $126.5 million for the nine months ended September 30, 2024. The increase in cash provided by operating activities was due to timing of reinsurance receipts and higher net income between the periods. This was partially offset by a change in loss and LAE reserves due to greater growth in policies in force in the nine months ended September 30, 2024, compared to 2025.
Net cash used in investing activities for the nine months ended September 30, 2025 was $59.2 million compared to $114.1 million for the nine months ended September 30, 2024. The decrease in cash used in investing activities was primarily due to lower purchases of investments and higher proceeds from maturities, calls and pay downs of investments for the nine months ended September 30, 2025 compared to the same period in 2024.
Net cash used in financing activities for the nine months ended September 30, 2025 was $23.1 million compared to $16.3 million for the nine months ended September 30, 2024. The increase in cash used in financing activities was primarily due to higher tax withholding obligations arising from the vesting of shares of RSUs and market-based restricted stock units during the nine months ended September 30, 2025.

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
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in our 2024 10-K and the Notes to Condensed Consolidated Financial Statements - Unaudited appearing elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates from those discussed in our 2024 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2024 10-K.

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The supervisory Department of Insurance may, in the future, adopt statutory provisions more restrictive than those currently in effect.
Further, the Amended Term Loan includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividend or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the Amended Term Loan.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2025.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	First Amendment to Form of Common Stock Purchase Warrant (Tranche 1), dated October 29, 2024	10-Q	001-39658	4.5	October 30, 2024

10.1#	Root, Inc. RSU Award Grant Notice (Non-Employee Director Deferral)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Root, Inc.

Date: November 5, 2025	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2025	By:	/s/ Ryan Forish
Ryan Forish
Chief Accounting Officer
(Principal Accounting Officer)