Form 10-K
period 2025-12-31
Root, Inc.
filed 2026-02-25
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock, par value $0.0001 per share (the “Class A common stock”) held by non-affiliates was approximately $1.6 billion based upon the June 30, 2025, closing price of $127.97 as reported by the Nasdaq Global Select Market.
There were 13,748,408 shares of Class A common stock and 1,806,236 shares of Class B common stock outstanding as of February 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on or about June 3, 2026.

ROOT, INC.
FORM 10-K
As of and For the Year Ended December 31, 2025

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
•our ability to drive a significant long-term competitive advantage through our partnership with Carvana Group, LLC, or Carvana, and other partnerships, such as our partnerships with Hyundai Capital America, Toyota and Experian;
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
•changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, or AI, telematics data and the consent to use telematics data, connected car data, and other sources of data, or relating to taxation, including changes in tax regulations, or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act, or the OBBBA;
•the impact of moratoriums, mandates and similar regulations or requests related to federal government shutdowns or other economic disruptions that negatively impact our ability to charge or increase premiums or result in increased premium write-offs;
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

Risk Factors Summary
Investing in our Class A common stock involves numerous risks and uncertainties, as more fully described below. You should read these risks before you invest in our Class A common stock. In particular, risks associated with our business include, but are not limited to, the following:
•We have a history of net losses and could incur substantial net losses in the future. We may not be able to grow, achieve or maintain profitability in the future.
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
•We depend on search engines (including generative AI-driven search and discovery tools such as ChatGPT, Gemini, and Perplexity), social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationships with them deteriorate or terminate, or if other factors related to these third parties arise which are beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business, and results of operations and prospects.
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
•Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers: Texas, Georgia, Florida, and California.
•We are subject to complex and evolving privacy, data security and cybersecurity laws, regulations, and standards, increasing the burden of compliance. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business. In addition, cybersecurity incidents, or real or perceived errors, failures or bugs in our or our vendors’ systems or our website or mobile app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business, financial condition, operating results and prospects.
•Our brand may not become as widely known or accepted as our competitors’ brands or our brand may become tarnished.
•We rely on highly skilled and experienced personnel, and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business, results of operations, financial conditions and prospects.
•New legislation or legal requirements may affect how we use AI and/or impact how we communicate with our customers, which could have an adverse effect on our business, financial condition, results of operations and prospects.
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
•Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations, financial condition and prospects, and may divert management’s attention and resources away from our business.
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

PART I
Item 1.  Business.
Overview
Root is a technology insurance company founded on the idea that car insurance rates should be based primarily on driving behaviors, not demographics. We are revolutionizing the archaic car insurance industry by using modern technology, data science, and telematics to offer fair, personalized rates to good drivers. We primarily reach customers through two channels: our direct channel, where we target consumers with what we believe to be a great insurance product at a great price, and through our partnership channel, where we meet consumers at contextually relevant times, such as during the car purchasing experience or through independent insurance agents.
Our primary focus is the United States personal auto insurance market. We have built our company around the principle that each individual has unique behaviors and that customers should be in control and rewarded for their actions. For centuries, traditional insurance companies have grouped people into risk pools and long relied on the ‘law of large numbers’ to produce acceptable pricing on an aggregate basis. Root is different—we have the ability to use technology to measure risk based on individual driving performance, prioritizing fairness to the customer. We are fundamentally reinventing insurance through technology, data science, and a strong focus on the customer experience.
We believe the approximately $350 billion United States personal auto insurance market is ripe for disruption. Traditional methods of pooled risk assessment are not personalized and inherently less precise given individual behavioral data is underutilized or not widely measured as a component of the insurance risk assessment process. We believe traditional systems and processes have become outdated and are increasingly disconnected from the needs and expectations of modern consumers. Our initial focus on auto insurance reflects how well-suited we believe the product is for fundamental improvement through technology and we believe Root is the innovator best positioned to drive this transformation.
Auto insurance is required for the vast majority of United States drivers, and we believe it is typically the first insurance product purchased by consumers. As a result, our auto-first strategy establishes the foundation for an expansive lifetime relationship with the opportunity to add other personal insurance lines as customer needs evolve. Our technology platform is scalable and supports future product expansion.
Our advantage is derived from our technology-enabled approach to the customer lifecycle. We engage customers at a point of high intent across multiple channels, provide a seamless and intuitive product experience, and utilize sophisticated data science to fairly price our policies. As a full-stack insurance carrier, we have the infrastructure and flexibility to design products and to distribute, underwrite, administer, and pay claims. Our model, supported by proprietary technology, allows us to adapt more quickly across the value chain, provides design and feature discretion, and we believe enables us to innovate and iterate with more speed than any of our major competitors. We see this flexibility as critical to introducing new capabilities, responding to macroeconomic conditions, reinforcing customer centricity and driving growth at favorable unit economics. In practice this means we own and control an end-to-end insurance experience and have near complete operating autonomy, subject to regulation and agreements with our partners, to grow our business.
As we continue to mature, we expect an increasing proportion of our premiums to be earned from customer renewals. Renewal premiums, referring to premiums from a customer’s second term and beyond, generally have lower loss ratios as compared to new premiums in the customer’s first term. As a young insurance company, our results are disproportionately weighted toward new customers. Our technology and data science-driven approach allows for rapid response to macroeconomic trends through quick, appropriate rate actions. This, paired with our ability to continually enhance underwriting and segmentation to price better drivers more fairly has contributed to stability in our gross loss ratios.

Our Industry
Insurance is one of the oldest and largest markets in the world, touching every corner of the world and protecting many of our most important assets. Our primary addressable market today is United States personal lines insurance. This market exceeded $552 billion in 2024 premiums and has grown at a 6% compound annual growth rate, or CAGR, since 2016.
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
Our Business Model
Customer Experience
We strive to meet customers where they are while delivering a user-friendly interface and convenient, efficient experience. This is the mantra that drives our user experience and our business model. Initial engagement, which may include app installation, is designed to be intuitive so that customers can easily identify the coverage they need.
Our customer engagement extends across the customer experience and value chain:
•Engagement. We acquire customers through our two distribution channels: direct and partnership. The direct channel delivers a seamless, digital-first experience supported by performance marketing and organic traffic, connecting consumers directly to our product. The partnership channel integrates our insurance offering within trusted third-party ecosystems, providing access to customers at the moment of need. Together, these channels drive higher-quality customer engagement and expands our overall reach.
•Profile Creation. The Root app is available for both iOS and Android operating systems making it available to 99% of United States smartphone users. A prospective customer can quickly and easily complete a profile, part of an on-boarding process that takes mere minutes to complete.
•Underwriting. The test drive is a key component of the underwriting process for certain channels. A two-to-four week test drive gathers and analyzes an individual’s data from smartphone sensors measuring braking, consistency, turning, time of day, driver attentiveness, and other performance and contextual data. For customers with an immediate insurance need; we are able to offer insurance products where we leverage our data science advantage and utilize data from traditional underwriting variables to offer a bindable quote. As we collect more data, our predictive power increases, enabling further refinement of our segmentation over time.
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

Distribution
We distribute largely through our direct and partnership channels. The direct channel includes mobile, which is one of the fastest growing retail channels in the United States, as customers spend less time in front of computers and utilize smart phones for more convenient shopping. To further differentiate access to our products, we are continuing to develop our partnership channel. The partnership channel emphasizes ease of use and minimal separation between intent and bind while leveraging the platforms of our strategic partners or network of independent agents. We believe that through a diverse customer acquisition strategy we can meet customers at a high point of intent with a pleasant experience.
•Direct: seamless experiences driven by performance marketing and organic traffic connecting consumers directly to the product.
◦Digital. Our direct digital channel is designed to drive volume by efficiently capturing high-intent customers. We accomplish this by meeting our customers within platforms they use extensively such as search engines or select marketplace platforms where consumers are actively shopping for insurance. We deploy dynamic data science models to optimize advertising, targeting, and bidding strategies across our digital platforms, aligning customer acquisition cost to expected lifetime value of the potential customer.
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
◦Channel Media. We build consideration and drive intent through household-level targeted media channels including direct mail, social media, and digital media. We conduct experimental structured tests across media channels and geographies through a disciplined test-and-learn approach to evaluate new tactics. These efforts are intended to support expansion beyond high-intent acquisition channels while maintaining focus on efficiency and long-term value creation. We utilize these media channels to drive awareness when launching in new markets and to target prospective customers in active states.
•Partnership: a wide array of integrations, spanning early-stage marketing partnerships through fully embedded user experiences.
◦Automotive & Financial Services. We build upon or within the mobile and web customer experiences of our automotive and financial services distribution partners to reach a captive customer base with an integrated solution. Our flexible technology stack allows us to meet our partners where they are with the best solution for them with varying levels of connectivity, including our proprietary and fully-integrated application which removes the need for the customer to ever visit a Root website to purchase and bind a policy. While these partnerships take time to onboard and launch, over the long term, we believe our platform will deliver a seamless bind experience, creating a differentiated customer experience in this channel. We expect increased penetration of this channel over time as we seek to grow relationships with other automotive and financial service companies with relevant customer bases.
◦Independent Agent. We continue to invest in a product to bring the speed and ease of our technology to the independent agent channel. This channel provides access to a larger demographic of customers and we believe it has staying power. We developed an efficient quote and bind process through our independent agent platform that enables simplified distribution from independent agents to their customers. Technology is at the core of the experience, enabling licensed independent agents to onboard quickly and seamlessly integrate with the comparative raters that many are already using. This allows us to offer our insurance products to customers alongside other established insurance carriers. The technology driven approach makes this an appealing platform for independent agents and an efficient acquisition channel for us.

Our customer acquisition costs can vary due to channel mix, state, seasonality, or the competitive environment. We believe our distribution channels allow us to efficiently acquire customers in a contextually relevant, data-centric way. Our marketing spend is grounded in a disciplined data-science approach, targeting customers that align with our lifetime expected returns. Furthermore, we continue to invest in the technology and data science behind our distribution with A/B tests, dynamic bidding models, and rapid updates and iterations, supporting differentiated cost of customer acquisition over the long term.
Reinsurance
As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. We primarily utilize reinsurance to mitigate the impact of large losses or catastrophic events. We continuously evaluate our utilization of third-party reinsurance in order to operate a capital-efficient business model. As our gross loss ratios have stabilized we strategically reduced the utilization of external quota share to balance the cost of reinsurance with capital-efficiency. Over the long-term, we expect to maintain the flexibility to modify our reinsurance program.
Reinsurance is a cornerstone of our capital management framework. We utilize a wholly-owned, Cayman Islands-based reinsurer, Root Reinsurance Company, Ltd., or Root Re. Several leading global reinsurers participate in our external reinsurance program.
Behavioral Data and Proprietary Data Models
For certain of our customers, we use technology to measure risk based on transparent collection and analysis of individual driving performance, which we believe is the most powerful predictor of losses and the leading variable in our underwriting model. By collecting and synthesizing massive amounts of rich, sensory behavioral data across thousands of driving variables, including distracted driving and braking patterns, we strive to price auto insurance based more on causality than correlation. While the notion of telematics has been around for decades, only recently has mobile technology made the concept adoptable at large scale.
We have expanded beyond just traditional telematics to include various other means of measuring risk. This includes traditional underwriting variables, continuous telematics, which facilitates ongoing policyholder engagement, and third-party telematics. We have built a data platform capable of ingesting multiple data sources to continuously optimize our pricing engine. By using a high quantity of differentiated data and continuously retraining our models, we are able to write profitable business at great prices for customers, regardless of their telematics preference.
The hallmark of our data advantage is our integrated set of actual claims and associated proprietary telematics, which we believe to be one of the largest in the market. We match miles tracked, on an individual basis, with actual claims and identify a set of driving performance factors that cause, or on a relative basis are more likely to cause, losses. The collection of the high quantity of differentiated data paired with our internally developed claims infrastructure contributes to our data advantage, which continues to iterate over time.
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

Our Strategy
We are focused on the following strategies to continue penetrating the approximately $350 billion United States personal auto insurance market. In the near term, our primary focus is to execute on the auto opportunity at hand. In the longer-term, we plan to continue to develop additional growth opportunities through the expansion of product offerings.
•Accurate pricing. We will never stop working to improve our ability to segment risk by increasing the influence of behavioral factors in our underwriting and pricing models. We are constantly iterating on our models with the most up to date information. Our primary tool for improvement is to continue applying data science. Over time, we hope that we can replace most correlation-related inputs to our pricing model, such as credit scores, with causal inputs like driving behavior. We believe that modern quantitative methods combined with systematic decision-making leads to more effective risk management and, ultimately, lower prices for our customers.
•Enhance direct marketing efficiency. We will continue to enhance the efficiency of our marketing spend through data science and dynamic bidding and targeting strategies.
•Expand partnership network. We will continue to leverage our technology to embed with prospective strategic partners and bring the speed and ease of our technology to multiple channels, including independent agents. Integrating our auto insurance solutions into partner platforms allows us to engage prospective customers at contextually relevant times. These arrangements involve varying degrees of integration, including our fully integrated embedded product utilized with some partners, such as Carvana. Over time, we expect increased penetration of this channel as we seek to partner across additional automotive, financial services, and affinity channels. Additionally, by continuing to invest in our independent agent product with quick onboarding and seamless integration with comparative raters, we expect to drive growth through a well-established independent agent network.
•Grow national auto insurance presence. We will continue to focus on domestic growth by diversifying distribution channels and launching additional states.
We may selectively pursue additional investments, acquisitions and partnerships to accelerate any of our growth and profitability objectives or to improve our competitive positioning within existing and new products.
Investments
Our portfolio of investable assets is primarily held in cash, cash equivalents, and available-for-sale fixed maturity securities, including United States Treasury and agency securities, corporate debt securities, asset-backed securities, and municipal securities. We manage the portfolio in accordance with investment policies and guidelines approved by our board of directors. We have designed our investment policy and guidelines to provide a balance between current yield, conservation of capital, and liquidity requirements of our operations. We set guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. For further information, see Note 3, “Investments,” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
As of December 31, 2025, we had 13 issued patents, four non-provisional patent applications and six continuation applications pending examination in the United States. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select markets in the United States and Canada. We also have registered domain names for websites that we use in our business.
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
Human Capital Management
As a technology company, our people are central to our success and differentiation. We believe our employees’ expertise, creativity, and shared purpose are what enable us to innovate, execute with speed and discipline, and deliver value to our customers and shareholders.
Our mission to reinvent insurance through technology and data science comes to life through our people. We believe we empower better lives through better insurance by cultivating an environment where employees are encouraged to think boldly, act with accountability, and continuously learn and grow. Our people strategy is built around four guiding pillars: Customer Value, Experimentation and Innovation, Disciplined Thinking, and Operational Excellence. These principles shape how we hire, develop, manage performance, and build leadership capabilities across the organization.
We are committed to creating an empowering, inclusive, and high-performance culture. We recognize that diverse backgrounds, experiences, and perspectives strengthen our business and foster innovation. Our inclusion strategy is embedded across the employee lifecycle from talent acquisition and onboarding to development, feedback, and advancement, ensuring equitable outcomes for all team members.
Employees
As of December 31, 2025, we had 1,256 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements. In 2025, we focused on executing our people strategy by aligning talent and capability development with our business priorities. This included retaining and developing talent critical to executing our strategic plan, improving our operating efficiency, underwriting foundation, and continuing development and distribution of our insurance products. We are enhancing organizational effectiveness through streamlined processes and clearer accountability structures and building leadership capability through a monthly management skills series training, covering topics such as performance feedback, difficult conversations, and employment law. We have invested in learning and development, with plans to expand offerings in 2026 to support continuous growth and career mobility. These initiatives are designed to ensure our people have the clarity, resources, and skills needed to deliver exceptional results and drive long-term value creation.
Ethics and Company Values
Our culture is grounded in integrity, accountability, and transparency. Our Code of Conduct, values, and policies establish the ethical framework for how we operate. We encourage employees to report any unusual behavior or any non-compliant activities through multiple channels, including an anonymous reporting system designed to allow employees to raise concerns confidentially, and maintain an open-door policy that allows employees to connect with leaders, our People, Legal, Compliance, or Internal Audit teams directly.
Every employee completes annual compliance and ethics training, including acknowledgment of our Code of Conduct and related policies. We are committed to maintaining a workplace built on trust, where employees feel empowered to speak up and where we act with integrity in everything we do.
Hiring and Retaining Talent
We are intentional about attracting, engaging, and retaining top talent nationally. Our hiring strategy focuses on sourcing high-performing, diverse talent capable of driving innovation and operational excellence.
Employee engagement remains a key priority. We regularly collect feedback through engagement surveys and listening mechanisms to identify opportunities for improvement and take meaningful action. We have also been recognized as a Great Place to Work by Great Place To Work®. Our performance and development process ensures that employees receive timely, actionable feedback, are clear on expectations, and can align their growth aspirations with business needs.
We provide competitive compensation and benefits designed to support the overall well-being of our employees and are intended to align rewards with company performance. This includes competitive fixed- and variable-pay programs benchmarked to market data, annual short-term incentives and long-term, equity-based programs that are designed to align leadership and key roles with shareholder outcomes, and comprehensive benefits.
Insurance Regulation
We are subject to insurance regulation in the jurisdictions in which we hold licenses and transact insurance through our licensed insurance carriers and producer subsidiaries in the United States. Insurance regulatory authorities have broad authority to regulate all aspects of an insurance carrier or producer’s business in each state, including the powers to restrict or revoke licenses to transact business, to levy fines and monetary penalties against insurers and insurance producers found to be in violation of applicable laws and regulations, and, in certain jurisdictions, to require insurers to return excess profits to policyholders if specified regulatory thresholds are exceeded; and, in some cases, to require insurers transacting business in their jurisdiction to maintain statutory capital and surplus, deposits, or other financial security in excess of the minimum risk-based capital or solvency standards required by the insurer’s domiciliary regulator, which may require the insurer to allocate additional capital or modify business operations to continue operations in that jurisdiction.. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to:
•prior approval of transactions resulting in a change of “control” (as such term is defined under Ohio or Florida law);
•approval of policy forms, underwriting rules/guidelines, rates and premiums;
•approval of intercompany agreements;
•statutory and risk-based capital solvency requirements, including the minimum capital and surplus our regulated insurance subsidiaries must maintain;

•requirements imposed by non-domiciliary regulators to maintain additional statutory capital and surplus, deposits, or other financial security in excess of domiciliary standards as a condition of transacting business in their jurisdictions;
•required minimum reserves that insurance carriers must hold to pay projected insurance claims;
•required participation by our regulated insurance subsidiaries in state guaranty funds;
•restrictions on the type and concentration of our regulated insurance subsidiaries’ investments;
•restrictions on the advertising and marketing of insurance;
•restrictions on the adjustment and settlement of insurance claims;
•restrictions on the servicing and management of policies;
•restrictions on the use of rebates to induce a policyholder to purchase insurance;
•restrictions on the sale, solicitation and negotiation of insurance;
•restrictions on the sharing of insurance commissions and payment of referral fees;
•prohibitions on the underwriting of insurance on the basis of race, sex, religion and other protected classes;
•restrictions on our ability to use or to operate our telematics program to underwrite and price insurance policies consistently across jurisdictions, particularly in California, which prohibits any use of telematics, as well as other jurisdictions, which impose unique telematics-related requirements, some of which we have elected not to meet at this time;
•restrictions on the ability of our regulated insurance subsidiaries to pay dividends to us or enter into certain related-party transactions without prior regulatory approval;
•rules requiring the maintenance of statutory deposits for the benefit of policyholders;
•privacy regulations, model governance, and data security regulations;
•regulations on data and records storage and retention;
•regulation of corporate governance and risk management;
•consumer protection regulations, including regulations on management of consumer grievances;
•periodic examinations of operations, finances, market conduct and claims practices; and
•required periodic financial reporting.
Regulation of insurance continues to evolve in response to emerging industry practices and developments. In recent years, regulators have shown increasing scrutiny and interest in the use of AI, predictive and automated decisioning models, particularly those that may affect pricing, underwriting, claims, or customer treatment, as well as in the use and disclosure of consumer information, cybersecurity and privacy practices, investment risks, restrictions on nonrenewal and cancellation, and concerns regarding unfair or discriminatory pricing. This heightened focus may slow the further development of our advanced analytics capabilities and delay the deployment of new model-driven products features.
The business of insurance is almost entirely regulated at the state level, and the laws and regulations to which we are subject vary depending on the state. Unless the context otherwise requires, references herein to “state” include any of the 50 states, the District of Columbia and certain United States territories. These laws and regulations are subject to change as state legislatures and regulatory agencies update their authority to address real and perceived issues and concerns. These laws and regulations are also subject to interpretation by courts. The

National Association of Insurance Commissioners, or NAIC, and the National Council of Insurance Legislators, are the principal organizations tasked with establishing standards and best practices across the various states, the District of Columbia and five United States territories, and from time to time promulgate model rules and regulations that often are the basis for insurance rules and regulations adopted by such jurisdictions. While we currently operate in 36 states, we would need to obtain regulatory approval, including with respect to the regulations described above, before offering our products in new markets. We cannot predict precisely whether or when regulatory actions may be taken that could adversely affect us, the operations of our regulated insurance subsidiaries, or our ability to expand our operations into new markets. Interpretations by regulators may change and laws, regulations and interpretations may be applied with retroactive effect, particularly in areas such as accounting or reserve requirements.
Required Licensing
We have three wholly-owned regulated United States insurance subsidiaries, Root Insurance Company, Root Property & Casualty Insurance Company, or Root Property & Casualty, and Root Florida Insurance Company, or Root Florida. Collectively, these are our insurance subsidiaries. Root Insurance Company, an Ohio-domiciled insurer, is licensed to transact certain lines of property and casualty insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and West Virginia. Root Property & Casualty is also domiciled in Ohio and licensed in all 50 states and the District of Columbia to transact certain lines of property and casualty insurance. Root Florida is domiciled in Florida and was formed to transact certain lines of property and casualty insurance and maintains a license to transact insurance in the state of Florida only. Root Florida was incorporated in early 2025 and is a wholly-owned subsidiary of Root Property & Casualty. The Ohio Department of Insurance, or the Ohio DOI, is the primary state insurance regulator for Root Insurance Company and Root Property & Casualty and Root Florida’s primary regulator is the Florida Office of Insurance Regulation, or the Florida OIR.
We also have a reinsurance captive subsidiary, Root Re, domiciled in the Cayman Islands.
Our licensed insurance producer subsidiaries, Root Insurance Agency, LLC, Root Lone Star Insurance Agency, Inc., Root Scout, LLC, Root Republic Managing General Agency, LLC, and Root Texas Managing General Agency, LLC, must maintain an insurance producer license in every state in which they sell, solicit or negotiate insurance. Root Insurance Agency, LLC currently holds a resident insurance producer license in Ohio and a non-resident license in the District of Columbia and 48 states, which does not include Massachusetts and New York. In Florida, Root Insurance Agency, LLC holds an agency license and an independent adjusting firm license and is appointed as a managing general agent for Root Florida. Root Lone Star Insurance Agency, Inc., Root Republic Managing General Agency, LLC, and Root Texas Managing General Agency, LLC each hold a resident managing general agency license in Texas. Root Scout, LLC currently holds a resident insurance producer license in Ohio.
Insurance regulators have broad authority to restrict or revoke licenses of insurance carriers and producers who are found to be in violation of any applicable laws and regulations. In addition, we must obtain additional regulatory approvals before offering our products in markets where we do not currently operate.

Required Licensing of Independent Agents and Our Employees
Any of the independent agents who sell, solicit or negotiate insurance on our behalf must be licensed and appointed insurance producers and must fulfill annual continuing education requirements. Similarly, any of our employees who sell, solicit or negotiate insurance must be licensed and appointed insurance producers and must fulfill annual continuing education requirements. In certain states in which we operate, insurance claims adjusters are also required to be licensed, appointed and fulfill annual continuing education requirements.

Insurance Holding Company Regulation
As the ultimate controlling person in the “insurance holding company system” under state insurance holding company laws, we are required to file annual enterprise risk reports, corporate governance disclosures and Own Risk and Solvency Assessments, or ORSAs, with our domiciliary regulators.
These laws also mandate that all inter-affiliate transactions within a holding company system meet the following conditions: (i) the terms must be fair and reasonable; (ii) charges or fees for services performed must be fair and reasonable; and (iii) expenses incurred and payments received must be allocated to the insurer in conformity with customary insurance accounting practices consistently applied. We generally must disclose any transaction between our regulated insurance subsidiaries and our other affiliates to the supervisory Department of Insurance, or DOI, and obtain prior approval from such DOI before entering into certain material inter-affiliate transactions, including, but not limited to, management agreements, tax allocation agreements, service contracts, cost-sharing arrangements, extraordinary dividends, certain reinsurance transactions and certain loan agreements.
Change of Control
Pursuant to the insurance holding company laws of the states in which our insurance subsidiaries are domiciled, including Ohio and Florida, a person must obtain regulatory approval from the supervisory DOI prior to acquiring direct or indirect “control” of a domestic insurer by filing a Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer. As part of this Form A application, the entity acquiring control (as well as any controlling shareholders of such entity) must submit, along with other documents and disclosures, its financial statements, organizational charts and biographical affidavits for any officers, directors and controlling shareholders of each applicable entity. The DOI will grant approval of an application to acquire control of a domestic insurer unless the DOI finds that any of the following apply: (i) after the change of control, the domestic insurer would not be able to satisfy the requirements for the issuance of a license to write the line or lines of insurance for which it is presently licensed; (ii) the effect of the merger or other acquisition of control would be substantially to lessen competition in insurance in the applicable state or tend to create a monopoly; (iii) the financial condition of any acquiring party is such as might jeopardize the financial stability of the domestic insurer, or prejudice the interests of its policyholders; (iv) the plans or proposals that the acquiring party has to liquidate the domestic insurer, sell its assets, or consolidate or merge it with any person, or to make any other material change in its business or corporate structure or management, are unfair and unreasonable to policyholders of the domestic insurer and not in the public interest; (v) the competence, experience and integrity of the persons that would control the operation of the domestic insurer are such that it would not be in the interest of policyholders of the domestic insurer and of the public to permit the merger or other acquisition of control; or (vi) the acquisition is likely to be hazardous or prejudicial to the insurance-buying public.
State insurance holding company laws provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. A person may rebut this statutory presumption of control by submitting a disclaimer of affiliation with the supervisory DOI, disclosing all material relationships and bases for affiliation between the person and the insurer as well as the basis for disclaiming such affiliation. The state regulators, however, may also find that “control” exists in circumstances in which a person owns or controls less than ten percent of the voting securities of the domestic insurer.
Moreover, in both Ohio and Florida, any person divesting control of an insurer must provide 30 days’ notice to the regulator and the insurer.
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

ORSA
Pursuant to the Own Risk and Solvency Assessment, or ORSA, an insurance company with gross written and unaffiliated assumed premium of more than $500 million or that is part of an insurance group with gross written and unaffiliated assumed premium of more than $1 billion must maintain a risk management framework to assist the insurer with identifying, assessing, monitoring, managing, and reporting on its material and relevant risks. In addition, the insurer must regularly conduct an own risk and solvency assessment in accordance with NAIC’s ORSA Guidance Manual. Upon the request of the superintendent of the Ohio DOI, and not more than once a year, an insurer must submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. We have filed ORSA summary reports annually since 2021 and, since the formation of Root Florida, have likewise submitted it to the Florida Office of Insurance Regulation.
Restrictions on Paying Dividends
We are a holding company that transacts a majority of its business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations depends on the results of operations of our operating subsidiaries and on the ability of such subsidiaries to provide us with cash, whether in the form of dividends, distributions, loans or otherwise. The payment of any extraordinary dividend by one of our regulated insurance subsidiaries requires the prior approval of the superintendent of the supervisory DOI. “Extraordinary dividend” is defined under applicable state law as: (i) any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten percent of an insurer’s policyholder surplus as of December 31 of the preceding year, or (b) an insurer’s net income for the twelve-month period ending December 31 of the preceding year or (ii) any dividend or distribution paid by an insurer from a source other than earned surplus. To date, our subsidiary boards of directors have declared and executed dividends on an intercompany basis, in the exercise of their respective discretion and subject to regulatory approval, after considering a variety of factors, including our results of operations, capital and liquidity needs, and applicable regulatory requirements. See the section titled “Risk Factors—Risks Related to Our Business—Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.”
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The Ohio DOI or Florida OIR may in the future adopt statutory provisions more restrictive than those currently in effect.
Reserves
Our domestic insurance subsidiaries are required to hold reserves to cover projected losses under their policies, in accordance with actuarial principles. In accordance with NAIC’s property and casualty statement instructions, they must submit an annual Statement of Actuarial Opinion from a qualified actuary appointed by the Company, certifying that their reserves are reasonable.
Risk-Based Capital and Group Capital
State insurance regulators establish and monitor compliance with capital and surplus requirements. Our domestic insurance subsidiaries are therefore subject to certain capital restrictions and requirements of their domiciliary states, including risk-based capital, or RBC, developed by the NAIC and adopted by state insurance regulators to support their overall business operations and minimize the risk of insolvency. RBC is calculated using a series of factors applied against financial balances and activity. State insurance regulators use RBC to set capital requirements, based on the size and degree of risk taken by the insurer, taking into account various risk factors including asset risk, credit risk, underwriting risk, and interest rate risk. If the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, the RBC laws provide for increasing levels of regulatory scrutiny and intervention. In addition to domiciliary state RBC requirements, some states may impose extraterritorial surplus and capital restrictions on insurance companies, which limit our ability to move capital freely among subsidiaries and restrict our ability to deploy excess funds for operational or strategic purposes.

An insurance company with total adjusted capital that is less than 200% of its authorized control level RBC is at a company action level, which would require the insurance company to file a RBC plan that, among other things, contains proposals of corrective actions the Company intends to take that are reasonably expected to result in the elimination of the company action level event. Given the relatively short operating history of our insurance subsidiaries, certain state insurance regulators require our insurance subsidiaries to maintain RBC levels in excess of 200% of its authorized control level. As of December 31, 2025, Root Insurance Company, Root Florida, and Root Property & Casualty had RBC levels above the company action levels.
In addition, the NAIC has developed a group capital calculation covering all entities in our insurance company group. The group capital calculation provides regulators with an additional analytical tool for conducting supervisory activities. Ohio adopted the model legislation, which became effective June 1, 2025, for insurance holding company systems like ours that do not write business outside of the United States, and the Company has made the required group capital calculation filing.
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
Periodic Examinations
Our insurance subsidiaries are subject to on-site visits and financial and/or market conduct examinations by state insurance regulatory authorities. We are subject to financial condition examinations in any state in which one of our insurance company subsidiaries is domiciled. Root Insurance Company and Root Property & Casualty are domiciled in Ohio and subject to a financial condition examination by the Ohio DOI at least every three to five years, during which the Ohio DOI reviews the Company’s financials, governance, and operations, including its relationships and transactions with affiliates. The most recent financial condition examinations of Root Insurance Company and Root Property & Casualty by the Ohio DOI covered the periods of January 1, 2020 through December 31, 2022 and January 1, 2021 through December 31, 2022, respectively. The examination reports were completed on June 14, 2024, and are available to the public. There were no formal findings or financial statement adjustments. Root Florida is also subject to financial examinations by the state of Florida. As a new underwriting company in the state of Florida, we expect Root Florida will be subject to financial examinations in each of the next three years, starting with the examination of its financial condition to begin in 2026. In addition, Root Re, our Cayman Islands subsidiary, is subject to inspections by the Cayman Islands Monetary Authority, or CIMA, on an ad-hoc basis and typically every three to five years. An inspection of Root Re was completed in 2025 and resulted in no formal findings or financial statement adjustments.
We are also subject to market conduct examinations in any state in which one of our insurance subsidiaries issues policies. Market conduct examinations examine an insurer’s conduct toward policyholders, including complaint handling, marketing, claims, policyholder notice, rate and form filing, and customer service. These examinations can result in fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. Previously, we have been subject to such fines, although the amounts have been immaterial, and are subject to consent orders concerning certain of our business practices. Final market conduct examinations are public records and can be found on examining state websites.
Statutory Accounting Principles
A United States licensed insurance carrier’s financial statements must be completed in accordance with statutory accounting principles, or SAP. SAP was developed by United States insurance regulators as a method of accounting used to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all its current and future obligations to customers. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction.
Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various United States jurisdictions. These accounting principles and related regulations differ somewhat from generally accepted accounting principles in the United States, or GAAP, which are designed to measure a business on a going-concern basis. GAAP gives consideration to matching of revenue and expenses and, as a result, certain costs are capitalized when incurred and then amortized over the life of the associated policies where SAP generally recognizes those costs as expenses when incurred. Other assets such as fixed assets are accounted for under GAAP financial statements, but are not admitted under SAP. As a result, the values for assets, liabilities, and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.
Credit for Reinsurance
Our wholly-owned regulated United States insurance subsidiaries, Root Insurance Company, Root Property & Casualty and Root Florida, are currently parties to a number of reinsurance agreements under which they have ceded a portion of their risk they are insuring to various reinsurers, including but not limited to Root Re. State insurance laws permit United States insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. Once an insurance carrier has received credit for reinsurance it does not need to hold separate reserves to cover claims on the risks that it has ceded to the reinsurer. There are several different ways in which the credit for reinsurance laws may be satisfied by an assuming reinsurer, including being licensed in the state, being accredited in the state, or maintaining certain types of qualifying collateral.
Rate Regulation
Most states require personal property and casualty insurers to file rating plans, policy or coverage forms, and other information with the state’s regulatory authority. Some states may also require the filing of underwriting guidelines, and in certain cases, such rating plans, policy forms, and/or underwriting guidelines, must be approved prior to use.
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
Investment Regulation
Root Insurance Company and Root Property & Casualty are subject to Ohio’s rules and regulations governing the investment of assets, while Root Florida is subject to Florida’s rules and regulations. These laws generally require that an insurance company invest in a diverse portfolio and limit its investments in certain asset categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in certain circumstances, we would be required to dispose of those investments.
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
Data Privacy and Cybersecurity
The use of non-public personal information in the insurance industry is subject to regulation under the privacy provisions of the Gramm-Leach Bliley Act and the NAIC Insurance Information and Privacy Act, as adopted and implemented by the various state legislatures and insurance regulators, including through the California Financial Information Privacy Act. Pursuant to these laws and regulations, among other things, an insurance carrier or producer must disclose its consumer privacy notice to all of its applicants and policyholders and must also provide either an opt-in or opt-out, depending on the state, to the sharing of non-public personal information with unaffiliated third parties, where applicable. Under these rules and regulations, insurance companies and producers must also establish a program of administrative, technical, and physical safeguards designed to address the security and confidentiality of customer information, protect against anticipated threats or hazards to the security or integrity of customer information, and protect against unauthorized access to or use of customer information that could result in substantial harm or inconvenience to the customers.
Certain collection and processing of personal information makes us subject to the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, as amended by the California Privacy Rights Act, or CPRA, effective January 1, 2023, and numerous other comprehensive consumer privacy laws that have gone into effect since then. These state consumer privacy laws give residents of certain states the right to access and require correction and/or deletion of certain of their personal information, opt out of certain personal information sharing and other processing activities, and receive detailed disclosures about how their personal information is used and shared. These state consumer privacy laws often exempt certain information that is collected, processed, or disclosed pursuant to the California Financial Information Privacy Act, the Gramm-Leach-Bliley Act, the federal Driver’s Privacy Protection Act or the Fair Credit Reporting Act, which also apply to us. However, the definition of “personal information” in each of these laws is broad and encompasses other information that we process beyond the scope of this exemption. In addition, we are subject to multiple state requirements pertaining to how insurers handle their customers’ non-public personal information.
Further, in response to the growing threat of cybersecurity attacks and cybersecurity incidents in the insurance industry, several jurisdictions have adopted, or have begun to consider adopting, cybersecurity regulations that establish requirements and standards for safeguarding non-public personal information, including the New York Department of Financial Services. In 2017, the NAIC adopted the Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern the cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. A number of states have adopted versions of the Insurance Data Security Model Law, each with a different effective date. Additional state laws impose notification requirements in the event of cybersecurity breaches affecting their residents. Root takes steps to comply with applicable cybersecurity regulations, but the patchwork nature of the laws in this area currently makes it more costly and difficult to ensure compliance.
Federal Regulation
The regulation of insurance companies is principally a matter of state law, and the federal government does not directly regulate the transaction of insurance. However, federal regulation and initiatives do have an impact on the insurance industry. In particular, the Federal Insurance Office, or FIO, was established within the United States Department of the Treasury by the Dodd-Frank Act in July 2010 to monitor and coordinate the regulation of the insurance industry across the United States.

Although the FIO has limited direct regulatory authority over insurance companies or other insurance industry participants, it does represent the United States on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors, or IAIS. In addition, the FIO serves as an advisory member of the Financial Stability Oversight Council, or FSOC, assists the Secretary of the United States Department of the Treasury with administration of the Terrorism Risk Insurance Program, monitors trends in the insurance industry and advises the Secretary of the United States Department of the Treasury on important national and international insurance matters. The FIO has the ability to make a recommendation to the FSOC to designate an insurer as “systemically important,” subjecting the insurer to regulation by the Federal Reserve as a bank holding company, which in some cases could lead to higher capital requirements.
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
Available Information
General information about Root, Inc., including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, can be found at ir.joinroot.com under the “Governance” tab by selecting “Documents & Charters.” We will post on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics requiring disclosure under applicable rules within four business days of the amendment or waiver. Charters for the Audit, Risk and Finance Committee, Compensation Committee, and Nominating and Governance Committee are also available at this location. Root, Inc. uses its website, ir.joinroot.com, as a channel for routine distribution of important information, including news releases and other investor communications. While not our primary means of communication, investors can also learn more about us by visiting our LinkedIn account (linkedin.com/company/rootinsurance), and we may disclose material non-public information through our LinkedIn account. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. These documents are also available in hard copy, free of charge, by contacting our Investor Relations office. Additionally, the SEC maintains a website (www.sec.gov) that contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. In addition, our website allows investors and other interested persons to sign up to automatically receive email alerts when we post news releases and financial information on our website. Information contained on our website or our LinkedIn account is not incorporated into this Annual Report on Form 10-K or other securities filings.

Item 1A.  Risk Factors.
The following are certain risk factors that could affect our business, results of operations, financial condition and prospects. Although the risks are organized by headings and each risk is described separately, many of the risks are interrelated. The risks that we have highlighted in the following section of this Annual Report on Form 10-K are not the only ones that we face. Our business involves various risks and uncertainties as well as those associated with the general business and insurance industry environments.
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
Risks Related to Our Business
We have a history of net losses and could incur substantial net losses in the future. We may not be able to grow, achieve or maintain profitability in the future.
We incurred net losses on an annual basis from our incorporation in 2015 through the second quarter of 2024, and we may incur significant net losses in the future. We incurred net losses of $147.4 million and $297.7 million for the years ended December 31, 2023 and 2022, respectively. While we recorded a net profit of $40.3 million and $30.9 million for 2025 and 2024, respectively, we had an accumulated loss of $1,641.6 million and $1,681.9 million as of December 31, 2025 and December 31, 2024, respectively.
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
Despite posting a net profit for 2025 and 2024, our accumulated net loss may increase as we continue to make investments in the development and expansion of our business or if we suffer adverse business results or other losses. Expenses in the areas of building partnership products, telematics, digital marketing, brand advertising, consumer-facing technologies, core insurance operations services and lines of insurance not presently offered by Root contribute to net losses. We have in the past encountered, and will continue to encounter, unforeseen or unpredictable factors, including, but not limited to, elevated operating expenses, complications or delays, or other losses (for example, litigation losses), which have and may in the future result in increased costs, contributing to our net losses and impacting our ability to grow. It is difficult to predict the size and growth rate of our market, demand for our services and success of current or potential future competitors and our investments to grow our business may not result in increased or sufficient revenue or growth for several years or at all. Additionally, we will continue to incur significant expenses in connection with the repayment of the outstanding principal and accrued interest on our Amended Term Loan (as defined herein), and we will also incur significant legal, accounting and other expenses as a public company.
Our limited operating history makes it difficult to evaluate our current business and our future prospects. While our revenue has grown in certain recent periods and contracted in others, our historic growth rate may not be sustainable. With changes to our focus areas of growth, our historic growth rates should not be considered indicative of future performance, and we may not realize sufficient revenue to maintain profitability. Revenue growth rates may slow in future periods due to a number of reasons including increased competition and market changes. We may choose to preserve capital, change our focus areas of growth, reinvest in the business, or encounter unforeseen or unpredictable factors, which may, and in certain cases will, result in increased operating expenses, other losses, complications or delays slowing demand for our services, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be seriously harmed, and we may not maintain profitability in future periods.
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
If we lose customers, our value will diminish. In addition, we may fail to accurately predict risk segmentation of new customers or potential customers, which could also reduce our profitability. While our loss performance has generally improved over time, loss performance is influenced by a number of factors, including inflation, and as more customers renew their policies and remain policyholders for longer, a future loss of customers could lead to higher loss ratios or loss ratios that cease to decline, which would adversely impact our profitability. Further, our ability to attract and retain customers depends, in part, on our ability to successfully expand geographically, grow our business in the markets we currently serve, expand into new lines of business and offer additional products beyond automobile and renters insurance. Expanding into new geographic markets takes time, requires investment in technology, places us in unfamiliar competitive and regulatory environments, requires us to navigate and comply with extensive regulations and may occur more slowly than we expect and we may be unsuccessful at expanding nationwide.
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
•we fail to provide effective updates to our existing products or to keep pace with technological improvements in our industry, including generative AI and machine learning technology;
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
We intend to continue to make investments to support our business growth, which will require us to use funds to respond to business challenges, including the need to develop new features and products or enhance our existing products and services, satisfy our regulatory capital and surplus requirements, cover losses, improve our operating infrastructure or acquire complementary businesses and technologies. Many factors will affect our capital needs, as well as their amount and timing, including our growth and profitability, regulatory requirements, market disruptions and other developments. If our present capital and surplus is insufficient to meet our current or future operating requirements, including regulatory capital and surplus requirements, or to cover losses, we may need to raise additional funds through financings or curtail our growth. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance, as well as the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all.

If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Class A common stock. Further, if the trading price of our Class A common stock is depressed or declines, the potential magnitude of this dilution will increase. As an insurance company, we are subject to extensive laws and regulations in every jurisdiction in which we conduct business. Any such issuances of equity or convertible debt securities to secure additional funds may be impeded by regulatory approvals or requirements imposed by such regulatory authorities if such issuances are deemed to result in a person acquiring “control” of our company under applicable insurance laws and regulations. Such regulatory requirements may require potential investors to disclose their organizational structure and detailed financial statements, as well as require managing partners, directors and/or senior officers to submit biographical affidavits which may deter investment in our company.
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
We use telematics, mobile technology and our digital platform to collect data points that we evaluate in pricing and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. Our business model is dependent on our ability to collect, obtain or use driving behavior data and utilize telematics. If legislation, judicial or regulatory intervention were to restrict our ability to collect or use driving behavior data, it would impair our capacity to underwrite insurance cost effectively, negatively impacting our revenue and earnings. Further, if federal, state or international regulators were to determine that the type of data we collect or obtain, the process we use for collecting or obtaining this data or how we use this data is unfairly discriminatory or otherwise violates one or more laws, our ability to collect, obtain and use this data will be seriously impaired.
Due to Proposition 103 in California, we are currently limited in our ability to use telematics data beyond miles driven to underwrite insurance. Additionally, restrictions in Maryland are currently limiting our ability to operate a consistent telematics program across jurisdictions. These constraints hinder our ability to offer cost-competitive insurance in these states, and if other states were to adopt comparable laws or regulatory positions, our ability to underwrite and price insurance policies effectively in those markets will be harmed.
Although there is relatively limited federal and state legislation outside of these states restricting our ability to collect driving behavior data and operate a consistent telematics program, private organizations are implementing principles and guidelines to protect driver privacy. The Alliance for Automotive Innovation established their Consumer Privacy Protection Principles to provide member automobile manufacturers with a framework with which to consider privacy and build privacy into their products and services. Additionally, the National Automobile Dealers Association has partnered with the Future of Privacy Forum to produce consumer education guidelines that explain the kinds of information that may be collected by consumers’ cars, the guidelines that govern how it is collected and used, and the options consumers may have to protect their vehicle data. The Global Alliance for Vehicle Data Access is another organization that was formed to advocate for driver ownership of all vehicle data, particularly for insurance underwriting purposes. If federal or state legislators pass laws limiting our ability to collect or obtain driver data, particularly through drivers’ smartphones, such legislation would have a material adverse effect on our business, results of operations, financial condition and prospects.
Recent news reports about certain automobile manufacturers’ collection of driving behavioral data, and the means of obtaining consent for the same, and the subsequent sale of this vehicle-derived telematics data to third-party brokers, and then eventually to insurers, continues to draw national attention. State attorneys general and private companies and litigants initiated investigative activities and/or litigation against certain of these manufacturers and brokers under consumer protection and privacy laws. If consumer sentiment, legislation, litigation, or a combination of these, were to materially impact our ability to collect, obtain and use telematics data, or if such factors encouraged automobile manufacturers to move away from offering usage-based insurance programs to their customers, it would have a material adverse effect on our business, results of operations, financial condition and prospects.
Certain regulators have expressed interest in the use of external data sources, algorithms and/or predictive models in insurance underwriting or rating. Specifically, regulators have raised questions about the potential for unfair discrimination, adequacy of consent and lack of transparency associated with the use of external consumer data. A determination by federal or state regulators that the data points we collect or obtain, and the process we use for collecting or obtaining data, unfairly discriminates against a protected class of people could subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, regulatory fines and other sanctions, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, results of operations, financial condition and prospects. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our machine learning and automation-driven operations, these policies and procedures may prove inadequate to manage our use of this nascent technology, resulting in a greater likelihood of inadvertent legal or compliance failures.
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
Additionally, existing laws, future laws, and evolving attitudes about privacy protection may impair our ability to collect, obtain, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. If such laws or regulations were enacted federally or in a large number of states in which we operate, it would impact the integrity and quality of our pricing and underwriting processes, as it already has in California and Maryland.
We may fail to maintain an effective partnership channel offering, including our embedded insurance product and our independent agent platform, and/or fail to perform under the associated commercial arrangements.
We entered into a commercial agreement with Carvana on October 1, 2021, in which the parties agreed to develop an integrated automobile insurance solution for Carvana’s online car buying platform, and we pay commissions to Carvana for insurance policies purchased by Carvana customers. The commercial agreement includes exclusivity rights to offer automobile insurance on Carvana’s platform, and we will partner exclusively with Carvana for an enterprise total loss replacement vehicle solution. The commercial agreement is set to expire on September 1, 2027. In addition, we are a party to and are pursuing commercial arrangements with other potential partners with varying levels of integration, including utilization of an embedded insurance offering. If we or our commercial counterparties, including Carvana, are unable to satisfy obligations under commercial arrangements, if we are unable to maintain effective partnership arrangements, including an embedded insurance product and our independent agent platform, if we are unable to renew or extend the term of any of our commercial agreements on terms attractive to us or at all, if we are unable to contract with additional partners to utilize these products, or if our partners experience difficulty with their businesses or if they or we are unable to attract insurance customers, that could have a material and adverse effect on our business, results of operations, financial condition and prospects.
We depend on search engines (including generative AI–driven search and discovery tools such as ChatGPT, Gemini, and Perplexity), social media platforms, digital app stores, content-based online advertising and other online sources to attract consumers to our website and our mobile app both rapidly and cost-effectively. If these third parties change their listings or increase their pricing, if our relationships with them deteriorate or terminate, or if other factors related to these third parties arise which are beyond our control, we may be unable to attract new customers rapidly and cost-effectively, which would adversely affect our business, results of operations and prospects.

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
With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely modifies or terminates its relationship with us, we have to pay a higher price for such listings or if the alternatives we find are more expensive, our expenses have in the past and may again in the future rise, or we could lose consumers and traffic to our website, any of which could have a material adverse effect on our business, results of operations, financial condition and prospects. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our website may appear less prominently or not at all in search results, which could result in reduced traffic to our website and our mobile app and fewer new customers.
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
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including but not limited to Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect such data. If the costs of advertising on search engines and social media platforms increase, we have in the past and may again in the future incur additional marketing expenses and be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, changes to regulations applicable to the insurance brokerage and distribution business may limit our ability to rely on key distribution platforms, such as the Root API, if the third-party distribution platforms are unable to continue to distribute our insurance products without an insurance producer license pursuant to applicable insurance laws and regulations.
From time to time (including in 2025), competition for limited and/or high-value advertising space from our competitors or other companies can result in increases in the costs we incur in our marketing efforts. Our customer acquisition costs can vary by channel mix, by state, due to seasonality, or due to the competitive environment. These increases to our customer acquisition costs depend on a number of factors outside of our control and can negatively affect our business and operating results. As we grow, we may struggle to maintain cost-effective marketing strategies, and our customer acquisition costs could rise substantially.
The marketing of our insurance products depends on our ability to cultivate and maintain rapid, cost-effective and otherwise satisfactory relationships with digital app stores, in particular, those operated by Google and Apple. Because many of our customers access our insurance products through a mobile app, we depend on the Apple App Store and the Google Play Store to distribute our mobile app.
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
Further, one of the factors we use to evaluate our customer satisfaction and market position is our Apple App Store and Google Play Store ratings. This rating may not be a reliable indicator of our customer satisfaction relative to other companies who are rated in the app stores since, to date, we have received a fraction of the number of reviews compared to the companies we benchmark against, and thus our number of positive reviews is not as meaningful.
Our expansion within the United States will subject us to additional regulatory approvals and costs and risks, and our plans may not be successful.
Our success depends in significant part on our ability to expand into additional markets in the United States. We currently hold Certificates of Authority in 50 states and the District of Columbia and operate in 36 of those jurisdictions. We plan to have a presence in all 50 states and the District of Columbia but cannot and do not guarantee that we will be able to provide nationwide coverage on any particular timeline or at all. In order to gain approval to operate in certain states, we have agreed to certain limitations on our licenses, and we may need to agree to additional limitations imposed by other states. Generally, regulators in states (i) in which we have valid licenses but are not selling insurance or (ii) into which we are considering entering with an affiliated underwriting company, have preferred that we only begin selling insurance or entering the state with an affiliated underwriting company at such time that we can demonstrate that we have met certain financial performance metrics.
As we seek to expand in the United States, we will incur significant incremental operating expenses, including expenses in connection with securing applicable regulatory approvals, establishing new underwriting entities, marketing, hiring additional personnel, engaging third-party service providers and other research and development costs. We have invested and expect to continue to invest substantial time and resources to expand our operations and revenues from those additional operations, and we may not exceed the expense of establishing and maintaining them. In addition, these efforts compete for Company resources and may require the Company to forgo other projects that could be more profitable, including expansion into new states. If we are unable to manage these risks effectively, our business, results of operations, financial condition and prospects will be adversely affected.
Moreover, our countrywide expansion has taken a substantial number of years to date, and may not be successful for a variety of reasons, including:

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
We utilize our technology platform to gather customer data in order to determine whether or not to write and how to price our insurance products. Similarly, we use our technology platform to process many of our claims. Our technology platform is expensive and complex, its continuous development, maintenance and operation may encounter difficulties including material performance problems or defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select our customers, incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. These errors could cause us to select an uneconomic mix of customers or encounter customer dissatisfaction, which could lead customers to cancel or fail to renew their insurance policies with us or make it less likely that prospective customers obtain new insurance policies, underprice policies or overpay claims, or incorrectly adjust or deny policyholder claims and become subject to liability. Additionally, technology platform errors may lead to unintentional variations and anomalies in the underwriting and claims process, which would subject us to legal or regulatory liability and harm our brand and reputation. Any of these alone or in combination could result in a material adverse effect on our business, results of operations, financial condition and prospects.
While we believe our telematics-based pricing model is more fair for consumers when compared to traditional insurers’ offerings, it may also yield results that customers themselves nonetheless find unfair. For instance, we may quote certain drivers higher premiums than our competitors, if our model determines that the driver is higher risk even though their higher-risk driving has not resulted in a claim. Such a perception of unfairness could negatively impact our brand and reputation.
Regulators may limit our ability to develop or implement our telematics-based pricing model and/or may eliminate or restrict the confidentiality of our proprietary technology.
Our success depends on our ability to continue to develop and implement our telematics-based pricing model, and to maintain the confidentiality of our proprietary technology. Changes to existing regulations, the interpretation or implementation of such regulations, or new regulations could impede our use of this technology or require that we disclose our proprietary technology to our competitors and/or regulators, which would negatively impact our competitive position and result in a material adverse effect on our business, results of operations, financial condition and prospects. For example, as explained above, the matters involving certain automobile manufacturers’ and third-party brokers’ collection and sharing of telematics data may prompt changes in the quality and availability of telematics data for use by us and others in the insurance industry, as well as changes to existing laws and regulations and their interpretation or implementation. Our business, results of operations, financial condition and prospects could be adversely affected by any of these factors.
We are subject to full scope financial examinations by state insurance regulatory authorities in each state in which our insurance company subsidiaries are domiciled, which could result in adverse examination findings and necessitate remedial actions.
State insurance regulators perform examinations of insurance companies under their jurisdiction to assess compliance with applicable laws and regulations, financial condition and the conduct of regulated activities at least every three to five years. Root Insurance Company is Ohio-domiciled and has completed financial examinations with the Ohio DOI, which includes a review of the Company’s financials, governance, and operations, including its relationships and transactions with affiliates, and a specific examination of our pricing and underwriting methodologies and our regulatory capital, and was most recently reviewed in 2024 resulting in no material findings. Root Property & Casualty is also Ohio-domiciled but completed a similar financial examination by the Delaware DOI prior to its redomestication as an Ohio-domiciled insurer. It also underwent a financial examination with the Ohio DOI resulting in no material findings. Newly formed Root Florida is Florida-domiciled and will be subject to an initial financial examination, which is customary for newly-licensed insurance subsidiaries and which the Florida OIR has notified us will begin in June 2026. If, as a result of examinations, our regulators determine that our financial condition, capital resources or other aspects of any of our operations are not satisfactory, or that we have violated applicable laws or regulations, such regulator may subject us to fines or other penalties and/or require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, such as an enforcement action or, in the case of regulatory capital, require us to maintain additional capital. The results of the examinations are a matter of public record, and our reputation may also be harmed by penalties. For more information regarding our financial condition examinations, see the section titled “Periodic Examinations” in the “Insurance Regulation” section of Item 1. Business.
We are subject to market conduct examinations by state insurance regulatory authorities in any state in which our insurance subsidiaries issue insurance policies, which could result in adverse examination findings and necessitate remedial actions.
Our insurance subsidiaries are also subject to other investigations or inquiries, including market conduct examinations, in any state in which they issue policies. These examinations have resulted in, and could in the future result in, fines and other monetary penalties, as well as other regulatory orders requiring remedial, injunctive, or other corrective action. Certain of our insurance subsidiaries are undergoing examinations and will be subject to such examinations in the future. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from an examination could have a material adverse effect on our business, reputation, financial condition, results of operations or prospects. For more information regarding our previous and ongoing market conduct examinations, see the section titled “Periodic Examinations” in the “Insurance Regulation” section of Item 1. Business.
Our exposure to loss activity and regulation may be greater in states where we currently have most of our customers, including Texas, Georgia, Florida, and California.
Approximately 46.9% of our gross premiums written for the year ended December 31, 2025 originated from customers in Texas, Georgia, Florida, and California. As a result of this concentration of customers, if a significant catastrophic event or series of catastrophic events occur and cause material losses in Texas, Georgia, Florida, or California, our business, results of operation, financial condition and prospects would be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the legal and regulatory environment affecting property and casualty insurance in Texas, Georgia, Florida, or California may expose us to more significant risks.
We are subject to complex and evolving privacy, data security and cybersecurity laws, regulations, and standards increasing the burden of compliance. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.

In the United States, insurance companies are subject to the privacy provisions of the federal Gramm-Leach-Bliley Act and the NAIC Insurance Information and Privacy Protection Model Act, as adopted and implemented by certain state legislatures and insurance regulators. The regulations implementing these laws require insurance companies to disclose their privacy practices to consumers, allow them to opt-in or opt-out, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in certain states, private lawsuits for damages. Insurance companies are also subject to state-specific privacy laws governing the use of particular data. For instance, the Illinois Biometric Information Privacy Act regulates the use and storage of biometric data, such as fingerprints, in the insurance industry and requires the informed written consent from policyholders if the insurance company intends to collect or disclose their personal biometric identifiers.
Privacy and data security regulation in the United States is rapidly evolving. For example, existing laws, such as the CCPA, which became effective January 1, 2020, future laws, and evolving attitudes about privacy protection may impair our ability to collect, obtain, use, and maintain data points of sufficient type or quantity to develop and train our algorithms. The CCPA gives California residents expanded rights to access, correct, delete and transfer certain of their personal information, opt out of certain personal information sharing and other processing activities, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which increases the risk of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on the “sharing”/”sale” of personal information restricts our use of cookies and similar technologies for cross-advertising purposes. The CCPA excludes certain personal information covered by Gramm-Leach-Bliley Act, Fair Credit Reporting Act, the Driver’s Privacy Protection Act or the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we collect and/or maintain.
The requirements of the CCPA expanded substantially in January 2023 as a result of California voters approving the CPRA in November 2020. The CPRA, which went into effect on January 1, 2023, gives California residents the ability to: limit use of precise geolocation information and other categories of information classified as “sensitive”; and add e-mail addresses and passwords to the list of personal information data fields that, if lost or breached, would entitle affected individuals to bring private lawsuits. The CPRA also established the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, the CPRA, and other similar state or federal laws, are significant and may require us to further modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.
Importantly, the CCPA and the CPRA marked the beginning of a trend toward more stringent privacy legislation in the United States. At present, there are numerous comprehensive state privacy laws in effect, which mirror—and sometimes expand upon—the obligations and restrictions present in the CCPA and CPRA. There also continues to be discussion in Congress of new comprehensive federal data protection and privacy laws to which we likely would be subject if enacted. Until an overarching federal privacy law is passed, however, it is anticipated that individual states will continue to adopt or amend state laws and regulations governing data privacy and cybersecurity, which will increase the cost and complexity of our compliance efforts and impact the integrity and quality of our pricing and underwriting processes.
Additionally, in response to the growing threat of cyberattacks in the insurance industry, certain jurisdictions have begun to impose new cybersecurity laws and regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. At least 26 states have adopted the same or substantially similar versions of the Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the Insurance Data Security Model Law in the future. Also in 2017, the New York State Department of Financial Services adopted regulations providing minimum standards for insurance companies’ cybersecurity programs, requiring an annual certification confirming compliance. In May 2018, South Carolina passed a cybersecurity bill requiring, among other things, any insurance entity operating in the state to establish and implement a cybersecurity program protecting their business and their customers from a data breach, to investigate data breaches and to notify regulators of a cybersecurity event. Today, all 50 states have enacted some type of cybersecurity and data protection regulation, and around 19 jurisdictions have comprehensive privacy regulations that may apply to certain consumer data that we possess. Additionally, some of the enacted regulations have since been amended to expand and strengthen established cybersecurity requirements in response to the evolving cybersecurity landscape. Although we take steps to comply with applicable cybersecurity regulations and data security laws, our failure to comply with new or existing cybersecurity regulations could result in material legal and/or regulatory actions and other penalties and/or damages. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, results of operations, financial condition or prospects.
Further, we are bound by the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. We have in the past, and may in the future experience, cybersecurity incidents that have resulted in threat actors obtaining customer personal information and some of these events have caused us to incur losses, including regulatory penalties, costs and attorneys fees, and expend resources to modify our systems. Any failure or perceived failure by us or third parties we work with to comply with privacy policies, disclosures, and obligations to customers or other third parties, or privacy or data security laws may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, private litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, any of which could materially and adversely affect our business, results of operations, financial condition and prospects.
Cybersecurity incidents, or real or perceived errors, failures or bugs in our or our vendors’ systems, or our website or mobile app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business, financial condition, operating results and prospects.
Our success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website and mobile app, systems and environment and those of our service providers and business partners have in the past experienced and may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and are subject to fraud, malicious code, phishing attacks or other social engineering attempts, system intrusion, exfiltration, theft, web application attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or mobile app slowdowns or shutdowns. Third parties could misappropriate our data through website scraping, bots or other means and aggregate this data on their websites with data from other companies. Many of our services are provided through the internet which increases our exposure to potential cybersecurity attacks. In addition, we utilize a workforce that is largely remote and may exacerbate exposure to cybersecurity incidents. The rapid evolution and increased adoption of generative AI technologies may also increase our cybersecurity risks and the cybersecurity risks of our business partners.
We have experienced cybersecurity threats to our information technology infrastructure, and we have experienced cybersecurity incidents that have resulted in threat actors obtaining customer personal information, attempts to breach our systems, fraudulent activity and other incidents, and some of these events have caused us to incur losses, including regulatory penalties, costs and expend resources to modify our systems. We continue to expend resources to address past incidents and would expend resources in the future to respond to incidents if they again occur. In addition, we utilize vendors (and our vendors utilize vendors), some of which have also experienced cybersecurity breaches and other incidents. Publicized threats, incidents or events could cause harm to our business and our reputation and challenge our ability to provide reliable service, as well as negatively impact our results of operations materially.
In addition, copycat websites or mobile apps have in the past, and may in the future, attempt to misappropriate data and imitate our brand or the functionality of our website or our mobile app. When we become aware of such websites or mobile apps, we have employed technological or legal measures in an attempt to halt their operations and intend to do so in the future. However, we may be unable to detect all such websites or mobile apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. Regardless of whether we can successfully enforce our rights against the operators of these websites or mobile apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, financial condition or prospects. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business would be harmed.
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
We rely on third parties to provide critical services that help us deliver our solutions and operate our business. These third parties support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. They may not have adequate security measures and may experience a cybersecurity incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Some of our vendors have experienced cybersecurity breaches and other incidents. Such past or future occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly, and we may not have recourse to the responsible third parties for any resulting liability that we incur.
There are many different cybercrime and hacking techniques, and such techniques continue to evolve. As such, we may be unable to anticipate security breaches or incidents, react to cybersecurity incidents in a timely manner, implement adequate preventative measures or completely mitigate the effects of any such attack or incidents. While we have developed systems and processes designed to protect the integrity, confidentiality and security of the confidential and personal information under our control, we cannot guarantee that any security measures we or our third-party business partners have implemented will be effective against all current or future security threats.
A security breach or other cybersecurity incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform; damage our reputation and brand; reduce demand for our insurance products; disrupt normal business operations; require us to expend significant resources to investigate and remedy the incident and prevent recurrence; and subject us to litigation, regulatory enforcement action, fines, costs, penalties, and other liability, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we take steps that we believe are adequate to protect us from cybersecurity threats, hacking against our competitors or other companies in our industry could create the perception among our customers or potential customers that our digital platform is not safe to use. Cybersecurity incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to increase as we continue to grow and process, store and transmit an increasingly large volume of data.
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
Our brand may not become as widely known or accepted as our competitors’ brands or our brand may become tarnished.
Many of our competitors have brands that are well-recognized. As a newer entrant into the insurance market, we have spent, and expect to continue to spend for the foreseeable future, considerable amounts of money and other resources on creating brand awareness and building our reputation. We may not be able to build brand awareness to levels matching our competitors, and our efforts at building, maintaining and enhancing our reputation could fail and/or may not be cost-effective. Complaints or negative publicity, whether accurate or inaccurate, about our business practices, our marketing and advertising campaigns (including marketing affiliations or partnerships), our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether real or perceived, could diminish confidence in our brand, which would adversely affect our reputation and business. As we expand our product offerings and enter new markets, we will need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. We may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful or cost effective. If we are unable to maintain or enhance our reputation or enhance consumer awareness of our brand in a cost-effective manner, our business, results of operations, financial condition and prospects would be materially adversely affected.
We rely on highly skilled and experienced personnel, and if we are unable to attract, retain or motivate key personnel or hire qualified personnel, our business may be seriously harmed. In addition, the loss of key senior management personnel could harm our business, results of operations, financial condition and prospects.
Our success depends on the talents and efforts of highly skilled individuals. Our future success depends on continuing to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives, or our business may contract and we may lose market share. We have implemented involuntary workforce reductions in the past, which may have harmed our reputation and relationship with our employees and may make it more difficult for us to recruit top talent, and we may implement workforce reductions in the future to support other business objectives. We have experienced the effects of a competitive labor market and prior workforce reductions and have responded by increasing wages and/or benefits in certain circumstances and provided cash and equity to certain employees in order to attract and retain them, all of which may continue to negatively impact our business, results of operations, financial condition and prospects. Moreover, certain of our competitors or other insurance or technology businesses may seek to hire our employees. We cannot guarantee that our cash and equity incentives and other compensation and benefits will provide adequate incentives to attract, retain and motivate employees in the future, particularly if the market price of our Class A common stock declines or remains challenged. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.
We depend on our senior management, including Alexander Timm, our Chief Executive Officer. We have experienced turnover among our senior management and employees. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will, and they could leave at any time. If we lose the services of one or more of our senior management or other key personnel, including as a result of our workforce reductions or our business results, we may not be able to successfully manage our business, meet competitive challenges or achieve our business objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our success depends on continuing to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our business.
New legislation or legal requirements may affect how we use AI and /or may impact how we communicate with our customers, which could have an adverse effect on our business, financial condition, results of operations and prospects.
We continue to develop and implement applications of AI, a term we use broadly to refer to computational systems that learn from data, identify patterns, and generate insights that can automate decision-making. This term is also inclusive of classical supervised machine learning, in which models are trained to faithfully mimic patterns observed in data sets. Applications of AI implemented by the Company include but are not limited to our pricing and underwriting models, claims process decisioning and marketing bid models, though in these instances the AI deployed is static and deterministic. As with many innovations, AI presents risks, and there is no guarantee that our use of AI or incorporation of AI capabilities into our business will benefit our business.
State and federal lawmakers and insurance regulators are focusing on the use of AI broadly, including, in particular, concerns about transparency, deception, and fairness. For instance, on August 24, 2020, the NAIC adopted guiding principles on AI developed by the NAIC’s AI Working Group to provide guidance to regulators on the use of AI in the insurance industry, and on December 4, 2023, the NAIC issued a model bulletin on AI, Use of Artificial Intelligence Systems by Insurers, which is intended to be used by state departments of insurance to set forth regulatory expectations as to how insurers should govern the development, acquisition, and use of AI. Subsequently, many state insurance regulators have promulgated that model bulletin through their own departments of insurance, occasionally modifying the model template to highlight state-specific concerns or positions.
In addition, legislation regulating the use of AI has been enacted in several states (but recently challenged by the executive order on “Ensuring a National Policy Framework for Artificial Intelligence”) and has been proposed on the federal level. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of AI, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. We may also be required to disclose our proprietary software to regulators, putting our confidential intellectual property at risk, in order to receive regulatory approval to use such AI in the underwriting of insurance and/or the payment of claims. In addition, our business and operations are subject to various United States federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. Colorado’s requirements on an insurance company’s use of external consumer data and information sources, algorithms, and predictive models, which such requirements include additional documentation, oversight, testing, and reporting obligations, were extended to private passenger automobile insurers by regulation effective October 15, 2025. Although we have taken steps to mitigate our liability for violations of this and other laws restricting the use of electronic communication tools, we cannot guarantee that we will not be exposed to civil litigation or regulatory enforcement for actual or perceived failures in this respect. Further, to the extent that any changes in law or regulation further restrict the ways in which we communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, and our business, results of operations, financial condition and prospects would be materially adversely affected.
Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, results of operations, financial condition and prospects.
Under the terms of our policies, we are required to accurately and timely evaluate and pay covered claims. We have settled claims and actions related to allegations that we did not timely or accurately pay claims and have been assessed market conduct fines and penalties by regulatory authorities. Our ability to accurately and timely evaluate and pay claims depends on a number of factors, including the efficacy of our claims processing, the training and experience of our claims adjusters, including our third-party claims administrators, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.

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
Our business experiences volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. Changes in claim frequency may result from changes in mix of business, miles driven, distracted driving, weather, pandemics, the macroeconomic environment, including inflation, or other factors. A significant increase in claim frequency or severity could have an adverse effect on our business, results of operations, financial condition and prospects.
Changes in bodily injury claim severity specifically are impacted by inflation in medical costs, litigation trends and precedents, regulation and the overall safety of automobile travel. Changes in auto property damage claim severity are driven primarily by inflation in the cost to repair or replace vehicles, including parts and labor rates, the mix of vehicles that are declared total losses, model year mix as well as used car values. An increase in tariffs, or the implementation of new tariffs, including retaliatory tariffs, would likely drive an increase in auto property damage claim severity.
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
While actuarial models for pricing and reserving typically include an expected level of inflation (including social inflation), unanticipated increases in claim severity can arise from events that are inherently difficult to predict, such as inflationary shocks or surges in health care costs. Implementation of tariffs and changes in trade policies could also contribute to claim severity. Although we pursue various loss management initiatives to mitigate future increases in claim severity, we cannot guarantee that these initiatives will successfully identify or reduce the effect of future increases in claim severity, and our failure to do so would adversely affect our business, results of operations, financial condition and prospects.
Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.
We are required to maintain sufficient capital and surplus in order to comply with insurance regulatory requirements, support our business operations and minimize our risk of insolvency. The NAIC has developed a system to test the adequacy of statutory capital and surplus of United States-based insurers, known as risk-based capital, that all states have adopted. This system establishes the minimum amount of capital and surplus necessary for an insurance company to support its overall business operations in consideration of its size and risk profile. It identifies insurers that may be inadequately capitalized by looking at certain risk factors, including asset risk, credit risk and underwriting risk with respect to the insurer’s business in order to determine an insurer’s authorized control level risk-based capital.
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
Further, the NAIC has promulgated a Model Regulation to Define Standards and Commissioner's Authority for Companies Deemed to be in Hazardous Financial Condition, or the Hazardous Financial Condition Standards, which has been adopted by states in whole or part. If our financial condition is deemed by state insurance regulators to meet the Hazardous Financial Condition Standards, it could subject us to heightened regulatory scrutiny or measures or create uncertainty around the stability of our financial condition, which would harm our business. The Florida OIR requires the provision of monthly financial reports.
Similarly, our wholly-owned, Cayman Islands-based captive reinsurer, Root Re, is subject to additional capital and other regulatory requirements imposed by the CIMA. Although these capital requirements are generally less constraining than United States capital requirements, failure to satisfy these requirements could result in regulatory actions from the CIMA or loss of or modification of Root Re’s Class B(iii) insurer license, which would adversely impact our ability to improve our overall capital efficiency and support our “capital-efficient” model.
As a newer entrant to the insurance industry, we may face additional capital and surplus requirements as compared to those of our larger and more established competitors, including requirements imposed by non-domiciliary regulators to maintain statutory capital and surplus, deposits, or other financial security in excess of domiciliary standards as a condition of transacting business in their jurisdictions. Failure to maintain adequate risk-based capital, or other capital requirements, at the required levels could result in limited state operations expansion, withdrawal from a state, and/or increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business.
We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature, or fraud that may be perpetrated by employees or external parties.
If we fail to maintain adequate systems and processes to prevent, monitor and detect fraud, including fraudulent policy acquisitions or claims activity, or if inadvertent errors occur with such prevention, monitoring and detection systems due to human or computer error, our business could be materially adversely impacted. While we believe past incidents of fraudulent activity by customers, purported customers and/or claimants have been relatively isolated, we cannot guarantee that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful. Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have a material adverse effect on our business and reputation.
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
We rely on our mobile app to execute our business strategy. We are subject to general business regulations and laws, as well as federal and state regulations and laws specifically governing the internet and the use of mobile apps in particular. Existing and future laws and regulations may impede the growth of the internet or other online services and increase the cost of providing online services. These regulations and laws may involve taxes, tariffs, trade policies, privacy and data security, anti-spam, content protection, electronic contracts and communications, electronic signatures and consents, consumer protection and social media marketing. It is at times not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet and the use of mobile apps in particular, as the vast majority of these laws were adopted prior to the advent of the internet and the use of mobile apps and do not contemplate or address the unique issues raised by the internet. It is possible that general business regulations and laws, or those specifically governing the internet and the use of mobile apps in particular, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot guarantee that our practices have complied, currently comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business and decrease the use of our mobile app or website by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
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
In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. Certain information or technology that we endeavor to protect as trade secrets may not be eligible for trade secret protection in all jurisdictions, or the measures we undertake to establish and maintain such trade secret protection may be inadequate. In order to protect our proprietary information and technology, we rely in part on agreements with our employees, investors, independent contractors, contract counterparties and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may not adequately protect our trade secrets, these agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which would likely cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors, contract counterparties or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Current or future legal requirements may require us to disclose certain proprietary information or technology, such as our proprietary algorithms, to regulators or other third parties, including our competitors, which could impair or result in the loss of trade secret protection for such information or technology. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, financial condition and prospects.
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
Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations, financial condition and prospects. While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. While we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and contract counterparties, we cannot guarantee that these agreements will be effective in controlling access to, and use and distribution of, our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings.
Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.
We use open source software in our products and services and anticipate that we will continue to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code of such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which we are subject have not been interpreted by United States or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we develop using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer such source code to eliminate use of such open source software. This re-engineering process would require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, assurance of title or controls on the origin or operation of the open source software, which are risks that cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development teams for the use of open source software, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, operating results, financial condition and prospects.
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
With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available on favorable or commercially reasonable terms, or at all, and may significantly increase our operating expenses. Some licenses may be non-exclusive, and, therefore, our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations, financial condition and prospects.
If our customers were to claim that the insurance policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations, financial condition and prospects.
Although we endeavor to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. Customers have from time to time made claims, and may continue to do so in the future, alleging that we or our appointed insurance producers failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase. We have settled some such claims in the past, and we could in the future be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations, financial condition and prospects. While we maintain errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate, or may be unavailable in the future.
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
•our failure to accurately estimate investment yields and the duration of our liability for loss and LAE, as well as unanticipated court decisions, legislation or regulatory action; and
•unexpected or unanticipated changes in auto repair costs, auto parts prices, used car prices, labor and materials costs, tariffs, trade policies, rising medical costs, or changes in national or state healthcare laws or regulations.
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
Our insurance operating results have been, and will likely continue to be, materially adversely affected by severe weather or other catastrophic events, and climate change may be exacerbating these events and their impacts.
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
We are subject to statutory property and casualty guaranty fund assessments in many states in which we do business. The purpose of a guaranty fund is to protect customers in a particular state by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers in such state. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer's share of voluntary premiums written in the state. During the year ended December 31, 2025, the amounts we contributed to such funds were immaterial; however, as we enter new markets, the amounts we are required to contribute may increase materially.
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
Litigation and legal proceedings filed by or against us and our subsidiaries could have a material adverse effect on our business, results of operations, financial condition and prospects, and may divert management’s attention and resources away from our business.
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
As of December 31, 2025, we had federal income tax net operating losses, or NOLs, of approximately $1,284.7 million, and state and local income tax NOLs of approximately $487.3 million, available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code, or the Code, or otherwise. Of our federal and state and local NOLs, $629.6 million and $232.1 million of losses will begin to expire in tax years 2038 through 2046 and 2026 through 2045, respectively, and $655.1 million and $255.2 million, respectively, of losses can be carried forward indefinitely.

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
The Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, among other things, includes changes to United States federal tax rates and the rules governing NOL carryforwards. For federal NOLs arising in tax years beginning after December 31, 2017, the Tax Act as modified by the CARES Act limits a taxpayer’s ability to utilize non-P&C NOL carryforwards in taxable years beginning after December 31, 2020, to 80% of taxable income. In addition, federal non-P&C NOLs arising in tax years beginning after December 31, 2017, can be carried forward indefinitely, but carryback of NOLs are generally permitted to the prior five taxable years only for NOLs arising in taxable years beginning before January 1, 2021 and after December 31, 2017. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOLs are expected to be utilized. This limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, for state income tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023.
The manner in which we fund tax withholding obligations that will arise upon vesting of outstanding restricted stock awards may require us to use a substantial amount of cash, which would reduce our liquidity, or may result in sales of shares of our Class A common stock into the market, which could cause the market price of our Class A common stock to decline.
As of December 31, 2025, our executive officers and other employees held an aggregate of 1.3 million unvested equity awards, including up to a maximum of 0.6 million unvested equity awards that are scheduled to vest in the ordinary course during 2026. Tax withholding obligations arise upon vesting of equity awards and these obligations must be satisfied at the time they arise through cash payments remitted to the relevant tax authorities. To the extent we satisfy our tax withholding obligations with respect to these equity awards by withholding shares and remitting cash to the relevant tax authorities, the net cash payments due for taxes upon the vesting of such equity compensation awards is dependent on the price of our Class A common stock on the applicable vesting dates and could be substantial. Net tax withholding obligations will vary based upon, among other things: the price of our Class A common stock at the time of vesting; the applicable tax withholding rates then in effect; the number of employees electing to pay us an amount in cash, via a broker, sufficient to cover their applicable tax withholding obligations; whether we continue to arrange for withholding in respect of vesting; the number of equity awards that may be forfeited prior to vesting; the level of achievement with respect to performance- or market-based awards; and the timing and amounts of future equity awards.
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
Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity increase premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.
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
We retain risk for business underwritten by our insurance company subsidiaries, including business assumed through our Texas county mutual arrangement. The determination to retain risk by reducing the amount of external reinsurance, by being unwilling or unable to obtain reinsurance, or by not purchasing reinsurance for a particular risk, customer segment or niche, is based on a complex variety of factors, including market conditions, strategy, pricing, availability of reinsurance, our capital levels, loss experience and tolerance. Historically, we have utilized reinsurance to expand our capacity to write more business than our insurance subsidiaries’ surplus would have otherwise supported. A determination by us to continue to retain risk increases our financial exposure to losses and significant losses could have a material adverse effect on our business, results of operations, financial condition, and prospects.
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

We are also subject to the risk that, under applicable insurance laws and regulations, we may not be able to take credit for the reinsurance on our financial statements and instead would be required to hold separate admitted assets as reserves to cover claims on the risks that we have ceded to the reinsurer. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years. At such time, we may have no legal ability to recover what is due to us under our agreement with such reinsurers. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.
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
The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, their affiliates, or certain regulatory bodies have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Any disruption, volatility and uncertainty in the financial reinsurance markets may decrease our ability to access such markets on favorable terms, or at all. In addition, we are subject to the risk that one or more of our reinsurers will not honor its obligations, that the reinsurers will not pay in a timely fashion, or that our losses are so large that they exceed the limits inherent in our reinsurance contracts, limiting recovery. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years. At such time, we may have no legal ability to recover what is due to us under our agreement with such reinsurer. For instance, certain reinsurers, including reinsurers utilized by us, have become financially unsound in the past. In addition, any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. Our inability to collect a material recovery from a reinsurer could have a material effect on our business, results of operations, financial condition and prospects.
We are subject to extensive regulation, and potential further restrictive regulation may increase our operating costs and limit our growth.
We are subject to extensive laws, regulations and various approvals by the individual state insurance departments in the states in which we transact business and the CIMA as it pertains to our captive reinsurance company. These laws, regulations and approvals are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital and surplus, and additional limits on our ability to grow or to achieve targeted profitability. Regulations to which our licensed insurance carriers and producer subsidiaries are subject include, but are not limited to: prior approval of transactions resulting in a change of “control”; approval of policy forms and premiums; approval of intercompany service agreements and reinsurance agreements; statutory and risk-based capital solvency requirements, including the minimum capital and surplus our regulated insurance subsidiary must maintain; restrictions on, and regulatory approval requirements for, the payment of dividends, or other capital distributions, by and among our insurance subsidiaries; and establishing minimum reserves that insurance carriers must hold to pay projected insurance claims. To date, our subsidiary boards of directors have declared dividends on an intercompany basis only, in the exercise of their respective discretion and subject to regulatory approval, after considering a variety of factors, including our results of operations, capital and liquidity needs, and applicable regulatory requirements.
To the extent we decide to expand our current product offerings to include other insurance products, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. Most states have also adopted legislation prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance as well as prohibiting unfair claims practices. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, and discrimination in the business of insurance. Noncompliance with any of such state statutes may subject us to legal and regulatory action by the relevant state insurance regulator, and possibly private litigation. States also regulate various aspects of the contractual relationships between insurers and independent agents as well as, in certain states, insurers and third-party administrators.
Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators; state attorneys general, as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Federal Reserve Board, the Federal Insurance Office, the United States Department of Labor, the United States Department of Justice and the National Labor Relations Board. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act, or FCRA. Among other things, the FCRA requires that insurance companies (i) have a permissible purpose before obtaining and using a consumer report for underwriting purposes and (ii) comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws could subject us to regulatory fines and other sanctions. In addition, given our short operating history and rapid rate of growth, we are more vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, or with respect to our customer communications, and consumer-initiated litigation, including class action litigation, pursuant to regulations providing a private right of action. As a result of such noncompliance, regulators have in the past imposed non-material fines and penalties and could in the future impose fines, rebates or other penalties, including cease-and-desist orders with respect to our operations in an individual state, or all states, until the identified noncompliance is rectified.
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
Our ability to retain state licenses depends on our ability to meet licensing requirements established by the NAIC and adopted by each state, subject to variations across states. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in that state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended, or be subject to the seizure of assets. Any such events could adversely affect our business, results of operations, financial condition and prospects. See the sections titled “Regulation — Insurance Regulation”, “Regulation — Insurance Holding Company Regulation” and “Regulation — Required Licensing” in Item 1. Business for additional information.
A regulatory environment that requires rate increases to be approved or that can dictate underwriting practices, mandate participation in loss sharing arrangements, or require insurers to lower rates and/or disgorge profits may adversely affect our business, results of operations, financial condition and prospects.
The regulation of insurance frequently changes as regulators respond to new, emerging, or perceived issues within the insurance market. From time to time, political events and pressures also affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. Regulatory authorities may impose rate rollbacks, require premium refunds to policyholders or otherwise challenge or delay our efforts to raise rates even when rate increases may be actuarially justified. Such challenges affect our ability to obtain approval for rate changes necessary to achieve targeted levels of profitability and returns on equity and may result in our pricing being inadequate, which could adversely impact our underwriting results. This could also negatively impact our cash flows and deteriorate our financial condition.
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
State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, and we must comply as an insurance holding company.
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. For example, an insurance holding company system’s ultimate controlling person is required to annually submit an “enterprise risk report” to its primary state insurance regulator that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. On behalf of Root Insurance Company, Root Property & Casualty, and Root Florida, Root, Inc. submitted its annual enterprise risk report with Ohio and Florida on May 30, 2025, as required by applicable laws. Other changes include the requirement that a controlling person submit prior notice to its supervisory insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its supervisory insurance regulator.
In addition, we are subject to Own Risk and Solvency Assessment, or ORSA, requirements, which require an insurer to conduct an internal assessment of material and relevant risks associated with its business plans and the sufficiency of its capital and liquidity under normal and stressed conditions. ORSA summary reports must be filed annually with the lead state insurance regulator. We conduct an ORSA review annually, and we last submitted our report to Ohio on April 2, 2025. There is also risk that insurance holding company systems may become subject to group capital requirements at the holding company level. The NAIC has developed a group capital calculation covering all entities in our insurance company group for us in solvency monitoring activities. The group capital calculation provides regulators with an additional analytical tool for conducting supervisory activities. We filed a group capital calculation in 2025.
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

We are subject to payment processing risk and risk related to the availability of consumer credit.
We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor refuses to provide these services to us and we are unable to find a suitable replacement on a timely basis or at all. In addition, if the availability of consumer credit decreases, including as a result of the imposition of caps on credit card interest rates as has been proposed, customers may lose access to payment methods and we may experience difficulty collecting payments. If we or our processing vendor fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments, harming our reputation and financial condition. Data security standards for merchants and service providers that accept credit card payments are prescribed by the PCI Security Standards Council, or PCI, an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures to help ensure the safe handling of sensitive information by companies accepting credit card payments. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues requiring additional compliance efforts by us. Our intention is to maintain compliance with PCI’s data security standards, but such compliance cannot be guaranteed.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, including the Payment Card Industry Data Security Standard, a self-regulatory standard that requires companies that process payment card data to implement certain data security measures, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which, in addition to other disruptions in our ability to accept or collect credit card payments, could harm our business, results of operations, financial condition and prospects.
Our success depends upon the insurance industry continuing to move online at its current pace and the continued growth and acceptance of online and mobile app-based products and services as effective alternatives to traditional offline products and services.
We provide automobile and renters insurance products primarily through our websites, mobile app, and partnership channel, including our embedded insurance product and our independent agent platform, which compete with traditional offline insurance counterparts. We believe that the continued growth and acceptance of online products and services, as well as those offered through mobile devices generally will depend, to a large extent, on the continued growth in commercial use of the internet and mobile apps, and the continued migration of traditional offline markets and industries online.
Purchasers of insurance may develop the perception that purchasing insurance products online or through a mobile app is not as effective as purchasing such products through a broker or other traditional offline methods, and the insurance market may not migrate online as quickly as (or at the levels that) we prefer. Moreover, if, for any reason, an unfavorable perception generally develops that telematics, mobile engagement, a technology-based platform, AI and/or bots are less efficacious than traditional offline methods of purchasing insurance, underwriting, claims processing, and other functions that do not use data automation, AI and/or bots, or that our processes lead to unfair outcomes, our business, results of operations, financial condition and prospects could be adversely affected.

Our actual incurred losses and LAE may be greater than our loss and LAE reserves, which could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our financial condition and results of operations depend on our ability to accurately price risk and assess potential losses and LAE under the terms of the policies we underwrite. Reserves do not represent an exact calculation of the unpaid claims liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In our industry, there is always a risk that reserves may prove inadequate or redundant since we will likely misestimate the exact cost of claims and claims administration.
We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, severe weather, economic and judicial trends and legislative and regulatory changes. Moreover, changing climate conditions, whether due to global climate change or other causes, may increase how often severe weather events and other natural disasters occur, how long they last, and how much insured damage they cause, and may change where events occur. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update estimates. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our business, results of operations, financial condition and prospects.
Recorded claim reserves, including case reserves, salvage and subrogation and incurred but not reported, or IBNR, claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models are used that rely on the assumption that past loss development patterns will persist into the future. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, state mix, contractual terms, industry payment and reporting patterns, changes in claim reporting, and settlement practices. External factors are also considered, such as court decisions, as well as changes in law and litigation imposing unintended coverage. We also consider benefits, such as requiring the availability of multiple limits for a single loss occurrence. Regulatory requirements and economic conditions are also considered.
Since reserves are estimates of the unpaid portion of losses and expenses for events that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process that is regularly refined to reflect modern estimation processes and practices. The ultimate cost of losses may vary materially from recorded reserves and such variance may adversely affect our business, results of operations, financial condition and prospects as the reserves and reinsurance recoverables are reestimated.
If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial rating, which could affect our ability to attract new business or to retain existing customers.
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
Although we seek to preserve our capital, we cannot guarantee that our investment objectives will be achieved and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
The inability to access our cash accounts or to convert investments into cash on favorable terms when we desire to do so may materially and adversely affect our business, cash flows and capital position.
We rely on our ability to access our cash accounts at banks and other financial institutions to operate our business. If we are unable to access the cash in those accounts as needed, whether due to our own systems’ difficulties, an institution-specific issue at the bank or financial institution (such as a bank failure, cybersecurity incident, severe weather or other catastrophe impacting their operations), a broader disruption in banking, financial or wire transfer systems, or otherwise, our ability to pay insurance claims and other financial obligations when due and otherwise operate our business could be materially adversely affected. In the recent past, certain banks, including a bank utilized by the Company, have failed and depositors, including the Company, were unable to access funds in those banks for a period of time. Likewise, our investment portfolios are subject to risks inherent in the nation’s and world’s capital markets, including the United States continuing to honor its outstanding debt and other obligations. Any disruption in the functioning of those markets or in our ability to liquidate investments or specific categories of investments on favorable terms when desired, or a default by the United States in its obligations, could impair our ability to pay claims or other financial obligations when due and could result in a significant decline in the value of our investment portfolio and have a material adverse impact on our cash flows and capital position. Any such event or series of such events could also result in significant operational difficulties, reputational harm and adverse actions by regulators and have a material adverse effect on our business, results of operations, financial condition and prospects.

Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.
There can be no guarantees that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we or our customers intend, or at all. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a customer may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our customers. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and LAE, which could have a material adverse effect on our business, results of operations, financial condition or prospects. In addition, court decisions, such as the 1995 Montrose decision in California, could read policy exclusions so as to expand coverage, thereby requiring insurers to create and write new exclusions. Under insurance laws, the insurer typically has the burden of proving an exclusion applies and any ambiguities in the terms of a loss limitation or exclusion provision are typically construed against the insurer. These issues may adversely affect our business by either broadening coverage beyond our underwriting intent, by increasing the frequency or severity of claims or both. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued and may subject us to aggregated class action litigation.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of February 18, 2026, holders of our Class B common stock collectively beneficially own shares representing approximately 55.4% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 34.3% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock are able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. This concentration of ownership limits the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. This control may adversely affect the market price of our Class A common stock.
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
Under applicable state insurance laws and regulations, no person may acquire “control” of an insurer until written approval is obtained from the state insurance commissioner. Applicable law provides for a rebuttable presumption of “control” by any person which owns or acquires, directly or indirectly, 10% or more of the voting stock of the insurance company, and a person must seek regulatory approval from the superintendent of the supervisory DOI prior to acquiring direct or indirect “control” of an insurer by filing a Form A Statement Regarding the Acquisition of Control of or Merger with a Domestic Insurer, or Form A. As part of this Form A, the entity acquiring control (as well as any controlling shareholders of such entity) will need to submit, along with other documents and disclosures, its financial statements, organizational charts and biographical affidavits for any officers, directors and controlling shareholders of each applicable entity. Would-be acquirers may find these requirements burdensome, which could deter potential acquisition proposals and may serve to delay or prevent change of control transactions, including transactions that some or all of the stockholders might consider to be desirable. These requirements may also inhibit our ability to acquire an insurance company should we wish to do so in the future.
We do not intend to pay dividends on our Class A common stock so any returns will be limited to the value of our stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Additionally, we are a holding company that transacts a majority of our business through operating subsidiaries. Consequently, our ability to pay dividends to stockholders is largely dependent on receipt of dividends and other distributions from our subsidiaries. As addressed above, applicable insurance laws restrict the ability of our regulated insurance subsidiaries to declare extraordinary stockholder dividends and require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no guarantee that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our regulated insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. Any return to stockholders will therefore be limited to any appreciation of their stock.
As a public company, we are subject to more stringent federal and state law requirements. We incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and may continue to increase, our legal, accounting, investor relations, financial and other costs and expenses, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of United States government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Being a public company and the associated rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit, Risk and Finance Committee, on our Compensation Committee, and as qualified executive officers.
Actions and changing expectations from investors, clients, regulators and our employees with respect to environmental, social and governance matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
Changing expectations, including from governmental organizations, investors, advisory firms, employees and clients, on environmental, social and governance matters, such as environmental stewardship, climate change, diversity, equity and inclusion, pay equity, racial justice, workplace conduct and cybersecurity and data privacy, may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Conflicting environmental, social and governance policies within jurisdictions, such as between federal and some state policies in the United States, is leading to a complex and fragmented regulatory environment, which may be difficult to navigate, and we may not effectively anticipate or respond to regulatory changes. Negative public perception, adverse publicity or negative comments in social media, whether accurate or inaccurate, could damage our reputation or harm our relationships with regulators, investors and the communities in which we operate, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future environmental, social and governance goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us. We could also incur additional costs and require additional resources to monitor, report, and comply with various environmental, social and governance practices.
In addition, a variety of organizations have developed ratings to measure the performance of companies on environmental, social and governance topics, and the results of some of these assessments are widely publicized. Such ratings are used by certain investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings of the Company or our industry, as well as omission of inclusion of our stock into environmental, social and governance-oriented investment funds may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:
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
Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by the DGCL and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of the DGCL. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that these amended and restated certificate of incorporation and amended and restated bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
While we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may adversely impact our cash position.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
This provision would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find an exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may encounter additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
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

Root is a party to a term loan agreement by and among Root, Caret Holdings, Inc., or Caret, as borrower, and other subsidiary loan parties, the lenders party thereto, or the Lenders, and Acquiom Agency Services LLC, as the administrative agent for the Lenders, as amended, or the Amended Term Loan. Under the terms of the Amended Term Loan, Caret has borrowed a principal amount of $200 million, all of which is currently outstanding. Interest is determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00%, based upon the debt-to-capital ratio payable quarterly. Rising interest rates have an adverse impact on the cost of debt and results in less cash available to utilize in our operations and could have a material adverse effect on our business and financial condition.
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

If we fail to anticipate the impact on our business of changing technology, including automotive technology, our ability to successfully operate may be materially impaired. Our business could also be affected by potential technological changes, such as autonomous or partially autonomous vehicles or technologies that facilitate ride, car or home sharing, the more widespread adoption of electric vehicles (including potentially as a result of climate change or regulatory responses to it), or vehicles with built-in telematics features. Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the automobile insurance market, causing our business to decline. Since auto insurance constitutes substantially all of our business, we are more sensitive than other insurers and more adversely affected by trends that could decrease auto insurance rates or reduce demand for auto insurance over time. We may not be able to respond effectively to these changes, which could have a material effect on our business, results of operations, financial condition and prospects.
An economic downturn and economic uncertainty may adversely affect demand for our products.
There are indications of increased economic uncertainty in the United States, including the potential for an economic recession. Impacts of such general economic weakness include, without limitation: reduced credit availability; reduced liquidity; volatility in credit and equity markets; contentious trade markets, including changes to tariffs and trade policy; increasing job losses, bankruptcies and rising interest rates. In recent years, there have been instances of Congress and the President failing to reach agreement on federal budgetary and spending matters. A government shutdown, a default by the United States government on its debt obligations, credit-rating downgrades or a weakened dollar relative to other currencies could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession or create recessionary conditions. In addition, certain regulators may institute moratoriums that prohibit or limit an insurer’s ability to cancel or non-renew an insurance policy or require an insurer to defer the collection of past-due premiums to the end of the moratorium period. These moratoriums may lead to an increase in earned, but not collected premium, thereby adversely impacting the insurer. Certain of the jurisdictions in which we operate instituted moratoriums during the COVID-19 pandemic, and could do so again in adverse economic conditions. In addition, adverse economic conditions have included or resulted in, and could continue to include or result in, a significant increase in inflation. We may not be able to respond effectively to these challenges, which could have a material effect on our business, results of operations, financial condition and prospects.
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

Item 1B.  Unresolved Staff Comments.
None.

Item 1C.  Cybersecurity.
The Company has processes in place designed to protect its information systems and to assess, identify and manage material risks from cybersecurity threats. Accordingly, the Company has designed and implemented an Information Security Program, designed to protect the confidentiality, integrity, and availability of its information systems and data (including nonpublic information in its possession, custody, or control), as well as to comply with privacy and Information Security Program requirements for insurers as set forth in applicable state laws and regulations. As part of the Information Security Program, the Company has implemented an information security and privacy training and awareness program for Root employees, which includes new-hire training, ongoing periodic training, security tabletop exercises and regular phishing simulation and exercises. In addition, the Company engages third parties as necessary in connection with these processes.
The Company has engaged third parties to perform information security risk assessments and testing on a periodic basis. It also has engaged third parties to provide a variety of services, including providing hosted security products as well as services to support cybersecurity incident detection and response activities. In order to identify and manage risk from third parties, the Company has implemented a third-party cybersecurity risk management program involving the assessment of information security risk related to the third-party, with consideration given to the inherent risk level, the adequacy of the third-party’s control environment to mitigate those risks, and areas of residual risk. The breadth and depth of the assessment activities are designed to be commensurate with the nature and scope of the services provided by the third party.
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
We have previously experienced cybersecurity threats to our information technology infrastructure and have experienced cybersecurity incidents that have resulted in threat actors obtaining customer personal information, attempts to breach our systems, fraudulent activity and other incidents. As of the filing of this Annual Report on Form 10-K, however, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have occurred that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. However, future threats could materially affect our business strategy, results of operations or financial condition. Risks related to cybersecurity events are detailed in the section of this Annual Report on Form 10-K titled “Risk Factors—Risks Related to Our Business—Cybersecurity incidents, or real or perceived errors, failures or bugs in our or our vendors’ systems, or our website or mobile app could impair our operations, compromise our confidential information or our customers’ personal information, damage our reputation and brand, and harm our business, financial condition, operating results and prospects.”
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

Additionally, the board of directors is informed of significant cybersecurity incidents, as needed, by the Computer Security Incident Response Team, which is led by the Company’s General Counsel.
The Company’s CISO is responsible for assessing and managing risks from cybersecurity threats. The Company’s CISO also leads the Information Security group and is responsible for the day-to-day management of the Information Security Program. Srini Srinivasan is the Company’s CISO and reports directly to the Company’s President and Chief Technology Officer. Mr. Srinivasan has an extensive background in cybersecurity, technology, and risk management across a variety of industries, including financial services, healthcare, retail, e-commerce and technology. Additionally, Mr. Srinivasan holds various information security certifications.
The Information Security group, senior leadership and the CISO are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through the Information Security Program. At least quarterly, the CISO provides updates to the Audit, Risk and Finance Committee, which includes updates on the overall Information Security Program status and compliance, cybersecurity related risks, and recommended changes to the Information Security Program. Senior members of our Information Security, Internal Audit and Legal functions also provide detailed, regular reports on information security and privacy to the Audit, Risk and Finance Committee.

Item 2.  Properties.
Our corporate headquarters is located in Columbus, Ohio, and consists of 43,228 square feet that we occupy under a lease agreement that expires in 2027, but which could be terminated early under certain circumstances. We lease all of our facilities and do not currently own any real property. We also sublease certain office space to the extent we no longer need that space for current and anticipated future needs. We believe our facilities are adequate and suitable for our current needs and that suitable additional or alternative space will be available through a lease or purchase to accommodate our operations.
For additional information regarding our leases, refer to Note 8, “Leases,” in the Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings.
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, except as noted in Note 13, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, we do not believe that we are party to any current or pending legal action that, if concluded adversely, could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flows.

Item 4.  Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Holders of Record
As of February 18, 2026, Root had 33 common stockholders of record of Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
As of February 18, 2026, Root had 28 common stockholders of record of Class B common stock.
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

Item 6.  [Reserved.]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. This Management’s Discussion and Analysis does not discuss 2023 performance or a comparison of 2024 versus 2023 performance for select areas where we have determined the omitted information is not necessary to understand our current period financial condition, changes in our financial condition, or our results. The omitted information may be found in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC, on February 26, 2025.
Overview
Root is a technology insurance company founded on the idea that car insurance rates should be based primarily on driving behaviors, not demographics. We are revolutionizing the archaic car insurance industry by using modern technology, telematics, and data science to offer fair, personalized rates to good drivers.
We believe our competitive advantage is derived from our ability to efficiently and effectively bind auto insurance policies quickly, through direct and partnership channels, aided by segmenting individual risk to price better drivers more fairly. Our customer experience is built for ease of use and a product offering made possible with our full-stack insurance structure. These are all uniquely integrated into a single cloud-based technology platform that captures the entire insurance value chain—from customer acquisition to underwriting to claims administration and ongoing customer engagement. This unified platform enhances pricing accuracy, strengthens operating efficiency, and supports a more seamless customer experience, while creating a defensible, technology- and data-driven advantage that compounds over time.
To scale the business, we aim to drive new customer growth and optimize unit economics via our two distribution channels: direct and partnership. The direct channel efficiently drives volume from high-intent customers by reaching them where they are already shopping for insurance, such as search engines or select marketplaces they actively use. The data science model continuously seeks to optimize bidding strategies that fine tunes our prices to strike a balance between offering a competitive price and achieving target unit economics. The partnership channel provides differentiated access to high intent customers, primarily in the automotive, financial services, and independent agent sectors. We build upon or within the mobile and web customer experiences of distribution partners to reach a captive customer base with an embedded solution, which can even remove the need for the customer to ever visit a Root website to purchase and bind a policy.
We use technology to drive efficiency across the organization within distribution, underwriting, policy administration, and claims. Although we believe we are priced adequately in a majority of the states in which we operate, our technology- and data-driven approach to pricing and underwriting allows for rapid response to macroeconomic trends and competitive dynamics through quick, timely, and appropriate rate actions. We continue to release iterations of our pricing models that incorporate enhanced telematics features, new rating variables, upgraded loss models, and improved risk segmentation. These enhancements strengthen our ability to select risks more precisely and maintain pricing accuracy as conditions evolve.
Claims operations remain a critical driver of our unit economics and long-term competitiveness. We continue to invest in automation, workflow optimization, and advanced analytical tools designed to improve accuracy, speed, and consistency in claims handling. Improvements to the claim process not only supports customer satisfaction but also reinforces the stability of loss ratios and improves long-term cost efficiency by reducing operating expenses.
Through continued investment in and diversification of our distribution channels, leveraging our proprietary technology and data science and focusing on partnerships with automotive, financial services, and independent agents, we believe this will position us for a sustainable, long-term and profitable path for growth.

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
Our Ability to Manage and Price Risk
We leverage technology to help manage risk. For instance, we leverage machine learning to “clean” behavioral data obtained through a customer’s mobile device, and we use advanced statistical methods to model data into usable behavior scores. We leverage intelligent chat functions and various forms of machine learning and advanced automation to help power our claims function. Technology is a key differentiator in managing risk across our key functions. Our success depends on our ability to adequately and competitively price risk.
Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. We intend to continue to drive new customer growth by leveraging our differentiated consumer experience, our partnership channel, direct performance marketing driven by dynamic data science models, machine learning loss models and our telematics-based pricing models. Additionally, our proprietary dataset will continue to scale as we grow, enabling us to enhance our predictive models to further improve pricing and attract potential new customers. We will also continue to target attractive potential customer segments through a diverse distribution strategy, which includes direct and partnership channels. Our ability to attract new customers will depend on a number of factors, including the pricing of our products, offerings of our competitors, success of our partnership channel and the effectiveness of our marketing efforts, and our ability to expand into new markets. Our ability to attract and retain customers depends on maintaining and strengthening our brand by providing superior customer experiences and competitive pricing. In particular, we are challenged by traditional insurers who have more diverse product offerings and longer established operating histories. These competitors can mimic certain aspects of our digital platform and offerings, and as they have more types of insurance products, can offer customers the ability to “bundle” multiple coverage types together, which may be attractive to many customers.
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
Our Ability to be Licensed in All States in the United States
Our long-term growth opportunity will benefit from our ability to provide insurance across more states in the United States. Today, we are currently licensed in 50 states and the District of Columbia and operate in 36 of those states. Our state expansion has unlocked a large total addressable market for sustained growth, made our direct targeted marketing more efficient and created an opportunity to build a national brand, supporting our marketing holistically.

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
Recent Developments Affecting Comparability
General Macroeconomic Factors
Changing global economic conditions has resulted in inflationary pressures, supply chain disruptions, changes in interest rates and changes in equity markets. In addition, economic uncertainty has developed as a result of changes in tariff policy, including the imposition of new, increased or retaliatory tariffs. There remains uncertainty around the future of inflation, including as a result of evolving tariffs and trade policy; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio, increase nonpayment cancellations or have other adverse effects, including variability in the competitive environment. We have also seen an increase in vehicle repair and medical costs, which are affected by inflation. These cost increases have resulted in greater claims severity. Additionally, we continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital.
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

Key Performance Indicators
We regularly review a number of metrics, including the following key performance indicators, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. In addition to our financial results prepared in accordance with accounting principles generally accepted in the United States, or GAAP, we believe these non-GAAP and operational measures are useful in evaluating our performance. See the section titled “—Non-GAAP Financial Measures” for additional information regarding our use of direct contribution and adjusted EBITDA and their reconciliations to the most directly comparable GAAP measures.

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions, except premiums per policy)
Policies in force	481,869	414,862	341,764
Premiums per policy	$1,531	$1,584	$1,423
Premiums in force	$1,475.5	$1,314.3	$972.7
Gross premiums written	$1,505.8	$1,301.1	$783.1
Gross premiums earned	$1,466.0	$1,231.0	$635.8
Gross profit	$386.6	$337.1	$76.1
Net income (loss)	$40.3	$30.9	$(147.4)
Direct contribution	$505.9	$394.0	$150.7
Adjusted EBITDA	$132.0	$111.9	$(42.9)
Net loss and LAE ratio	65.9%	68.5%	82.8%
Net expense ratio	32.3%	27.9%	50.4%
Net combined ratio	98.2%	96.4%	133.2%
Gross loss ratio	58.0%	58.9%	65.2%
Gross LAE ratio	7.1%	8.6%	9.6%
Gross expense ratio	32.0%	27.2%	41.6%
Gross combined ratio	97.1%	94.7%	116.4%
Gross accident period loss ratio	59.3%	58.2%	64.1%
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
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit excluding net investment income, net realized gains on investments, acquisition expenses which include report costs and refunds related to these expenses and commission expenses related to our partnership channel, and fixed expenses, which include certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, or Integrated Platform, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses. Further impacts related to reinsurance are excluded, and these consist of ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures profitability of our total policy portfolio prior to the impact of reinsurance.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.

Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net income (loss) excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, loss on extinguishment of debt, warrant compensation expense, restructuring charges, legal fees and other items that do not reflect our ongoing operating performance. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
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
Gross Accident Period Loss Ratio
Gross accident period loss ratio, expressed as a percentage, represents all losses and claims expected to arise from insured events that occurred during the applicable period regardless of when they are reported and finally settled divided by gross premiums earned for the same period. The gross accident period loss ratio is remeasured each reporting period to reflect updated estimates of ultimate losses as they develop. Changes to our loss reserves are the primary driver of differences between our gross accident period loss ratio and gross loss ratio. We believe that gross accident period loss ratio is useful in evaluating expected losses prior to the impact of reinsurance.
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
Net Investment Income
Net investment income represents interest earned from our cash, cash equivalents, restricted cash and restricted cash equivalents, fixed maturities, and short-term investments less investment expenses. Investment expenses include costs associated with the management of our investment portfolio, including Personnel Costs. Net investment income also includes impairments related to low income housing tax credits investments in limited liability entities to offset certain state premium taxes. These tax credits are recognized when utilized. Net investment income is directly correlated with the overall size of our cash and investment portfolio, market level of interest rates and changes in the fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
Sales and Marketing
Sales and marketing includes both acquisition and fixed expenses. We view direct performance marketing, experimental marketing, channel media, advertising and referral fees as acquisition expenses. We view sponsorship, Personnel Costs and Overhead related to our brand strategy, creative and business development activities, and certain data science activities as fixed expenses. Sales and marketing are expensed as incurred.
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
Other Insurance Expense
Other insurance expense includes expenses primarily related to insurance and underwriting operations of the business and is comprised of acquisition, variable and fixed expenses. We view report costs and refunds related to these expenses and commission expenses related to our partnership channel as acquisition costs. We view premium taxes, credit card and policy processing expenses and premium write-offs as variable expenses. We view insurance license expenses, certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, low income housing tax credits which offset certain state premium taxes, Personnel Costs and Overhead related to actuarial and certain data science activities as fixed expenses.
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
Non-Operating Expenses
Our non-operating expenses consist of interest expense, loss on extinguishment of debt, and income tax expense.
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
Income Tax Expense
Income tax expense consists primarily of state income taxes in the United States. We have recorded United States federal and state net deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table presents our results of operations for the periods indicated:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$1,401.7	$1,070.9	$330.8	30.9%
Net investment income	33.7	35.9	(2.2)	(6.1)%
Fee income	78.3	66.0	12.3	18.6%
Other income	3.4	3.7	(0.3)	(8.1)%
Total revenues	1,517.1	1,176.5	340.6	29.0%
Operating expenses:
Loss and loss adjustment expenses	924.2	733.0	191.2	26.1%
Sales and marketing	174.8	135.8	39.0	28.7%
Other insurance expense	206.3	106.4	99.9	93.9%
Technology and development	53.1	53.3	(0.2)	(0.4)%
General and administrative	96.9	69.5	27.4	39.4%
Total operating expenses	1,455.3	1,098.0	357.3	32.5%
Operating income	61.8	78.5	(16.7)	(21.3)%
Interest expense	21.0	42.2	(21.2)	(50.2)%
Loss on extinguishment of debt	—	5.4	(5.4)	(100.0)%
Income before income tax expense	40.8	30.9	9.9	32.0%
Income tax expense	0.5	—	0.5	100.0%
Net income	40.3	30.9	9.4	30.4%
Other comprehensive income:
Changes in net unrealized gains on investments	6.2	0.2	6.0	3000.0%
Comprehensive income	$46.5	$31.1	$15.4	49.5%

Revenue
Net Premiums Earned
Net premiums earned increased due to an increase in policies in force as a result of continued growth in our partnership channel and reduced cessions of premiums earned to reinsurers between periods, partially offset by a decrease in premiums per policy resulting from a shift in customer and state mix.
During the years ended December 31, 2025 and 2024, we ceded approximately 4.4% and 13.0% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in millions)
Gross premiums written	$1,505.8	$1,301.1	$204.7	15.7%
Ceded premiums written	(45.4)	(137.0)	91.6	(66.9)%
Net premiums written	1,460.4	1,164.1	296.3	25.5%

Gross premiums earned	1,466.0	1,231.0	235.0	19.1%
Ceded premiums earned	(64.3)	(160.1)	95.8	(59.8)%
Net premiums earned	$1,401.7	$1,070.9	$330.8	30.9%
Gross premiums written increased due to growth in new writings as a result of continued growth in our partnership channel. The increase in gross premiums earned was primarily due to greater policies in force compared to 2024.
Fee Income
Fee income increased primarily due to greater policies in force, resulting in an increase of $5.9 million in policy fees and $4.2 million in installment fees.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance. This volume-driven increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower-than-expected reported activity.
Gross accident period loss ratios increased to 59.3% for the year ended December 31, 2025, from 58.2% for 2024. The change in the ratios was driven by geographic and channel mix shift and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. This was partially offset by rate actions, favorable weather-related losses, and business tenure mix. We observed a mid-single-digit increase in estimated ultimate severity per claim and a low-single-digit decrease in estimated ultimate claim frequency for the year ended December 31, 2025 compared to 2024 across our bodily injury, collision, and property damage coverages.
Sales and Marketing
Sales and marketing increased primarily due to a $26.9 million increase in direct performance marketing spend, reflective of our investments to drive accretive growth and deeper market penetration in the states in which we operate. We also saw a $9.5 million increase in experimental marketing spend as part of our efforts to diversify our distribution channels. While acquisition expenses increased due to heightened competition in the marketing environment, we remained disciplined in our deployment of direct marketing spend, operating within our estimated return targets.
Other Insurance Expense
Other insurance expense increased primarily due to a $35.1 million increase in our acquisition expenses driven by greater commissions paid related to the continued growth in our partnership channel, including amortization of deferred policy acquisition costs. In addition, acquisition expenses increased due to a $10.9 million sales tax refund that decreased acquisition expenses in the prior year. Acquisition expenses also increased due to a $4.0 million increase in report costs as a result of growth in new writings. We also saw a $19.1 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance. Fixed expenses increased primarily due to a $15.3 million increase in Carvana warrant expense, including a cumulative expense catch-up, related to our outstanding warrant structure with Carvana. Variable expenses increased primarily due to a $6.6 million increase in premium taxes, as a result of growth of our earned premium and policies in force.
General and Administrative
General and administrative increased due to a $18.6 million increase in Personnel Costs mainly driven by share-based compensation expenses relating to our equity incentive plan.
Non-Operating Expenses
Interest Expense
Interest expense decreased primarily due to a $19.5 million decrease in debt interest expense as a result of reduced principal and a more favorable interest rate in connection with the Amended Term Loan. In addition, interest expense benefited from $4.6 million lower debt discount amortization as a result of changes in our debt structure following the amendment.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was due to unamortized discount and debt issuance costs being expensed as a result of extinguishing the prior term loan in 2024.
Other Comprehensive Income
Changes in Net Unrealized Gains on Investments
Changes in net unrealized gains on investments increased primarily due to declining market interest rates during the year, which resulted in higher fair values for fixed maturity securities, particularly those with longer durations, as well as the replacement of lower yielding securities with higher coupon investments.

Comparison of the Years Ended December 31, 2024 and 2023
The following table presents our results of operations for the periods indicated:

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in millions)
Revenue:
Net premiums earned	$1,070.9	$399.9	$671.0	167.8%
Net investment income	35.9	30.2	5.7	18.9%
Fee income	66.0	23.4	42.6	182.1%
Other income	3.7	1.5	2.2	146.7%
Total revenue	1,176.5	455.0	721.5	158.6%
Operating expenses:
Loss and loss adjustment expenses	733.0	331.3	401.7	121.2%
Sales and marketing	135.8	49.3	86.5	175.5%
Other insurance expense	106.4	47.6	58.8	123.5%
Technology and development	53.3	44.8	8.5	19.0%
General and administrative	69.5	83.3	(13.8)	(16.6)%
Total operating expenses	1,098.0	556.3	541.7	97.4%
Operating income (loss)	78.5	(101.3)	179.8	177.5%
Interest expense	42.2	46.1	(3.9)	(8.5)%
Loss on extinguishment of debt	5.4	—	5.4	100.0%
Income (loss) before income tax expense	30.9	(147.4)	178.3	121.0%
Income tax expense	—	—	—	—%
Net income (loss)	30.9	(147.4)	178.3	121.0%
Other comprehensive income:
Changes in net unrealized gains on investments	0.2	3.3	(3.1)	(93.9)%
Comprehensive income (loss)	$31.1	$(144.1)	$175.2	121.6%
The December 31, 2024 and 2023 results of operations discussion can be found in the section titled “Results of Operations” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table provides a reconciliation of total revenue to direct contribution for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Total revenue	$1,517.1	$1,176.5	$455.0
Loss and loss adjustment expenses	(924.2)	(733.0)	(331.3)
Other insurance expense	(206.3)	(106.4)	(47.6)
Gross profit	386.6	337.1	76.1
Net investment income	(33.7)	(35.9)	(30.2)
Adjustments from other insurance expense(1)	135.8	66.5	76.3
Ceded premiums earned	64.3	160.1	235.9
Ceded loss and loss adjustment expenses	(30.5)	(97.7)	(144.5)
Net ceding commission and other(2)	(16.6)	(36.1)	(62.9)
Direct contribution	$505.9	$394.0	$150.7
______________
(1) Adjustments from other insurance expense consists of acquisition expenses, including report costs and refunds related to these expenses and commission expenses related to our partnership channel of $101.8 million, $49.7 million and $50.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Adjustments from other insurance expense also consists of fixed expenses, including warrant compensation expense related to policies originating through the Integrated Platform, Personnel Costs, Overhead, licenses, professional fees and other of $34.0 million, $16.8 million and $25.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Net income (loss)	$40.3	$30.9	$(147.4)
Adjustments:
Interest expense	20.3	39.7	43.2
Income tax expense	0.5	—	—
Depreciation and amortization	11.7	14.5	12.2
Share-based compensation	40.1	18.5	16.9
Loss on extinguishment of debt	—	5.4	—
Warrant compensation expense	19.2	3.8	17.4
Restructuring costs(1)	0.1	0.2	11.2
Other (2)	(0.2)	(1.1)	3.6
Adjusted EBITDA	$132.0	$111.9	$(42.9)
______________
(1) Restructuring costs consist of employee costs, real estate exit costs, and other. This includes zero, zero and $0.4 million of share-based compensation for the years ended December 31, 2025, 2024 and 2023, respectively. This also includes $0.1 million, $0.4 million and $0.4 million of depreciation and amortization for the years ended December 31, 2025, 2024 and 2023, respectively. For further information on restructuring costs, see Note 10, “Restructuring Costs,” in the Notes to Consolidated Financial Statements.
(2) Other primarily reflects legal costs and other items that do not reflect our ongoing operating performance. Legal and other fees net of recoveries related to the 2022 misappropriation of funds by a former senior marketing employee of $(0.2) million, $(1.1) million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of stock and debt. Cash generated from operations is highly dependent on being able to efficiently acquire and maintain customers while pricing our insurance products appropriately. We also receive cash dividends from our insurance subsidiaries, whose ability to declare and issue dividends is subject to regulatory restrictions and approval. We are continuously evaluating alternatives for efficiently funding our ongoing operations and reducing our cost of capital. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance of stock and debt.
Certain events may impact our liquidity, such as the economic instability resulting in inflationary pressures, supply chain disruptions, changes in interest rates, new or increased tariffs, changes in equity markets and our utilization of reinsurance. There remains uncertainty around the future of inflation; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Conditions in the capital and credit markets, including instability and uncertainty, as well as broader economic factors such as changes in tariff policy, including the imposition of new, increased or retaliatory tariffs, can also influence the returns, liquidity, valuation, and types of our investments. Additionally, fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital. We utilize reinsurance arrangements to mitigate the impact of large losses or catastrophic events.

Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more or less of our business in the future. To the extent we retain a larger share of our book of business, our capital requirements may increase.
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by three of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies, and Root Florida Insurance Company, a Florida-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and the State of Florida. Our domestic insurance subsidiaries are not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director. During the year ended December 31, 2025, the Ohio Department of Insurance approved Root Insurance Company to distribute four extraordinary dividends. As a result, over the period, $45.0 million was distributed to Caret Holdings, Inc., its parent company, net of capital contributions made by Caret Holdings, Inc. to our regulated insurance entities.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of December 31, 2025, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At December 31, 2025, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio up to 15:1, which we maintained as of December 31, 2025. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are assumed insurance premiums and net investment income. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must notify CIMA before it can pay any dividend to the holding company. During the year ended December 31, 2025, Root Re paid dividends of $60.0 million to Caret Holdings, Inc.
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
Liquidity
As of December 31, 2025, we had $669.3 million in cash and cash equivalents, of which $312.1 million was held outside of regulated insurance entities. We also had $387.0 million in marketable securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities primarily consist of United States Treasury and agency securities, municipal securities, corporate debt securities, and asset-backed securities.
We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support short-term working capital and capital expenditure requirements for at least the next 12 months and for the foreseeable future thereafter. This belief is based on management’s current assumptions and is subject to changes in market or regulatory conditions affecting the insurance industry, and other general economic, financial, competitive and other factors that are beyond our control.
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
Tax withholding obligations arise upon vesting of shares of service-based restricted stock units, or RSUs, performance-based restricted stock units, and market-based restricted stock units, and these obligations must be satisfied at the time they arise through cash payments remitted to the relevant tax authorities. To the extent we satisfy our tax withholding obligations with respect to these equity compensation awards by withholding shares and remitting cash to the relevant tax authorities, the amount of cash payments due for taxes upon the vesting of such equity compensation awards is dependent on the price of our Class A common stock on the applicable vesting dates and could be substantial. Accordingly, increases in the price of our Class A common stock could increase the amount of cash required to satisfy these tax withholding obligations, which could have a negative impact on our liquidity and ability to use funds for operational purposes.
Our debt covenants require cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $50.0 million.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Net cash provided by (used in) operating activities	$206.5	$195.7	$(33.6)
Net cash used in investing activities	(91.7)	(154.4)	(45.7)
Net cash used in financing activities	(25.2)	(120.7)	(4.1)
Comparison of Years Ended December 31, 2025 and 2024
Net cash provided by operating activities for the year ended December 31, 2025 was $206.5 million compared to $195.7 million of net cash provided by operating activities for the year ended December 31, 2024. The increase in cash provided by operating activities was due to a strategic reduction of quota share reinsurance and timing of reinsurance and premium receipts. This was partially offset by a change in loss and LAE reserves and premiums not yet earned due to greater growth in policies in force in the year ended December 31, 2024 compared to 2025.
Net cash used in investing activities for the year ended December 31, 2025 was $91.7 million, compared to $154.4 million for the year ended December 31, 2024. The decrease in cash used in investing activities was primarily due to lower purchases of investments and higher proceeds from maturities, calls and pay downs of investments for the year ended December 31, 2025 compared to 2024.
Net cash used in financing activities for the year ended December 31, 2025 was $25.2 million, compared to $120.7 million for the year ended December 31, 2024. The decrease in cash used in financing activities was primarily a result of extinguishing the prior term loan and entering into the Amended Term Loan in 2024, which was partially offset by higher tax withholding obligations arising from the vesting of shares of RSUs and market-based RSUs during the year ended December 31, 2025.

Comparison of Years Ended December 31, 2024 and 2023
The December 31, 2024 and 2023 net cash discussion can be found in the section titled “Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2025, our material cash requirements from known contractual and other obligations consisted of purchase commitments, as discussed in Note 13, “Commitments and Contingencies,” operating leases, as discussed in Note 8, “Leases,” and an Amended Term Loan, as discussed in Note 7, “Long-Term Debt,” in the Notes to Consolidated Financial Statements. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
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

	Scenarios for Changes in Loss Reserves for all Accident Years
	(10)%	(5)%	—%	5%	10%
	(dollars in millions)
Bodily injury liability	$206.0	$217.4	$228.9	$240.3	$251.8
Uninsured and underinsured bodily injury	35.8	37.8	39.7	41.8	43.7
Property damage	69.6	73.5	77.4	81.2	85.1
All other coverages	45.4	45.4	45.4	45.4	45.4
Total loss reserves—net of reinsurance	$356.8	$374.1	$391.4	$408.7	$426.0
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain interest and credit rate risks as part of our ongoing business operations.
Interest Rate Risk
We are exposed to interest rate risk on our investment portfolio. Interest rate risk represents the potential for losses resulting from adverse changes in market interest rates affecting our interest-bearing assets and liabilities. Our fixed maturity investments include United States Treasury and agency securities, municipal securities, corporate debt securities, and asset-backed securities, most of which are sensitive to changes in prevailing interest rates and may experience moderate fluctuations in fair value as a result. The fair market value of a portfolio of debt securities increases or decreases inversely with changes in market interest rates, while net investment income realized from future investments in debt securities increases or decreases along with interest rates. We monitor this exposure through periodic reviews of investment portfolio conducted by management.

We are also exposed to interest rate risk through our Amended Term Loan, which bears interest at floating rates based on changes in the SOFR. Rising interest rates could increase our cost of debt, reduce cash available for operations, and have a material adverse effect on our business and financial condition. As of December 31, 2025, a 100-basis-point increase or decrease in SOFR would not have a significant impact on our interest expense during 2026.
Credit Risk
We are exposed to credit risk on our investment portfolio, reinsurance contracts, and premiums receivable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We manage the exposure to credit risk in our United States Treasury and agency securities, municipal securities, corporate debt securities, and asset-backed securities portfolio by investing in high credit quality, investment grade securities and diversifying our holdings. We manage the exposure to credit risk in our reinsurance contracts by obtaining reinsurance from a diverse group of reinsurers and monitoring concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. For certain reinsurance partners who are not rated, we require adequate levels of collateral or letters of credit to be available to us in the event of downside scenarios. We manage the exposure to significant losses on our premiums receivable through strategic initiatives focusing on improved customer communication, policy renewal adjustments, and risk segmentation.

Item 8. Financial Statements and Supplementary Data.

Schedules, other than those listed above, are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the consolidated financial statements or notes thereto or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Root, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Loss and loss adjustment expense reserves represent the liability established to cover the estimated ultimate cost to settle insured losses. The Company’s estimation of the liability for loss and loss adjustment expense reserves is complex and includes subjective considerations and management’s judgment.
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
February 25, 2026
We have served as the Company's auditor since 2017.

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
	2025	2024
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $383.1 and $294.3 at December 31, 2025 and December 31, 2024, respectively)	$387.0	$292.0
Short-term investments (amortized cost: zero and $14.8 at December 31, 2025 and December 31, 2024, respectively)	—	14.8
Other investments	4.4	4.4
Total investments	391.4	311.2
Cash and cash equivalents	669.3	599.3
Restricted cash and cash equivalents	20.6	1.0
Premiums receivable, net of allowance of $8.9 and $9.8 at December 31, 2025 and December 31, 2024, respectively	332.8	305.3
Reinsurance recoverable and receivable, net of allowance of $0.1 at December 31, 2025 and December 31, 2024	129.8	150.6
Prepaid reinsurance premiums	6.3	25.1
Other assets	124.3	103.2
Total assets	$1,674.5	$1,495.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$483.6	$413.2
Unearned premiums	393.7	353.9
Long-term debt	200.3	200.1
Reinsurance premiums payable	2.4	32.8
Accounts payable and accrued expenses	74.2	71.1
Other liabilities	124.0	108.9
Total liabilities	1,278.2	1,180.0
Commitments and Contingencies (Note 13)
Redeemable convertible preferred stock, $0.0001 par value, 14.1 shares issued and outstanding at December 31, 2025 and December 31, 2024 (redemption value of $126.5) (Note 11)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 13.7 and 11.1 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (Note 11)	—	—
Class B convertible common stock, $0.0001 par value, 1.8 and 4.0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively (Note 11)	—	—
Additional paid-in capital	1,922.0	1,887.9
Accumulated other comprehensive income (loss)	3.9	(2.3)
Accumulated loss	(1,641.6)	(1,681.9)
Total stockholders’ equity	284.3	203.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,674.5	$1,495.7
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
	(in millions, except per share data)
Revenues:
Net premiums earned	$1,401.7	$1,070.9	$399.9
Net investment income	33.7	35.9	30.2
Fee income	78.3	66.0	23.4
Other income	3.4	3.7	1.5
Total revenues	1,517.1	1,176.5	455.0
Operating expenses:
Loss and loss adjustment expenses	924.2	733.0	331.3
Sales and marketing	174.8	135.8	49.3
Other insurance expense	206.3	106.4	47.6
Technology and development	53.1	53.3	44.8
General and administrative	96.9	69.5	83.3
Total operating expenses	1,455.3	1,098.0	556.3
Operating income (loss)	61.8	78.5	(101.3)
Interest expense	21.0	42.2	46.1
Loss on extinguishment of debt	—	5.4	—
Income (loss) before income tax expense	40.8	30.9	(147.4)
Income tax expense	0.5	—	—
Net income (loss)	40.3	30.9	(147.4)
Net income attributable to participating securities	2.0	1.7	—
Net income (loss) attributable to common shareholders	38.3	29.2	(147.4)
Other comprehensive income (loss):
Net income (loss)	40.3	30.9	(147.4)
Changes in net unrealized gains on investments	6.2	0.2	3.3
Comprehensive income (loss)	$46.5	$31.1	$(144.1)
Earnings (loss) per common share: (both Class A and B)
Basic	$2.49	$1.96	$(10.24)
Diluted	$2.36	$1.83	$(10.24)
Weighted-average common shares outstanding: (both Class A and B)
Basic	15.4	14.9	14.4
Diluted	17.1	16.9	14.4
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive(Loss) Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—January 1, 2023	14.1	$112.0	9.2	5.0	$—	$1,850.7	$(5.8)	$(1,567.8)	$277.1
Net loss	—	—	—	—	—	—	—	(147.4)	(147.4)
Other comprehensive income	—	—	—	—	—	—	3.3	—	3.3
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.3	—	—	—	—	—	—
Reclassification of early-exercised stock option from liabilities	—	—	—	—	—	0.1	—	—	0.1
Common stock—share-based compensation expense	—	—	—	—	—	17.3	—	—	17.3
Warrant compensation expense	—	—	—	—	—	17.4	—	—	17.4
Warrant issuance costs	—	—	—	—	—	(2.1)	—	—	(2.1)
Balance—December 31, 2023	14.1	$112.0	9.5	5.0	$—	$1,883.4	$(2.5)	$(1,715.2)	$165.7
Net income	—	—	—	—	—	—	—	30.9	30.9
Other comprehensive income	—	—	—	—	—	—	0.2	—	0.2
Conversion of Class B to Class A common stock	—	—	1.0	(1.0)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.6	—	—	(17.4)	—	2.4	(15.0)
Common stock—share-based compensation expense	—	—	—	—	—	18.5	—	—	18.5
Warrant compensation expense	—	—	—	—	—	3.8	—	—	3.8
Warrants issuance costs	—	—	—	—	—	(0.4)	—	—	(0.4)
Balance—December 31, 2024	14.1	$112.0	11.1	4.0	$—	$1,887.9	$(2.3)	$(1,681.9)	$203.7
Net income	—	—	—	—	—	—	—	40.3	40.3
Other comprehensive income	—	—	—	—	—	—	6.2	—	6.2
Conversion of Class B to Class A common stock	—	—	2.2	(2.2)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.4	—	—	(25.2)	—	—	(25.2)
Common stock—share-based compensation expense	—	—	—	—	—	40.1	—	—	40.1
Warrant compensation expense	—	—	—	—	—	19.2	—	—	19.2
Balance—December 31, 2025	14.1	$112.0	13.7	1.8	$—	$1,922.0	$3.9	$(1,641.6)	$284.3
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
	(dollars in millions)
Cash flows from operating activities:
Net income (loss)	$40.3	$30.9	$(147.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	40.1	18.5	17.3
Warrant compensation expense	19.2	3.8	17.4
Depreciation and amortization	11.8	14.9	12.6
Bad debt expense	36.7	33.6	14.1
Loss on extinguishment of debt	—	5.4	—
Gain on lease modification	—	—	(0.3)
Changes in operating assets and liabilities:
Premiums receivable	(64.2)	(92.3)	(147.7)
Reinsurance recoverable and receivable	20.8	(24.8)	21.9
Prepaid reinsurance premiums	18.8	23.1	26.0
Other assets	(14.6)	(25.0)	4.8
Losses and loss adjustment expenses reserves	70.4	129.0	(3.2)
Unearned premiums	39.8	70.2	147.2
Reinsurance premiums payable	(30.4)	(21.6)	(65.4)
Accounts payable and accrued expenses	2.7	1.3	27.7
Other liabilities	15.1	28.7	41.4
Net cash provided by (used in) operating activities	206.5	195.7	(33.6)
Cash flows from investing activities:
Purchases of investments	(147.4)	(197.8)	(76.0)
Proceeds from maturities, call and pay downs of investments	67.8	54.6	37.5
Sales of investments	2.0	0.6	2.2
Capitalization of internally developed software	(14.1)	(11.4)	(9.2)
Purchases of fixed assets	—	(0.4)	(0.2)
Net cash used in investing activities	(91.7)	(154.4)	(45.7)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	0.3	0.1	—
Taxes paid related to net share settlement of equity awards	(25.5)	(15.1)	(1.1)
Payment of preferred stock and related warrants issuance costs	—	(3.0)	(3.0)
Proceeds from issuance of debt and related warrants, net of issuance costs	—	134.4	—
Repayments of long-term debt	—	(237.1)	—
Net cash used in financing activities	(25.2)	(120.7)	(4.1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	89.6	(79.4)	(83.4)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of year	600.3	679.7	763.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of year	$689.9	$600.3	$679.7
See Notes to Consolidated Financial Statements

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company, Root Property & Casualty Insurance Company, or Root Property & Casualty, both Ohio-domiciled insurance companies, Root Florida Insurance Company, or Root Florida, a Florida-domiciled insurance company formed in 2025, and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us” or “our.”
We were formed in 2015 and began writing personal auto insurance in July 2016. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through mobile apps and partnerships. We offer auto and renters insurance products underwritten by Root Insurance Company and auto insurance only through Root Property & Casualty and Root Florida.
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
Debt and Equity Issuance Costs—Debt and equity issuance costs, which primarily consist of advisor, legal, accounting, and other third-party fees directly related to issuing debt and equity instruments, are capitalized as other assets in our consolidated balance sheets if incurred prior to closing the related transaction. We incurred such costs in connection with our $200.0 million six-year term loan, or Amended Term Loan, that we entered into on October 29, 2024 and the investment agreement with Carvana Group, LLC, or Investment Agreement, that we entered into on August 21, 2021. Upon close of the related transaction, these deferred issuance costs are generally offset against the related proceeds. Debt issuance costs are subsequently amortized over the term of the financing agreement as interest expense on the consolidated statements of operations and comprehensive income (loss).
Indefinite-Lived Intangible Assets—As of December 31, 2025 and 2024, we had insurance licenses of $8.9 million and an intangible asset related to the purchase of the Root.com domain of $1.3 million, including transaction costs, in other assets on the consolidated balance sheets. We incur a minimal fee to renew each license. These intangible assets are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. The impairment test for indefinite-lived intangibles involves first assessing qualitative factors to determine if it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If so, then a quantitative test is performed to compare the estimated fair value of the indefinite-lived intangible asset to the respective asset's carrying amount. The evaluation requires the use of estimates and significant judgments and considers the weight of evidence and significance of all identified events and circumstances and most relevant drivers of fair value, both positive and negative, in determining whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. No impairment was recognized for 2025, 2024 or 2023 related to indefinite-lived intangible assets.
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
The CODM allocates resources based on consolidated expense and forecasted expense information. Significant expenses, which are presented on the consolidated statements of operations and comprehensive income (loss), include loss and LAE, sales and marketing, other insurance expense and technology and development. Other segment items include expenses that our CODM does not evaluate for purposes of making operating decisions. These items include general and administrative, interest expense, loss on extinguishment of debt and income tax expense, which can all be found on the consolidated statements of operations and comprehensive income (loss). Assets provided to the CODM are consistent with those reported on the consolidated balance sheets.
Statement of Cash Flows—The supplemental disclosures for cash and non-cash flows for the years ended December 31, 2025, 2024 and 2023 are as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Supplemental disclosures:
Interest paid	$20.7	$43.9	$42.5
Federal income taxes paid	—	—	—
State income taxes paid	0.6	—	—
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents—Cash consists of cash on deposit. Cash equivalents are short-term, highly liquid investments that typically mature within three months from the date of origination or purchase and are principally stated at amortized cost, which approximates their fair value. Restricted cash consists of amounts held by a financial institution to satisfy letter of credit requirements for certain property leases. Restricted cash equivalents consist of short-term, highly liquid investments held by a financial institution to maintain certain collateral requirements with an unaffiliated Texas county mutual insurance company and are stated at amortized cost, which approximates their fair value.

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
Investments—Investments in debt securities are classified as short-term and available-for-sale fixed maturity securities and are carried at fair value with any unrealized gains and losses, net of taxes, recorded as a component of accumulated other comprehensive income (loss).
Management regularly reviews our securities for signs of impairment, an assessment requiring significant management judgment. The criteria that management considers are the financial condition of the issuer, including receipt of scheduled principal and interest cash flows, fair value of a security that has fallen below the amortized value, maturity dates, current economic conditions and intent to sell, including if it is more likely than not that we will be required to sell the security before recovery. We then assess whether the decline in value is due to non-credit related or credit related factors. Non-credit related declines in fair value are recorded as unrealized losses in accumulated other comprehensive income (loss). If we determine that the decline is credit related, we establish an allowance for credit losses equal to the difference between the discounted cash flow model and the amortized value, the allowance would be recorded in net realized gains and losses on investments in our consolidated statements of operations and comprehensive income (loss). This allowance may be subsequently adjusted for recoveries or further credit losses. No such credit losses were recognized in 2025, 2024 and 2023.
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
Private equity investments that have been remeasured as of December 31, 2025 due to an observable event or impairment are classified within Level 3 of the fair value hierarchy because their estimated fair values are based on valuation methodologies that may include a combination of the observable transaction price at the transaction date and other unobservable inputs, including volatility and the rights and obligations associated with the investments we hold. See Note 3, “Investments,” for further information on our private equity investments.
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
Premiums, Premiums Receivable and Premium Write-offs—Premiums written are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums written. A premium deficiency, as measured on a gross basis, is recorded when the sum of expected losses, LAE, unamortized policy acquisition costs and maintenance costs exceed the recorded unearned premium reserve and anticipated investment income. We did not record a premium deficiency reserve in 2025, 2024 or 2023.
We have a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. We route all of our new auto policies in Texas through the fronting carrier whereby we assume 100% of the related premium and losses on those policies. The fronting arrangement allows us to have greater rating and underwriting flexibility. Premiums assumed are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums assumed. Unaffiliated premiums payable are amounts owed to the fronting carrier for premiums assumed and are recorded in other liabilities on the consolidated balance sheets. Unaffiliated premiums payable was $96.7 million and $84.2 million as of December 31, 2025 and 2024, respectively. Unaffiliated reinsurance premiums receivable are the amounts owed to us from the fronting carrier for reinsurance premiums and are recorded in reinsurance recoverable and receivable on the consolidated balance sheets. Unaffiliated reinsurance premiums receivable was $96.3 million and $83.6 million as of December 31, 2025 and 2024, respectively.
Premiums receivable represents premiums written but not yet collected. Generally, premiums are collected prior to providing risk coverage, minimizing our exposure to credit risk. Due to a variety of factors, certain premiums billed may not be collected, for which we establish an allowance for expected credit losses based primarily on an analysis of historical collection experience, adjusted for current economic conditions. Allowance for credit losses was $8.9 million and $9.8 million as of December 31, 2025 and 2024, respectively, on the consolidated balance sheets. A policy is considered past due on the first day after its due date and policies greater than 90 days past due are written-off. We recognized bad debt expense of $36.7 million, $34.1 million and $12.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Sales and Marketing—Sales and marketing includes both acquisition and fixed expenses. We view direct performance marketing, experimental marketing, channel media, advertising and referral fees as acquisition expenses. We view sponsorship and related salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, and overhead allocated based on headcount, or Overhead, related to our brand strategy, creative and business development activities, certain data science activities and certain non-commission expenses related to the partnership channel as fixed expenses. Sales and marketing costs are expensed as incurred.

Other Insurance Expense—Other insurance expense includes expenses primarily related to insurance and underwriting operations of the business and is comprised of acquisition, variable and fixed expenses. We view report costs and refunds related to these expenses and commission expenses related to our partnership channel as acquisition costs. We view premium taxes, credit card and policy processing expenses and premium write-offs as variable expenses. We view insurance license expenses, warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, or Integrated Platform, low-income housing tax credits which offset certain state premium taxes, Personnel Costs and Overhead related to actuarial and certain data science activities as fixed expenses.
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
Technology and Development—Technology and development are fixed expenses that consist of software development costs related to our mobile app and homegrown information technology systems; third-party services related to infrastructure support; Personnel Costs and Overhead for engineering, product, technology, and certain data science activities; and amortization of internally developed software. Technology and development is expensed as incurred, except for development and testing costs related to internally developed software that are capitalized and subsequently amortized over the expected useful life.
General and Administrative—General and administrative are fixed expenses that primarily relate to external professional service expenses; Personnel Costs and Overhead for corporate functions; and depreciation expense for computers, furniture and other fixed assets; and restructuring costs which include employee costs, real estate exit costs and other costs. General and administrative expenses are expensed as incurred.
Deferred Policy Acquisition Costs—Policy acquisition costs consist primarily of premium taxes, certain marketing costs and underwriting expenses, and commission expenses related to our partnership channel, net of ceding commissions, related to the successful acquisition of new or renewal business. They are deferred and amortized over the same period in which the related premiums are earned. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro rata share of policy acquisition costs based on quota share percentage is recorded as an offset to the gross deferred policy acquisition costs. Any portion of the ceding commission that exceeds the policy acquisition costs of the business ceded is recorded as excess ceding commission, a deferred liability, and amortized over the same period in which the related premiums are earned. Deferred policy acquisition costs, net of accumulated amortization, was $44.4 million and $29.3 million as of December 31, 2025 and 2024, respectively. We amortized deferred policy acquisition costs of $97.4 million, $35.7 million and $35.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Loss and Loss Adjustment Expense and Reserves—Loss and LAE include the costs incurred for claims, payments made and estimated future payments to be made to or on behalf of our policyholders, including expenses needed to adjust or settle claims, net of amounts ceded to reinsurers. Loss and LAE reserves include an amount determined using adjuster determined case-base estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and LAE. These reserves are a liability established to cover the estimated ultimate cost to settle insured losses. The estimation of the liability for loss and LAE reserves is complex and includes subjective considerations and management’s judgment. The actuarial methods to determine unpaid loss estimates consider loss trends, contract interpretation, mix of business, regulatory environment, economic conditions, inflation and other risk factors impacting claims settlement. The method used to estimate unpaid LAE liability is based on claims transaction data, including the relative cost of adjusting and settling a range of claim types from express material damage claims to more complex injury cases. There is considerable uncertainty associated with the actuarial estimates, and therefore no assurance can be made that the ultimate unpaid claim liability will not vary materially from such estimates. These loss estimates are continually reviewed by management and adjusted as necessary, with adjustments included in the period determined and recorded in loss and LAE in our consolidated statements of operations and comprehensive income (loss). As such, loss and LAE reserves represent management’s best estimate of the ultimate liability related to reported and unreported claims.
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
Reinsurance—In the ordinary course of business, we cede and retrocede a portion of our business written and assumed, respectively, to reinsurers to limit the maximum net loss potential arising from large risks and catastrophes. These arrangements, known as treaties, provide for reinsurance coverage on quota-share and excess-of-loss basis. All reinsurance contracts provide for indemnification against loss or liability relating to insurance risk and have been accounted for as reinsurance. Although the ceding of reinsurance does not discharge us from our primary liability to the policyholder, the insurance company that assumes the coverage assumes the related liability. Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more or less of our business in the future. Amounts recoverable from and payable to reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premiums earned and are recognized over the remaining policy period based on the reinsurance protection provided. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums asset in the accompanying consolidated balance sheets and as reduction of unearned premiums in Note 6, “Reinsurance.” Ceding commissions received in connection with reinsurance ceded have been accounted for as a reduction of other insurance expense in the consolidated statements of operations and comprehensive income (loss).
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
Income Taxes—For the 2025 tax year, we will file a consolidated federal income tax return with Caret Holdings, Inc., Root Insurance Company, Root Property & Casualty, Root Florida, Root Lone Star Insurance Agency, Inc. and Root Reinsurance Company, Ltd. The consolidated return also includes Root Insurance Agency, LLC, Root Enterprise, LLC, Root Republic Managing General Agency, LLC, Root Texas Managing General Agency, LLC, and Root Scout, LLC, which are disregarded entities under Caret Holdings, Inc. for federal income tax purposes.
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
Deferred tax assets are recognized as allowed under ASC 740, Income Taxes. We establish a valuation allowance when there is more likely than not insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. A valuation allowance of $339.8 million and $345.9 million was established as of December 31, 2025 and 2024, respectively. Further details are discussed in Note 9, “Income Taxes.”
We recognize the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority. Interest and penalties on our reserve for uncertain tax positions are recognized as a component of tax expense. As of December 31, 2025 and 2024, we did not have any unrecognized tax benefits for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.
Internally Developed Software—We review our software development activity and capitalize costs during the application development phase under ASC 350-40, Internal-Use Software. Generally, these costs are amortized on a straight-line basis over a five-year period. Internally developed software costs are assessed for impairment at least quarterly, which also ensures that the assets are still in service. If there are assets identified as no longer in use or impaired, the remaining unamortized costs will be fully amortized or the asset is written off. We amortized internally developed software of $8.5 million, $8.6 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The capitalized cost and accumulated amortization of internally developed software in other assets in our consolidated balance sheets at December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
	(dollars in millions)
Internally developed software	$57.4	$50.0
Accumulated amortization	(29.8)	(28.0)
Internally developed software, net	$27.6	$22.0
Fixed Assets—Fixed Assets are carried at cost, net of accumulated depreciation. We capitalize purchases of certain fixed assets, including computers, furniture, and leasehold improvements. Depreciation on computers and furniture is recognized on a straight-line basis over a useful life of three years and five years, respectively.

Depreciation on leasehold improvements is recognized on a straight-line basis over the shorter of their useful life or the life of the lease. When certain events or changes in operating conditions occur, an impairment assessment may be performed on the recoverability of the carrying amounts. When assets are no longer in use or impaired, the asset and accumulated depreciation are written off. For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $0.2 million, $1.0 million and $1.5 million, respectively. The capitalized cost and accumulated depreciation of fixed assets in other assets in our consolidated balance sheets at December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
	(dollars in millions)
Computers	$1.7	$6.0
Furniture	1.0	2.6
Leasehold improvements	5.3	7.2
Total fixed assets, at cost	8.0	15.8
Accumulated depreciation	(6.8)	(14.0)
Fixed assets, net	$1.2	$1.8
Employee Share-Based Compensation—We award share-based compensation to our officers, directors, employees, and certain advisors, through approval from the Compensation Committee of the board of directors. These awards have been made in the forms of stock options, service-based restricted stock units, or RSUs, market-based restricted stock units, or MRSUs, performance-based restricted stock units, or PRSUs, and restricted stock.
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
We recognize forfeitures as they occur, which generally results in the reversal of previously recognized expense for nonvested awards. In the event of an involuntary termination that results in the cancellation of an award, the remaining unrecognized compensation cost for the entire award is recognized in the period of cancellation. If the award is cancelled and concurrently replaced upon termination, it follows modification accounting, typically as a Type III improbable-to-probable modification whereby it is effectively treated as a forfeiture and new grant as of the date of termination. For performance-based awards, expense is not recognized until it is probable that the performance condition(s) will be met. We assess the probability of the awards vesting based on the performance conditions on a quarterly basis. If a performance condition is improbable but later becomes probable of achievement, a catch up of expense will be recorded as if the award had been vesting on a ratable basis from the grant date. If a performance condition is not achieved or becomes improbable of achievement, the respective cumulative compensation cost is reversed. For market-based awards, if the market condition(s) are never achieved before the expiration date, but the service condition is met, the respective compensation costs remain recognized.
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

PRSUs granted in 2024 are expected to vest over an explicit service period of two to three years after the performance period and are dependent upon the fulfillment of both a service condition and the achievement of certain adjusted EBITDA and new writings goals during the performance period. The actual number of PRSUs earned can vary from zero to 200% of the target depending on goal achievement relative to the adjusted EBITDA and new writings goal matrix. The performance period begins on January 1, 2025 and ends on December 31, 2025. For our awards vesting over three years, 25% vests on the Compensation Committee certification date, expected to be in February 2026, and 25% vests annually over approximately three years thereafter. For our awards vesting over two years, 33% vests on the Compensation Committee certification date and approximately 8% vests quarterly over approximately two years thereafter. The expense is recognized ratably over the requisite service period.
The performance period for PRSUs granted in 2025 begins on January 1, 2025 and ends on December 31, 2027 and is divided into three sub-performance periods, each beginning on January 1, 2025 and ending on December 31, 2025, 2026, and 2027, respectively. These overlapping sub-periods are one, two, and three years in duration. The actual number of PRSUs that vest can vary from zero to 200% of the target depending on goal achievement relative to gross accident period loss ratio and policies in force goal matrix. Expense for each sub-performance period is recognized ratably over the requisite service period. Awards earned in any sub-performance period vest on the Compensation Committee certification date, which is expected to be in the first quarter of the subsequent year.
The PRSU compensation expense is recognized based on the grant date fair value of the award, which was determined using the Company’s closing stock price as of the grant date.
MRSUs are expected to vest over a derived service period of one to four years and are dependent upon the fulfillment of both a service condition and the achievement of stock-price goals during the performance period, with the latter being classified as a market condition according to ASC 718, Stock Compensation. The service condition with respect to the first and second tranches of MRSUs was satisfied on April 1, 2024 and April 1 2025, respectively. The remaining two tranches of MRSUs will be met in installments on each of the subsequent two anniversaries of that date, or Vesting Date Requirement, subject to the individual’s continued service through such dates. Stock price goals must be met on or after the respective tranche’s Vesting Date Requirement and are based on the average closing price per share of our Class A common stock over a consecutive 45-day trading period. Any tranche of MRSUs with respect to which the stock price goal has not been met as of April 1, 2028 (the final day of the performance period) will be forfeited as of such date.
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
The fair value of the MRSUs is estimated on the date of grant using a Monte Carlo simulation with Geometric Brownian Motion that uses certain inputs, assumptions and estimates, as follows: expected term of approximately five years, based on the contractual term of the MRSUs; risk-free interest rate of 4.06%, based on United States Constant Maturity Yield Curve over a similar term; dividend rate of 0.0%, based on our historical and expected future dividend payouts; and volatility of 76%, and other factors.
MRSU expense is recognized via a graded vesting method over the derived service period. In the event that both the service condition and market condition are met earlier, expense would be accelerated.
Warrant Compensation—In October 2021, we closed the Investment Agreement with Carvana that included the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Convertible

Preferred Stock and the issuance of eight tranches of warrants to purchase shares of the Company’s Class A common stock, of which three tranches expired unexercised in 2025. As part of the Investment Agreement, we and Carvana also entered into a five-year commercial agreement whereby our auto insurance products will be embedded into the Integrated Platform. The commercial agreement provides for agent commissions payable to Carvana for policy origination and an enterprise total loss replacement vehicle solution.
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
For periods in which we operate at a loss, the conversion of common stock equivalents would increase the denominator of the diluted earnings per share calculation and create a lower loss per share. Therefore, these common stock equivalents are considered antidilutive and diluted EPS is equal to basic EPS. Participating securities do not participate in losses and therefore are not allocated in the two-class method. Further details are discussed in Note 14, “Earnings (Loss) Per Share.”
Recently Adopted Accounting Pronouncements—In December 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. This ASU looks to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions to the rate reconciliation disclosure require public entities on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The main provisions to the income taxes paid disclosure require that all entities disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid meets a quantitative threshold. This ASU also requires all entities to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 became effective for the annual reporting period beginning January 1, 2025, and we adopted the standard as of that date on a prospective basis. The adoption did not have an impact on our results of operations or financial condition.
Recently Issued Financial Accounting Standards Not Yet Adopted—In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies the scope of interim reporting, improves the form and content requirements for interim financial statements, and consolidates interim disclosure requirements within Topic 270. This ASU also introduces a new disclosure principle requiring entities to disclose information about events or changes in circumstances since the last annual reporting period that have a material impact on the company.
This ASU may be applied prospectively or retrospectively with an effective date for public entities for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effects of the new standard. We are currently evaluating the impact of this ASU.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting For Internal-Use Software. This ASU removes references to prescriptive and sequential software development stages in the guidance and instead requires entities to capitalize software development costs once management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used for its intended function. The guidance also requires entities to evaluate whether significant development uncertainty exists, which may delay capitalization until such uncertainty has been resolved. This ASU also specifies that the disclosure requirements in ASC 360-10 are required for all capitalized internal-use software costs.
This ASU may be applied prospectively, retrospectively, or through a modified transition approach with an effective date for all entities for annual reporting periods beginning after December 15, 2027, including interim periods within those reporting periods. Early adoption is permitted. We are currently evaluating the impact of this ASU.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU looks to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The main provisions require a company to disclose in the notes to the financial statements the amounts of employee compensation, depreciation, intangible asset amortization and certain other costs and expenses included in each relevant expense caption and include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements. It also requires a company to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

This ASU is to be applied on a prospective basis with an effective date for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this ASU.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at December 31, 2025 and 2024 are as follows:

	2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$48.4	$—	$0.8	$—	$49.2
Municipal securities	23.0	—	0.3	(0.1)	23.2
Corporate debt securities	157.3	—	1.9	(0.2)	159.0
Asset-backed securities	154.4	—	1.5	(0.3)	155.6
Total fixed maturities	$383.1	$—	$4.5	$(0.6)	$387.0

	2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$46.5	$—	$—	$(0.3)	$46.2
Municipal securities	23.9	—	0.1	(0.5)	23.5
Corporate debt securities	106.6	—	0.3	(1.2)	105.7
Asset-backed securities	117.3	—	0.4	(1.1)	116.6
Total fixed maturities	294.3	—	0.8	(3.1)	292.0
Short-term investments	14.8	—	—	—	14.8
Total	$309.1	$—	$0.8	$(3.1)	$306.8
Management reviewed the available-for-sale fixed maturity securities and short-term investments at each balance sheet date to consider whether it was necessary to recognize a credit loss as of December 31, 2025 and 2024. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the security before recovery. Management concluded that the unrealized losses on the available-for-sale fixed maturity securities and short-term investments were due to non-credit related factors and, therefore, there was no allowance for credit loss as of December 31, 2025 and 2024.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

	2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
United States Treasury securities	$2.0	$—	$0.7	$—	$2.7	$—
Municipal securities	—	—	6.5	(0.1)	6.5	(0.1)
Corporate debt securities	21.5	—	7.4	(0.2)	28.9	(0.2)
Asset-backed securities	20.3	(0.1)	5.9	(0.2)	26.2	(0.3)
Total fixed maturities	$43.8	$(0.1)	$20.5	$(0.5)	$64.3	$(0.6)

	2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$26.4	$(0.3)	$1.8	$—	$28.2	$(0.3)
Municipal securities	7.1	(0.1)	10.4	(0.4)	17.5	(0.5)
Corporate debt securities	49.5	(0.6)	21.1	(0.6)	70.6	(1.2)
Asset-backed securities	53.6	(0.6)	10.6	(0.5)	64.2	(1.1)
Total fixed maturities	136.6	(1.6)	43.9	(1.5)	180.5	(3.1)
Short-term investments	6.4	—	—	—	6.4	—
Total	$143.0	$(1.6)	$43.9	$(1.5)	$186.9	$(3.1)
Other Investments
As of December 31, 2025 and 2024, other investments related to our private equity investments were $4.4 million. There were no realized or unrealized gains or losses or impairment losses recognized on private equity investments for the years ended December 31, 2025, 2024 and 2023.
There were no realized gains or losses on short-term investments and available-for-sale fixed maturities for the years ended December 31, 2025, 2024 and 2023.
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at December 31, 2025:

	2025
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$25.4	$25.4
Due after one year through five years	253.0	255.9
Due five years through 10 years	54.1	54.8
Due after 10 years	50.6	50.9
Total	$383.1	$387.0

The following table sets forth the components of net investment income for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Interest on fixed maturities and short-term investments	$14.7	$9.6	$4.8
Interest on cash, cash equivalents, restricted cash, and restricted cash equivalents	25.4	31.9	28.0
Total	40.1	41.5	32.8
Investment expense	(6.4)	(5.6)	(2.6)
Net investment income	$33.7	$35.9	$30.2
The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at December 31, 2025 and 2024:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$81.5	$82.1	21.2%
AA+, AA, AA-	171.4	173.3	44.8
A+, A, A-	107.7	108.8	28.1
BBB+, BBB, BBB-	22.5	22.8	5.9
Total	$383.1	$387.0	100.0%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Fair Value
S&P Global rating or equivalent	(dollars in millions)
AAA	$75.2	$74.8	24.4%
AA+, AA, AA-, A-1+	146.0	145.0	47.3
A+, A, A-	67.8	67.1	21.9
BBB+, BBB, BBB-	20.1	19.9	6.4
Total	$309.1	$306.8	100.0%
Pursuant to certain regulatory requirements, we are required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in available-for-sale fixed maturity securities on the consolidated balance sheets. As of December 31, 2025 and 2024, these required deposits had an amortized cost of $15.7 million and $15.8 million, respectively, and fair value of $15.9 million and $15.6 million, respectively. We maintain restricted cash equivalents and certain investments in a trust to meet collateral requirements with the fronting carrier. As of December 31, 2025, we held investments in the trust of $77.0 million. There are withdrawal and other restrictions on these deposits. Ultimately, when unearned premiums run off and loss reserves are paid under this program, any remaining trust balances will be released and available for general use.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of December 31, 2025 and 2024:

	2025
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
United States Treasury securities and agencies	$46.7	$2.5	$—	$49.2
Municipal securities	—	23.2	—	23.2
Corporate debt securities	—	159.0	—	159.0
Asset-backed securities	—	155.6	—	155.6
Total fixed maturities	46.7	340.3	—	387.0
Cash equivalents and restricted cash equivalents	388.0	—	—	388.0
Total assets at fair value	$434.7	$340.3	$—	$775.0

	2024
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
United States Treasury securities and agencies	$46.2	$—	$—	$46.2
Municipal securities	—	23.5	—	23.5
Corporate debt securities	—	105.7	—	105.7
Asset-backed securities	—	116.6	—	116.6
Total fixed maturities	46.2	245.8	—	292.0
Short-term investments	11.8	3.0	—	14.8
Cash equivalents	342.4	—	—	342.4
Total assets at fair value	$400.4	$248.8	$—	$649.2
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs, and includes interest payable. The fair value of outstanding long-term debt as of December 31, 2025 was classified within Level 2 of the fair value hierarchy. The fair value was based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of December 31, 2025 and 2024, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of December 31, 2025	Estimated Fair Value as of December 31, 2025	Carrying Amount as of December 31, 2024	Estimated Fair Value as of December 31, 2024
	(dollars in millions)
Long-term debt	$200.3	$204.1	$200.1	$204.9
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	2025	2024	2023
	(dollars in millions)
Gross loss and LAE reserves, January 1	$413.2	$284.2	$287.4
Reinsurance recoverable on unpaid losses	(48.0)	(43.8)	(76.4)
Net loss and LAE reserves, January 1	365.2	240.4	211.0
Net incurred loss and LAE related to:
Current year	953.6	752.4	338.3
Prior years	(29.4)	(19.4)	(7.0)
Total incurred	924.2	733.0	331.3
Net paid loss and LAE related to:
Current year	574.1	443.0	165.9
Prior years	257.1	165.2	136.0
Total paid	831.2	608.2	301.9
Net loss and LAE reserves, December 31	458.2	365.2	240.4
Plus reinsurance recoverable on unpaid losses	25.4	48.0	43.8
Gross loss and LAE reserves, December 31	$483.6	$413.2	$284.2
The decrease to incurred losses for prior accident years in 2025 of $29.4 million was primarily driven by lower-than-expected reported losses and LAE from accident year 2024 related to liability and physical damage coverages.
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

The following table shows incurred and paid losses and allocated loss adjustment expenses, or ALAE, development by accident year for private passenger auto and renters in aggregate, cumulative claim frequency is defined as the number of reported claims at the claim level which includes reported claims that do not result in a liability:

Incurred Losses and ALAE—Net of Reinsurance
Accident Year	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024 (unaudited)	2025	IBNR	Reported Claims(1)
	(dollars in millions)
2021	$341.6	$348.1	$349.6	$348.6	$346.8	$1.1	152,531
2022		296.0	288.4	286.0	288.2	4.1	119,564
2023			291.2	276.5	275.7	4.7	88,241
2024				667.2	644.8	26.4	143,012
2025					857.0	232.4	156,609
Total					$2,412.5	$268.7	659,957

Cumulative Paid Losses and ALAE—Net of Reinsurance
Accident Year	2021 (unaudited)	2022 (unaudited)	2023 (unaudited)	2024 (unaudited)	2025
	(dollars in millions)
2021	$179.4	$294.6	$332.3	$342.5	$344.9
2022		175.3	248.3	274.7	281.6
2023			133.9	245.2	266.1
2024				387.5	591.1
2025					506.1
Total					1,989.8
All outstanding liabilities before 2021—net of reinsurance					2.2
Loss and ALAE reserves—net of reinsurance					$424.9
_______________
(1) Reported by claim event.
The following table sets forth the reconciliation of the claims development tables to the balance sheet losses and ALAE reserves, with separate disclosure of unallocated LAE, or ULAE, and reinsurance recoverable on unpaid losses for the years ended December 31, 2025 and 2024:

	2025	2024
	(dollars in millions)
Loss and ALAE reserves—net of reinsurance	$424.9	$332.4
ULAE reserves—net of reinsurance	33.3	32.8
Reinsurance recoverables on unpaid losses	25.4	48.0
Total loss and LAE reserves—gross of reinsurance	$483.6	$413.2
The following table sets forth the historical average annual percentage payout of incurred losses and ALAE (claims duration), net of reinsurance, as of December 31, 2025:

Year	1	2	3	4	5
Incremental paid(1)	56.1%	32.6%	9.2%	2.7%	0.7%
(1) Supplemental information and unaudited.

6.REINSURANCE
The following table reflects amounts affecting the consolidated balance sheets for reinsurance as of December 31, 2025 and 2024:

		2025	2024
		(dollars in millions)
Loss and LAE reserves:
Direct		$385.7	$341.7
Assumed		97.9	71.5
Ceded		(25.4)	(48.0)
Net loss and LAE reserves		$458.2	$365.2
Unearned premiums:
Direct		$320.3	$289.2
Assumed		73.4	64.7
Ceded		(6.3)	(25.1)
Net unearned premiums		$387.4	$328.8

The following table reflects amounts affecting the statements of operations and comprehensive income (loss) for reinsurance for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(dollars in millions)
Premiums written:
Direct	$1,224.2	$1,064.6	$674.6
Assumed	281.6	236.5	108.5
Ceded	(45.4)	(137.0)	(209.9)
Net premiums written	$1,460.4	$1,164.1	$573.2
Premiums earned:
Direct	$1,193.2	$1,010.8	$564.9
Assumed	272.8	220.2	70.9
Ceded	(64.3)	(160.1)	(235.9)
Net premiums earned	$1,401.7	$1,070.9	$399.9
Losses and LAE incurred:
Direct	$744.1	$673.5	$424.1
Assumed	210.6	157.2	51.7
Ceded	(30.5)	(97.7)	(144.5)
Net losses and LAE incurred	$924.2	$733.0	$331.3
There were no material commutations during 2025 and 2024. During 2023, we commuted certain agreements with our reinsurers, which resulted in $0.7 million of loss and loss adjustment expenses and a $4.6 million expense of other insurance expense, respectively, on the consolidated statements of operations and comprehensive income (loss). A portion of the loss and loss adjustment expenses is related to an allowance for credit losses of $1.7 million that was established due to a commutation with one of our reinsurers as of December 31, 2023. During 2024, we recovered $0.5 million from this previously commuted reinsurer and relieved the remaining reinsurance recoverable and related allowance for credit losses.

Additionally, in connection with the commutation of certain agreements with reinsurers during 2023, we received cash and cash equivalents and released collateral balances held of $27.1 million, reinsurance recoverable and receivable decreased by $35.1 million, prepaid reinsurance premiums were reduced by $34.6 million and reinsurance premiums payable decreased by $37.3 million.
If our reinsurance was cancelled at December 31, 2025 and 2024, the maximum amount of return ceded commissions due with the return of unearned premiums would have been $0.7 million and $4.4 million, respectively. Our reinsurance recoverable on unpaid losses gross of the provision for loss corridor, loss ratio caps and allowance for credit losses was $28.7 million and $53.8 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, a provision for loss corridor of $2.5 million and $5.0 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.
7.LONG-TERM DEBT
In January 2022, we entered into a five-year term loan. As part of the loan agreement, we issued warrants to the lender to purchase approximately 0.3 million shares of our Class A common stock at a strike price of $162.00 per share, or Tranche 1 Warrants.
In September 2024, we entered into the first amendment to the term loan, which, among other things, provides greater flexibility for investments in future insurance subsidiaries. In October 2024, we entered into the second amendment to the term loan, or Amended Term Loan, that resulted in extinguishment of $237.1 million of the term loan, modification of $62.9 million of the term loan, and new borrowings of $137.1 million. The resulting principal amount under the Amended Term Loan is $200.0 million and has a maturity date of October 29, 2030. Interest is payable quarterly and is determined on a floating interest rate calculated on Secured Overnight Financing Rate, with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00%, based upon the debt-to-capital ratio payable quarterly.
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
In connection with the Amended Term Loan, during 2024, we recognized a loss on extinguishment of debt of $5.4 million and we incurred $2.4 million of debt discount and issuance costs related to the new borrowings, which were capitalized and will be amortized over the life of the Amended Term Loan.
The Amended Term Loan can be repaid at any time through the maturity date as long as we provide at least three business days written notice and pay a prepayment premium of 1.00% applicable between October 29, 2025 to October 25, 2026, and no prepayment premium thereafter. The Amended Term Loan is secured by the assets of Root, Inc. and those of our wholly-owned subsidiary loan parties. In addition, we have pledged 100% of the capital stock of our subsidiaries.
The following summarizes the carrying value of long-term debt as of December 31, 2025 and 2024:

	2025	2024
	(dollars in millions)
Principal balance	$200.0	$200.0
Accrued interest payable	3.3	3.8
Unamortized discount and debt issuance costs	(3.0)	(3.7)
Total	$200.3	$200.1

8.LEASES
We have operating leases primarily for office space. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The following table summarizes supplemental balance sheets information related to leases at December 31, 2025 and 2024:

	2025	2024
	(dollars in millions)
Operating leases:
Operating lease liabilities	$4.3	$6.0
Operating lease right-of-use assets	$2.0	$2.6
Operating lease liabilities are included in other liabilities and operating lease right-of-use assets are included in other assets in our consolidated balance sheets.
Operating lease expense, variable lease expense and short-term lease expense recognized during the years ended December 31, 2025, 2024 and 2023 were immaterial.
Supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023 are as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Operating cash flows paid for amounts included in the measurement of lease liabilities	$2.2	$3.0	$3.2
We have restricted cash of $1.1 million and $1.0 million as of December 31, 2025 and 2024, respectively, held by a financial institution to satisfy letter of credit requirements for certain property leases.
We also sublease certain office space, resulting in sublease income. Sublease income and the related assets and cash flows are not material to our consolidated financial statements as of and for the years ended December 31, 2025, 2024 and 2023. Sublease income is recognized as a reduction to operating lease expense in our consolidated statements of operations and comprehensive income (loss).
The weighted-average remaining lease term and weighted-average operating lease discount rate, as of December 31, 2025 and 2024 are as follows:

	2025	2024
Weighted-average of remaining operating lease term (years)	2.10	3.10
Weighted-average operating lease discount rate	11.79%	11.83%

Future lease payments as of December 31, 2025 were as follows:

Operating Leases
(dollars in millions)
2026	$2.3
2027	2.3
2028	0.2
2029	—
2030 and thereafter	—
Total future lease payments	4.8
Less: imputed interest	(0.5)
Total lease liabilities	$4.3

9.INCOME TAXES
The following table displays income tax expense for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Current:
Federal	$—	$—	$—
State	0.5	—	—
Foreign	—	—	—
Total current	0.5	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Total income tax expense	$0.5	$—	$—

ASU No. 2023-09 became effective for the annual reporting period beginning January 1, 2025. Further details are discussed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”
The income tax expense differed from the amounts computed by applying the statutory United States federal income tax rate of 21% in 2025 to pretax income, and is presented in accordance with the guidance in ASU 2023-09, as a result of the following:

	2025
	(dollars in millions)
Income (loss) before income taxes
Domestic	$(59.5)
Foreign	100.3
Income before income taxes	$40.8

Statutory United States federal income tax expense	$8.6	21.0%
State and local income tax expense, net of federal income tax effect(1)	0.4	1.0
Foreign tax effects - Cayman Islands
Foreign rate differential	(21.2)	(52.0)
Effect of cross-border tax laws
United States tax on foreign insurance income	21.2	52.0
Valuation allowance on deferred tax assets	(12.6)	(30.9)
Nontaxable and nondeductible items
Share-based compensation	(11.8)	(28.9)
Nondeductible warrant expense	9.3	22.8
Nondeductible compensation	5.8	14.2
Other nondeductible expenses	0.2	0.5
Other adjustments	0.6	1.5
Income tax expense	$0.5	1.2%
______________
(1) Florida makes up the majority of the state and local income tax expense, net of federal income tax effect category.

The income tax expense differed from the amounts computed by applying the statutory United States federal income tax rate of 21% in 2024 and 2023 to pretax income, and is presented in accordance with the guidance that applied prior to the adoption of ASU 2023-09, as a result of the following:

	2024		2023
	(dollars in millions)
Income (loss) before income taxes	$30.9		$(147.4)
Statutory United States federal income tax expense (benefit)	6.5	21.0%	(30.9)	21.0%
Valuation allowance on deferred tax assets	(10.5)	(34.0)	34.9	(23.7)
Share-based compensation	(6.0)	(19.4)	5.5	(3.7)
Nondeductible compensation	2.9	9.4	1.2	(0.8)
Return to provision permanent adjustments	—	—	—	—
State net operating loss	7.9	25.6	(10.5)	7.1
Other	(0.8)	(2.6)	(0.2)	0.1
Income tax expense	$—	—%	$—	—%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024:

	2025	2024
	(dollars in millions)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$4.2	$3.3
Unearned premium reserves	16.4	14.2
Disallowed interest carryforward	10.4	20.8
Deferred compensation	5.2	8.2
Stock and warrant compensation	12.6	12.0
Other	6.0	5.1
State net operating loss carryforward	28.0	20.0
Federal net operating loss carryforward	269.8	271.6
Gross deferred assets	352.6	355.2
Less valuation allowance	(339.8)	(345.9)
Total deferred tax assets, less valuation allowance	12.8	9.3
Deferred tax liabilities:
Research and experimental expenditures	—	0.2
Fixed assets	0.3	0.4
Deferred policy acquisition costs	9.9	6.7
Intangible assets	0.7	0.6
Investments	0.9	0.9
Other	1.0	0.5
Deferred tax liabilities	12.8	9.3
Net deferred tax asset	$—	$—
The above amounts were calculated in accordance with ASC 740, Income Taxes. The application of ASC 740 requires a company to evaluate the recoverability of deferred tax assets and to establish a valuation allowance if necessary to reduce the carrying value of the deferred tax asset to an amount which is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we include many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) the timing of expected reversal; (4) taxable income in prior carry back years as well as projected taxable earnings exclusive of reversing temporary differences and carry forwards; (5) the length of time that carryovers can be used; (6) unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit expiring unused. Although lack of realization is not assured, we believe it is more likely than not that the deferred tax assets will not be realized. As such, a valuation allowance of $339.8 million has been established. The valuation allowance decreased by $6.1 million primarily due to our net operating income for the year ended December 31, 2025.

The following table sets forth carryforwards related to NOLs and tax credits as of December 31, 2025:

	Carryforward with Expiration	Carryforward Indefinitely	Total	Years of Expiration
	(dollars in millions)
Federal	$629.6	$655.1	$1,284.7	2038-2046
State and local (gross, apportioned)	232.1	255.2	487.3	2026-2045
Research and development credits	0.9	—	0.9	2036-2038
Total	$862.6	$910.3	$1,772.9

We file a consolidated federal income tax return and certain state income tax returns. Tax years 2022 and forward are still open to United States federal examinations. The federal statute of limitations is generally three years. With some exceptions, the statute of limitations for state income and franchise tax returns remains open for tax years 2021 and forward. There are currently no tax years under examination.
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
As of December 31, 2025, we do not expect to incur any additional material expenditures in future periods related to restructuring actions that have occurred.
The following table displays restructuring costs recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,			Cumulative Incurred Through December 31, 2025
	2025	2024	2023
	(dollars in millions)
Restructuring costs:
Employee costs	$—	$0.1	$7.7	$23.3
Real estate exit costs	0.1	0.1	—	2.3
Other costs	—	—	3.5	4.5
Total restructuring costs	$0.1	$0.2	$11.2	$30.1

The following table displays a rollforward of the accrual for restructuring costs recorded in accounts payable and accrued expenses on the consolidated balance sheets:

Employee costs
(dollars in millions)
Restructuring liability as of December 31, 2023	$8.3
Expense incurred	0.1
Payments	(8.4)
Restructuring liability as of December 31, 2024	—
Expense incurred	—
Payments	—
Restructuring liability as of December 31, 2025	$—

11.CAPITAL STOCK
As of December 31, 2025, our total authorized shares consist of 1.0 billion shares of Class A common stock, 269.0 million shares of Class B common stock, and 100.0 million shares of preferred stock.
In October 2021, we issued redeemable convertible preferred stock to Carvana pursuant to the Investment Agreement. We received $126.5 million of gross proceeds from the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Preferred Stock, which have a redemption value of $126.5 million, and issued Carvana eight tranches of warrants to purchase shares of the Company’s Class A common stock, of which three tranches expired unexercised in 2025. Further details on the warrants are discussed in Note 12, “Share-Based Compensation.” In connection with the Investment Agreement, we incurred issuance costs of $19.6 million, which were allocated between the redeemable convertible preferred stock and the warrants based on their relative fair values.
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
Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time, or from time to time, into shares of Class A common stock at a conversion rate equal to the liquidation preference divided by the conversion price. As of December 31, 2025, the conversion price was $162.00 per share and the Series A Preferred Stock was convertible into 0.8 million shares of Class A common stock. To the extent that such conversion would cause the holder to hold in excess of 9.9% of the voting stock, such conversion would be subject to approval from state insurance regulatory authorities in Ohio and Florida.
Redemption and Balance Sheet Classification—The redeemable convertible preferred stock is classified as mezzanine equity because while it is not mandatorily redeemable, it will become convertible or redeemable at the option of the preferred stockholder in connection with any change of control of the Company, which is considered not solely within our control.
12.SHARE-BASED COMPENSATION
Warrants
As part of the Investment Agreement discussed in Note 11, “Capital Stock,” we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants,” with the opportunity to purchase a maximum of 7.2 million shares of Class A common stock. The short-term warrants had an expiration date of September 1, 2025 and the long-term warrants have an expiration date of September 1, 2027.
On September 1, 2025, all of the short-term warrants expired unexercised and therefore, no short-term warrants remain outstanding. All compensation cost associated with the short-term warrants was previously recognized. For the years ended December 31, 2024 and 2023, we recognized compensation expense of $3.8 million and $17.4 million, respectively. There is no expense reversal because the performance obligations had been previously met.
As of December 31, 2025, certain long-term warrant tranches were probable of vesting. We recognized compensation expense considering the probability of and progress toward achieving the long-term warrant policy origination milestones. For the year ended December 31, 2025, we recognized compensation expense of $19.2 million. Warrant compensation expense is recorded in other insurance expense in the consolidated statements of operations and comprehensive income (loss). All of these warrants are out-of-the-money and, therefore, have no intrinsic value as of December 31, 2025.
Based on the probability of achieving certain policy origination milestones, unrecognized compensation cost is approximately $7.8 million as of December 31, 2025. The weighted-average remaining compensation costs are expected to be recognized over a period of 1.75 years.

The following table provides the maximum remaining unrecognized compensation costs as of December 31, 2025, and other key terms of the warrants:

Warrants	Exercise Price	Shares Issued (in millions)	Grant Date Fair Value per Share	Unrecognized Compensation Costs (in millions)	Vesting Condition
Long-Term
Tranche 1	$180.00	1.4	$7.64	$—	100,000 policy originations
Tranche 2	$225.00	1.5	$6.32	1.2	200,000 policy originations
Tranche 3	$270.00	1.5	$4.39	6.6	300,000 policy originations
Tranche 4	$405.00	1.5	$1.70	2.4	400,000 policy originations
Tranche 5	$540.00	1.3	$0.75	1.0	500,000 policy originations
Total Long-Term		7.2		$11.2
2020 Equity Incentive Plan
We maintain an equity incentive plan, the 2020 Equity Incentive Plan, or the 2020 Plan, for the issuance and grant of equity awards (restricted stock, RSUs, PRSUs, MRSUs and incentive and nonqualified stock options) to our officers, directors, employees and certain advisors. As of December 31, 2025, the number of shares authorized under the 2020 Plan was 4.9 million shares of Class A common stock, inclusive of available shares previously reserved for issuance under the 2015 Equity Incentive Plan, or the 2015 Plan, and subject to increase for awards previously issued under the 2015 Plan which are forfeited or lapse unexercised. In addition, this reserve will automatically increase on January 1 of each year, which commenced on January 1, 2021 and will end on (and including) January 1, 2030, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31 of the preceding year. However, the board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock. The aggregate maximum number of shares of Class A common stock that may be issued pursuant to the exercise of incentive stock options is 6.7 million shares. As of December 31, 2025, the number of shares available for issuance under the 2020 Plan was 1.8 million.
In August 2022, our board of directors approved the First Amendment to our 2020 Employee Stock Purchase Plan, or ESPP. As of December 31, 2025, the number of shares authorized and available for issuance under the ESPP was 1.0 million shares. In addition, the number of shares reserved for issuance under the ESPP is subject to an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of capital stock outstanding on December 31 of the preceding year and (ii) 0.4 million shares of Class A common stock. Our board of directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Class A common stock.
2015 Equity Incentive Plan
In 2015, the board of directors of the Company adopted the 2015 Plan under which the Company could grant equity awards (restricted stock, and incentive and nonqualified stock options) to its officers, directors, employees and certain advisors. In October 2020, the 2015 Plan was superseded by the 2020 Plan and all reserved shares under the 2015 Plan were transferred to the 2020 Plan.

The following table displays share-based compensation expense recorded in the consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Share-based compensation expense:
Net investment income	$0.2	$—	$—
Loss and loss adjustment expenses	3.7	1.9	0.7
Sales and marketing	1.0	0.7	0.3
Other insurance expense	1.3	0.8	0.6
Technology and development	6.6	3.4	3.4
General and administrative	27.3	11.7	12.3
Total share-based compensation expense	$40.1	$18.5	$17.3
The unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units and unvested stock options as of December 31, 2025 is as follows:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units	Unvested Stock Options
	(dollars in millions)
Unrecognized compensation costs	$18.9	$25.7	$0.4	$0.1
Remaining weighted-average period cost is expected to be recognized (in years)	1.32	2.50	1.23	0.50

Restricted Stock Units
A summary of restricted stock units activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

	For the Years Ended December 31,
	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in millions, except per share amounts)
Unvested at December 31, 2022	1.1	$51.81	—	$—	—	$—
Granted	1.2	6.91	—	—	0.4	5.91
Vested	(0.6)	49.11	—	—	—	—
Forfeited, expired or canceled	(0.2)	51.90	—	—	—	—
Unvested at December 31 2023	1.5	$16.74	—	$—	0.4	$5.91
Granted	0.3	50.55	0.2	75.55	—	—
Vested	(0.8)	18.34	—	—	—	7.69
Forfeited, expired or canceled	—	22.21	—	—	—	—
Unvested at December 31, 2024	1.0	$25.89	0.2	$75.55	0.4	$5.71
Granted	0.2	116.62	0.2	125.91	—	—
Vested	(0.5)	28.33	—	—	(0.1)	6.70
Forfeited, expired or canceled	(0.1)	57.16	—	—	—	—
Unvested at December 31, 2025	0.6	$47.81	0.4	$93.78	0.3	$5.43
Additional information pertaining to restricted stock units for the years ended December 31, 2025, 2024 and 2023 is as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Service-based restricted stock units:
Total grant date fair value of awards granted	$20.6	$16.9	$8.5
Total grant date fair value of awards vested	15.5	14.2	27.3
Total intrinsic value of awards vested	59.3	40.4	3.4

Performance-based restricted stock units:
Total grant date fair value of awards granted	$17.3	$18.3	$—

Market-based restricted stock units:
Total grant date fair value of awards granted	$—	$—	$2.3
Total grant date fair value of awards vested	0.5	0.3	—
Total intrinsic value of awards vested	10.1	2.4	—

Stock Options
A summary of option activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding at December 31, 2022	0.2	$38.15	5.63	$0.2
Granted	—	8.94
Exercised	—	—		—
Forfeited, expired or canceled	(0.1)	44.88
Outstanding at December 31, 2023	0.1	$33.68	4.29	$0.5
Granted	—	—
Exercised	—	16.77		0.3
Forfeited, expired or canceled	—	90.82
Outstanding at December 31, 2024	0.1	$34.13	3.15	$6.7
Granted	—	—
Exercised	—	13.09		3.2
Forfeited, expired or canceled	—	139.87
Outstanding at December 31, 2025	0.1	$34.80	2.28	$5.1
A summary of total options outstanding and exercisable at December 31, 2025:

	Options Outstanding and Exercisable
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
	(in millions, except exercise price and term amounts)
Range of Exercise Prices:
$0.65 - $5.15	0.1	$2.56	1.35
$5.15 - $43.20	—	$37.26	2.97
$43.20 - $231.66	—	$137.01	4.17

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
The following table summarizes, by remaining maturity, future commitments related to other arrangements as of December 31, 2025:

Purchase Obligations
(dollars in millions)
2026	$11.4
2027	10.6
2028	7.6
2029	3.4
2030 and thereafter	5.6
Total	$38.6
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, except as set forth below, we do not believe that we are party to any current or pending legal action that if concluded adversely could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flow.
On December 23, 2025, an amended putative collective and class action complaint was filed against the Company, Root, Inc., and its wholly owned subsidiary, Caret Holdings, Inc., in the United States District Court for the Southern District of Ohio, Eastern Division (Case No. 2:25-cv-01078-ALM-KAJ) by a former employee individually and on behalf of other similarly situated current and former employees. The complaint alleges that the defendants violated the Fair Labor Standards Act and the Missouri Minimum Wage Law by failing to pay non-exempt customer service representatives for all hours worked, including alleged off-the-clock pre-shift and post-shift work and overtime compensation. The complaint seeks unpaid wages, overtime compensation, liquidated damages, statutory damages, pre- and post-judgment interest, attorneys’ fees, and costs on behalf of the named plaintiff and members of the proposed collective and class. The Company intends to vigorously defend against the claims. The lawsuit is in its early stages. Accordingly, at this time, the Company cannot predict the outcome of this matter or reasonably estimate the likelihood or magnitude of any potential loss contingency.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.

14.EARNINGS (LOSS) PER SHARE
The following table displays the computation of basic and diluted EPS for both Class A and Class B common stock for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Numerator:
Net income (loss)	$40.3	$30.9	$(147.4)
Less: Undistributed income allocated to participating securities	2.0	1.7	—
Net income (loss) attributable to common shareholders	38.3	29.2	(147.4)
Denominator:
Weighted-average common shares outstanding: basic (both Class A and B)	15.4	14.9	14.4
Effect of dilutive securities:
Redeemable convertible preferred stock	0.8	0.8	—
Service-based restricted stock units	0.5	0.8	—
Market-based restricted stock units	0.3	0.3	—
Stock options	0.1	0.1	—
Weighted-average common shares outstanding: diluted (both Class A and B)	17.1	16.9	14.4
Earnings (loss) per common share (both Class A and B):
Basic	$2.49	$1.96	$(10.24)
Diluted	$2.36	$1.83	$(10.24)
For the year ended December 31, 2023, we operated at a loss and therefore, the conversion of common stock equivalents would increase the denominator of the diluted EPS calculation and create a lower loss per share. Therefore, these common stock equivalents are considered anti-dilutive and diluted EPS is equal to basic EPS.
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each year end, from the computation of diluted EPS attributable to common stockholders for the years indicated because including them would have had an anti-dilutive effect:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Options to purchase common stock	—	—	0.1
Nonvested shares subject to repurchase	—	—	0.1
Service-based restricted stock units	0.1	—	1.5
Market-based restricted stock units	—	—	0.4
Redeemable convertible preferred stock (as converted to common stock)	—	—	0.8
Warrants to purchase common stock	7.5	7.5	7.7
Total	7.6	7.5	10.6
15.STATUTORY FINANCIAL INFORMATION
Root Insurance Company, Root Property & Casualty and Root Florida, or our insurance subsidiaries, are required to prepare statutory financial statements in conformity with the basis of accounting practices prescribed or permitted by their respective states of domicile, the Ohio Department of Insurance and the Florida Office of Insurance Regulation, or Florida OIR. Ohio and Florida have adopted the National Association of Insurance Commissioners, or NAIC, Accounting Practices and Procedures Manual as the basis of their statutory accounting practices. Root Insurance Company, Root Property & Casualty and Root Florida’s statutory capital and surplus as of December 31, 2025 and 2024 and statutory net income (loss) for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2025	2024	2023	2025	2024
	(dollars in millions)
Root Insurance Company	$61.8	$37.6	$(44.4)	$57.8	$115.7
Root Property & Casualty	37.3	5.9	(12.2)	143.3	33.3
Root Florida	(12.1)	N/A(1)	N/A(1)	45.9	N/A(1)
Total	$87.0	$43.5	$(56.6)	$247.0	$149.0
______________
(1) Root Florida was incorporated in 2025.
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
In addition to these limitations, in accordance with our consent order as a new entity, Root Florida is prohibited from paying any dividends for its first three years of operation without prior approval from the Florida OIR. After this initial three-year period, dividend payments by Root Florida become subject to the standard dividend limitations described above.
After receiving approval from the Ohio Department of Insurance, Root Insurance Company paid extraordinary dividends of $123.0 million for the year ended December 31, 2025. Root Insurance Company did not pay any dividends for the years ended December 31, 2024 and 2023. Root Property & Casualty and Root Florida did not pay any dividends for the years ended December 31, 2025, 2024 and 2023.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At December 31, 2025, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio up to 15:1, which we maintained as of December 31, 2025. Root Re must notify CIMA before it can pay any dividend to the holding company. Root Re paid dividends of $60.0 million, zero, and zero to Caret Holdings, Inc. for the years ended December 31, 2025, 2024 and 2023.
The NAIC Risk-Based Capital, or RBC, model law requires every insurer to calculate its total adjusted capital and RBC requirement to ensure insurer solvency. Regulatory guidelines provide for an insurance commissioner to intervene if the insurer experiences financial difficulty, as evidenced by a company's total adjusted capital falling below established relationships to required RBC. The model includes components for asset risk, underwriting risk, credit risk and other factors. The State of Ohio and the State of Florida impose a minimum RBC requirement that is developed by the NAIC. The formulas in the model for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, all of which require specified corrective action. Root Insurance Company and Root Property & Casualty’s capital and surplus exceeded its minimum statutory surplus requirements and authorized control level RBC of $4.8 million and $36.1 million for the year ended December 31, 2025, respectively, and $16.1 million and $3.3 million for the year ended December 31, 2024, respectively. Root Florida, incorporated in 2025, reported capital in excess of its minimum statutory surplus requirements and authorized control level RBC of $10.5 million for the year ended December 31, 2025.
16.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025		2024		2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$288.5	19.2%	$249.3	19.2%	$134.3	17.1%
Georgia	182.0	12.1	159.9	12.3	94.3	12.0
Florida	128.9	8.6	107.4	8.3	16.9	2.2
California	105.6	7.0	49.2	3.8	10.7	1.4
Pennsylvania	86.8	5.8	74.6	5.7	45.2	5.8
Colorado	76.2	5.1	72.8	5.6	53.6	6.8
South Carolina	53.6	3.6	52.6	4.0	34.4	4.4
Arizona	49.1	3.3	50.0	3.8	35.4	4.5
Nevada	39.9	2.6	23.4	1.8	17.8	2.3
Oklahoma	34.5	2.2	28.9	2.2	23.6	3.0
All others states	460.7	30.5	433.0	33.3	316.9	40.5
Total	$1,505.8	100.0%	$1,301.1	100.0%	$783.1	100.0%

z

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Balance Sheets (Parent Company)
	As of December 31,
	2025	2024
	(in millions, except par value)
Assets
Other investments	$4.4	$4.4
Cash and cash equivalents	262.8	230.4
Restricted cash	1.1	1.0
Investments in subsidiaries	225.7	213.7
Other assets	51.5	49.9
Receivable from subsidiaries	70.1	43.0
Total Assets	$615.6	$542.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Long-term debt	$200.3	$200.1
Accounts payable and accrued expenses	13.3	21.2
Other liabilities	5.7	5.4
Total liabilities	219.3	226.7
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, 14.1 shares issued and outstanding at December 31, 2025 and December 31, 2024 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 13.7 and 11.1 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value, 1.8 and 4.0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,922.0	1,887.9
Accumulated other comprehensive income (loss)	3.9	(2.3)
Accumulated loss	(1,641.6)	(1,681.9)
Total stockholders’ equity	284.3	203.7
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$615.6	$542.4

See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Operations and Comprehensive Income (Loss) (Parent Company)
	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Revenue:
Net investment income	$9.0	$17.4	$21.5
Total revenue	9.0	17.4	21.5
Operating expenses:
Sales and marketing	—	0.4	1.5
Other insurance expense	19.8	4.7	17.8
Technology and development	6.2	23.0	17.3
General and administrative	28.1	8.9	23.4
Total operating expenses	54.1	37.0	60.0
Operating loss	(45.1)	(19.6)	(38.5)
Interest expense	21.0	42.2	46.1
Loss on early extinguishment of debt	—	5.4	—
Loss before income tax benefit	(66.1)	(67.2)	(84.6)
Income tax benefit	(11.0)	(12.4)	(1.8)
Net loss before equity net income (loss) of subsidiaries	(55.1)	(54.8)	(82.8)
Net income (loss) of subsidiaries	95.4	85.7	(64.6)
Net income (loss)	40.3	30.9	(147.4)
Other comprehensive income (loss):
Other comprehensive income of subsidiaries	6.2	0.2	3.3
Comprehensive income (loss)	$46.5	$31.1	$(144.1)

See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Schedule II: Condensed Combined Financial Information of Registrant
Statements of Cash Flows (Parent Company)
	For the Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$42.3	$(43.2)	$(89.1)
Cash flows from investing activities:
Capitalization of internally developed software	(14.1)	(11.4)	(9.2)
Purchases of fixed assets	—	(0.4)	(0.2)
Dividends from subsidiaries	123.0	25.0	—
Investment in subsidiaries	(93.5)	(23.3)	(44.8)
Net cash provided by (used in) investing activities	15.4	(10.1)	(54.2)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	0.3	0.1	—
Taxes paid related to net share settlement of equity awards	(25.5)	(15.1)	(1.1)
Payment of preferred stock and related warrants issuance costs	—	(3.0)	(3.0)
Proceeds from issuance of debt and related warrants, net of issuance cost	—	134.4	—
Repayments of long-term debt	—	(237.1)	—
Net cash used in financing activities	(25.2)	(120.7)	(4.1)
Net decrease in cash, cash equivalents and restricted cash	32.5	(174.0)	(147.4)
Cash, cash equivalents and restricted cash at beginning of year	231.4	405.4	552.8
Cash, cash equivalents and restricted cash at end of year	$263.9	$231.4	$405.4

See Notes to Condensed Combined Financial Statements

ROOT, INC. and CARET HOLDINGS, INC.
Notes to Condensed Combined Financial Statements (Parent Company)
1. Business
Caret Holdings, Inc. is a holding company which was formed in 2015. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through mobile apps. We offer auto and renters insurance products. In August 2019 a new holding company, Root, Inc. was formed, which became the parent of Caret Holdings, Inc. and maintains 100% ownership of Caret Holdings, Inc.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Combination—The condensed combined financial statements include the accounts of Root, Inc. and its wholly owned subsidiary, Caret Holdings, Inc., and are prepared in accordance with accounting principles generally accepted in the United States. All intercompany accounts and transactions have been eliminated. These financial statements have been combined in order to present comparative parent company financial statements for 2025, 2024 and 2023 and should be read in conjunction with our consolidated financial statements.
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
Dividends from Subsidiary—Root, Inc. received dividends and return of capital of $123.0 million, zero and zero from Root Insurance Company, dividends and return on capital of $60.0 million, zero and zero from Root Reinsurance Company, Ltd. and dividends and return of capital of zero, $25.0 million and zero from Root Insurance Agency, LLC for the years ended December 31, 2025, 2024 and 2023, respectively.
Statement of Cash Flows—The supplemental disclosures for cash and non-cash flows for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
	(dollars in millions)
Supplemental disclosures:
Interest paid	$20.7	$43.9	$42.5
Federal income taxes paid	—	—	—
State income taxes paid	$0.6	—	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed combined balance sheets that sum to the total of the same such amount in the condensed combined statements of cash flows:

	2025	2024
	(dollars in millions)
Cash and cash equivalents	$262.8	$230.4
Restricted cash	1.1	1.0
Total cash, cash equivalents and restricted cash shown in the condensed combined statements of cash flows	$263.9	$231.4

3. Guarantees
Root, Inc. entered into agreements with the Director of the Ohio Department of Insurance and the Commissioner of the Florida Office of Insurance Regulation (each, a “Regulator”), under which it guarantees that certain of its insurance subsidiaries will maintain the greater of applicable capital and surplus requirements or risk-based capital levels, as well as any additional surplus required by the respective Regulator. These guarantees remain in effect until the applicable Regulator releases Root, Inc. from its obligations in writing.

ROOT, INC. AND SUBSIDIARIES
Schedule V: Valuation and Qualifying Accounts
For the Years Ended December 31, 2025, 2024 and 2023

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
	(dollars in millions)
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$322.3	$34.9	$(0.8)	$—	$356.4
Allowance for premium receivables	$2.8	$12.5	$—	$(11.3)	$4.0
Allowance for reinsurance recoverables	$0.2	$1.6	$—	$—	$1.8

Year Ended December 31, 2024
Valuation allowance for deferred tax assets	$356.4	$—	$—	$(10.5)	$345.9
Allowance for premium receivables	$4.0	$34.1	$—	$(28.3)	$9.8
Allowance for reinsurance recoverables	$1.8	$(0.5)	$—	$(1.2)	$0.1

Year Ended December 31, 2025
Valuation allowance for deferred tax assets	$345.9	$(4.8)	$(1.3)	$—	$339.8
Allowance for premium receivables	$9.8	$36.7	$—	$(37.6)	$8.9
Allowance for reinsurance recoverables	$0.1	$—	$—	$—	$0.1

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered in this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements contained in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our internal controls over financial reporting, which is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Root, Inc.
Opinion on the Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Root, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 25, 2026

Item 9B.  Other Information.
Rule 10b5-1 Trading Arrangements
On December 1, 2025, Jonathan Allison, the Company’s Chief Administrative Officer, modified a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Allison’s 10b5-1 Plan provides for the potential sale of up to 46,477 shares of Class A common stock and terminates no later than March 3, 2027.
On December 9, 2025, Mahtiyar Bonakdarpour, the Company’s President and Chief Technology Officer, entered into a 10b5-1 Plan. Mr. Bonakdarpour’s 10b5-1 Plan provides for the potential sale of up to 84,883 shares of Class A common stock and terminates no later than March 15, 2027.
On December 11, 2025, Douglas Ulman, a member of the Company’s Board of Directors, terminated a 10b5-1 Plan.
On December 12, 2025, Alexander Timm, the Company’s Chairman of the Board and Chief Executive Officer, entered into a 10b5-1 Plan. Mr. Timm’s 10b5-1 Plan provides for the potential sale of up to 181,991 shares of Class A common stock and terminates no later than March 16, 2027.
On December 15, 2025, Megan Binkley, the Company’s Chief Financial Officer, entered into a 10b5-1 Plan. Ms. Binkley’s 10b5-1 Plan provides for the potential sale of up to 22,500 shares of Class A common stock and terminates no later than April 2, 2027.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference in the definitive proxy statement for our Annual Meeting of Stockholders to be held on or about June 3, 2026. The proxy statement is referred to in this report as the 2026 Proxy Statement.
We will provide disclosure of delinquent Section 16(a) reports in the 2026 Proxy Statement in a section entitled “Delinquent Section 16(a) Reports,” and such disclosure is incorporated herein by reference.
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

Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference in the 2026 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference in the 2026 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference in the 2026 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference in the 2026 Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a)Financial Statements and Schedules. See Index to the Consolidated Financial Statements and Schedules on page 87.
(b)Exhibits.

Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39568	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A Common Stock Certificate.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Description of Securities					X

4.3	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.4	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.5	First Amendment to Form of Common Stock Purchase Warrant (Tranche 1), dated October 29, 2024	10-Q	001-39658	4.5	October 30, 2024

10.1#	Root, Inc. 2020 Employee Stock Purchase Plan.	S-8	333-256076	99.2	May 13, 2021

10.2#	First Amendment to 2020 Employee Stock Purchase Plan	10-Q	001-39658	10.1	November 9, 2022

10.3#	Root, Inc. 2020 Equity Incentive Plan.	10-Q	001-39658	10.1	December 2, 2020

10.4#	First Amendment to 2020 Equity Incentive Plan	10-Q	001-39658	10.2	November 9, 2022
10.5#	Root, Inc. Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.1	October 5, 2020
10.6#	First Amendment to 2015 Amended and Restated Equity Incentive Plan	10-Q	001-39658	10.3	November 9, 2022

10.7#	Offer Letter by and between Root, Inc. and Alexander Timm, dated January 4, 2021.	10-K	001-39658	10.16	March 4, 2021

10.8#	First Amendment to Offer Letter by and between Root, Inc. and Alexander Timm, dated February 22, 2022	10-K	001-39658	10.26	February 23, 2022

10.9#	Executive Employment Agreement with Matt Bonakdarpour	10-Q	001-39658	10.2	August 8, 2022

10.10#	Form of Stock Option Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.2	October 5, 2020

10.11#	Form of Notice of Stock Option Exercise and Stock Option Exercise Agreement under the Amended and Restated 2015 Equity Incentive Plan.	10-K	001-39658	10.7	March 4, 2021

10.12#	Form of Root, Inc. 2020 Equity Incentive Plan RSU Award Grant Notice and Award Agreement	10-Q	001-39658	10.2	May 6, 2021

10.13#	Form of Root, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Option Agreement	10-Q	001-39658	10.1	August 12, 2021

10.14#	Form of Director and Officer Indemnity Agreement	10-K	001-39658	10.22	February 23, 2022

10.15#	Form of RSU Agreement under the Amended and Restated 2015 Equity Incentive Plan.	S-1	333-249332	10.4	October 5, 2020

10.16*	Term Loan Agreement, dated as of January 26, 2022, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto	10-Q	001-39658	10.1	May 4, 2022

10.17*	Commercial Agreement, dated as of October 1, 2021	8-K	001-39658	10.1	October 1, 2021

10.18*	First Amendment to Carvana Commercial Agreement, dated as of May 13, 2022	10-Q	001-39658	10.3	August 8, 2022

10.19	Investment Agreement, dated as of August 11, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.1	August 12, 2021

10.20	First Amendment to Investment Agreement, dated as of September 29, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.3	October 1, 2021

10.21	Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated November 25, 2019.	S-1	333-249332	4.2	October 5, 2020

10.22	Amendment to the Fifth Amended and Restated Investors’ Rights Agreement by and among Root, Inc. and certain of its stockholders, dated October 28, 2020	10-K	001-39658	10.5	February 23, 2022

10.23	Registration Rights Agreement, dated January 26, 2022, by and between the Company and the other parties thereto.	8-K	001-39658	10.3	January 27, 2022

10.24#	Executive Employment Agreement with Megan Binkley	8-K	001-39658	10.1	March 1, 2023

10.25#	Executive Retention Agreement between Matt Bonakdarpour and Root, Inc. dated August 9, 2023	8-K	001-39658	10.1	August 11, 2023

10.26#	Performance-Based RSU Award Grant Notice	10-Q	001-39658	10.2	November 1, 2023

10.27#	Root, Inc. Non-Employee Director Compensation Policy adopted October 23, 2023	8-K	001-39658	10.1	October 26, 2023

10.28	First Amendment to Term Loan Agreement, dated September 17, 2024, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto	10-Q	001-39658	10.1	October 30, 2024

10.29*	Second Amendment to Term Loan Agreement, dated October 29, 2024, by and among the Company, Caret Holdings, Inc., as borrower, the loan parties party thereto and Acquiom Agency Services LLC, as the administrative agent for the lenders party thereto	10-Q	001-39658	10.2	October 30, 2024

10.30	Amended and Restated Board Observation Side Letter	10-Q	001-39658	10.3	October 30, 2024

10.31#	Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement (2025 Grant)					X

10.32#	Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement Retirement-Eligible (2025 Grant)					X

10.33#	Executive Employment Agreement with Jon Allison	10-K	001-39658	10.34	February 26, 2025

10.34#	Root, Inc. Non-Employee Director Compensation Policy adopted February 20, 2025	10-Q	001-39658	10.1	May 7, 2025

10.35#	Form of Root, Inc. Non-Employee Director Deferral Form	10-Q	001-39658	10.2	May 7, 2025

10.36#	2025 Short-Term Incentive Plan	10-Q	001-39658	10.3	May 7, 2025

10.37#	Amended and Restated Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement (2024 Grant)	10-Q	001-39658	10.1	August 6, 2025

10.38#	Amended and Restated Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement Retirement-Eligible (2024 Grant)	10-Q	001-39658	10.2	August 6, 2025

10.39#	Policy for the Acceleration of Equity Awards in the Event of Death	10-Q	001-39658	10.3	August 6, 2025

10.40#	Root, Inc. Non-Employee Director Compensation Policy adopted May 1, 2025	10-Q	001-39658	10.4	August 6, 2025

10.41#	Root, Inc. RSU Award Grant Notice (Non-Employee Director Deferral)	10-Q	001-39658	10.1	November 5, 2025

10.42#	Amended and Restated Root, Inc. Non-Employee Director Deferral Form					X

19.1	Amended and Restated Insider Trading Policy	10-K	001-39658	19.1	February 26, 2025

21.1	List of Subsidiaries of Root, Inc.					X

23.1	Consent of Deloitte & Touche LLP.					X

24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Root, Inc. Compensation Recovery Policy	10-K	001-39658	97.1	February 26, 2025

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Item 16.  Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 25, 2026

ROOT, INC.
By:	/s/Alexander Timm
Alexander Timm
Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander Timm, Megan Binkley and Ryan Forish, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexander Timm	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Alexander Timm

/s/ Megan Binkley	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Megan Binkley

/s/ Ryan Forish	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Ryan Forish

/s/ Doug Ulman	Director	February 25, 2026
Doug Ulman

/s/ Jerri DeVard	Director	February 25, 2026
Jerri DeVard

/s/ Larry Hilsheimer	Director	February 25, 2026
Larry Hilsheimer

/s/ Beth Birnbaum	Director	February 25, 2026
Beth Birnbaum

/s/ Nancy Kramer	Director	February 25, 2026
Nancy Kramer

/s/ Julie Szudarek	Director	February 25, 2026
Julie Szudarek

/s/ Donna Dorsey	Director	February 25, 2026
Donna Dorsey