Form 10-Q
period 2026-03-31
Root, Inc.
filed 2026-05-06
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2026, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 14,020,060 and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 1,806,236.

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
•our share repurchase expectations;
•the anticipated benefits of our new term loan;
•our ability to retain existing customers, acquire new customers and expand our customer reach;
•our expectations regarding our future financial performance, including total revenue, gross profit, net income, direct contribution, adjusted EBITDA, net loss and loss adjustment expense, or LAE, ratio, net expense ratio, net combined ratio, gross loss ratio, marketing costs and costs of customer acquisition, gross LAE ratio, gross expense ratio, gross combined ratio, operating expenses, quota share levels, changes in unencumbered cash balances and expansion of our new and renewal premium base;
•our ability to realize profits, acquire customers, retain customers, contract with additional partners to utilize the products, or achieve other benefits from our embedded insurance offering;
•our ability to expand our distribution channels through additional partnership relationships, digital media, independent agents and referrals;
•our ability to maintain, and drive a significant long-term competitive advantage through, our partnership with Carvana Group, LLC, or Carvana, and other partnerships, such as our partnerships with Hyundai Capital America, Toyota and Experian;
•our ability to develop products for embedded insurance and other partners;
•the impact of geopolitical instability, supply chain disruptions, increasing inflation, a potential increase in tariffs or the implementation of new tariffs, a recession and/or disruptions to properly functioning financial and capital markets and interest rates on our business and financial condition;
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
•changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, telematics data and the consent to use telematics data, connected car data, and other sources of data, or relating to taxation, including changes in tax regulations, or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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
•the effect of interest rates on our available cash and our ability to maintain compliance with our new term loan;
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

Part I.  Financial Information
Item 1.  Financial Statements. - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	March 31,	December 31,
	2026	2025
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $455.9 and $383.1 at March 31, 2026 and December 31, 2025, respectively)	$456.3	$387.0
Short-term investments (amortized cost: $10.8 and zero at March 31, 2026 and December 31, 2025, respectively)	10.8	—
Other investments	4.4	4.4
Total investments	471.5	391.4
Cash and cash equivalents	597.2	669.3
Restricted cash and cash equivalents	11.7	20.6
Premiums receivable, net of allowance of $8.6 and $8.9 at March 31, 2026 and December 31, 2025, respectively	350.8	332.8
Reinsurance premiums receivable, net of allowance of zero at March 31, 2026 and December 31, 2025	94.4	96.3
Reinsurance recoverable, net of allowance of $0.1 at March 31, 2026 and December 31, 2025	27.7	33.5
Deferred policy acquisition costs	46.5	44.4
Other assets	85.1	86.2
Total assets	$1,684.9	$1,674.5
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$472.7	$483.6
Unearned premiums	412.4	393.7
Long-term debt	200.3	200.3
Premiums payable	95.1	96.7
Accounts payable and accrued expenses	43.2	74.2
Other liabilities	23.3	29.7
Total liabilities	1,247.0	1,278.2
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at March 31, 2026 and December 31, 2025 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 13.9 and 13.7 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Class B convertible common stock, $0.0001 par value, 269.0 shares authorized, 1.8 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,931.2	1,922.0
Accumulated other comprehensive income	0.4	3.9
Accumulated loss	(1,605.7)	(1,641.6)
Total stockholders’ equity	325.9	284.3
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,684.9	$1,674.5
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Revenues:
Net premiums earned	$363.7	$321.3
Net investment income	8.7	8.7
Net realized gains on investments	0.1	—
Fee income	20.3	18.7
Other income	0.7	0.7
Total revenues	393.5	349.4
Operating expenses:
Loss and loss adjustment expenses	226.2	205.6
Sales and marketing	27.3	51.5
Other insurance expense	59.4	36.7
Technology and development	15.2	11.4
General and administrative	24.5	20.5
Total operating expenses	352.6	325.7
Operating income	40.9	23.7
Interest expense	4.8	5.3
Income before income tax expense	36.1	18.4
Income tax expense	0.2	—
Net income	35.9	18.4
Net income attributable to participating securities	1.7	0.9
Net income attributable to common shareholders	34.2	17.5
Other comprehensive (loss) income:
Net income	35.9	18.4
Changes in net unrealized (losses) gains on investments	(3.5)	3.0
Comprehensive income	$32.4	$21.4
Earnings per common share: (both Class A and B)
Basic	$2.19	$1.15
Diluted	$2.09	$1.07
Weighted-average common shares outstanding: (both Class A and B)
Basic	15.6	15.2
Diluted	17.2	17.2

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—January 1, 2026	14.1	$112.0	13.7	1.8	$—	$1,922.0	$3.9	$(1,641.6)	$284.3
Net income	—	—	—	—	—	—	—	35.9	35.9
Other comprehensive loss	—	—	—	—	—	—	(3.5)	—	(3.5)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	(3.7)	—	—	(3.7)
Common stock—share-based compensation expense	—	—	—	—	—	11.0	—	—	11.0
Warrant compensation expense	—	—	—	—	—	1.9	—	—	1.9
Balance—March 31, 2026	14.1	$112.0	13.9	1.8	$—	$1,931.2	$0.4	$(1,605.7)	$325.9

Balance—January 1, 2025	14.1	$112.0	11.1	4.0	$—	$1,887.9	$(2.3)	$(1,681.9)	$203.7
Net income	—	—	—	—	—	—	—	18.4	18.4
Other comprehensive income	—	—	—	—	—	—	3.0	—	3.0
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	(2.8)	—	—	(2.8)
Common stock—share-based compensation expense	—	—	—	—	—	6.4	—	—	6.4
Balance—March 31, 2025	14.1	$112.0	11.2	4.0	$—	$1,891.5	$0.7	$(1,663.5)	$228.7
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$35.9	$18.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	11.0	6.4
Warrant compensation expense	1.9	—
Depreciation and amortization	3.1	2.0
Bad debt expense	9.8	9.0
Net realized gains on investments	(0.1)	—
Changes in operating assets and liabilities:
Premiums receivable	(27.8)	(64.3)
Reinsurance premiums receivable	1.9	(12.5)
Reinsurance recoverable	5.8	5.2
Deferred policy acquisition costs	(2.1)	(7.0)
Other assets	1.1	5.0
Losses and loss adjustment expenses reserves	(10.9)	5.3
Unearned premiums	18.7	66.4
Premiums payable	(1.6)	12.3
Accounts payable and accrued expenses	(31.0)	(18.0)
Other liabilities	(6.4)	(1.4)
Net cash provided by operating activities	9.3	26.8
Cash flows from investing activities:
Purchases of investments	(100.1)	(27.9)
Proceeds from maturities, calls and pay downs of investments	12.3	16.0
Sales of investments	4.7	0.1
Capitalization of internally developed software	(3.5)	(2.0)
Net cash used in investing activities	(86.6)	(13.8)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	—	0.3
Taxes paid related to net share settlement of equity awards	(3.7)	(3.1)
Net cash used in financing activities	(3.7)	(2.8)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(81.0)	10.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	689.9	600.3
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$608.9	$610.5

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company, Root Property & Casualty Insurance Company, or Root Property & Casualty, and Root Select Insurance Company, all Ohio-domiciled insurance companies, Root Florida Insurance Company, or Root Florida, a Florida-domiciled insurance company, and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us,” or “our.”
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
2.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—In our opinion, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements are unaudited and, accordingly, should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 25, 2026.
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
There have been no material changes to the legal matter previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Segment Information—We are a technology company that provides direct-to-consumer insurance products to customers. We operate as a single reporting segment that is managed on a consolidated basis. Our Chief Executive Officer is our chief operating decision maker, or CODM. The primary measure the CODM utilizes to manage operations, monitor budget versus actual results, and evaluate financial performance is net income as reported on the condensed consolidated statements of operations and comprehensive income. This information is regularly provided to the CODM.
The CODM allocates resources based on consolidated expense and forecasted expense information. Significant expenses, which are presented on the condensed consolidated statements of operations and comprehensive income, include loss and LAE, sales and marketing, other insurance expense and technology and development. Other segment items include expenses that our CODM does not evaluate for purposes of making operating decisions.

These items include general and administrative, interest expense, and income tax expense, which can all be found on the condensed consolidated statements of operations and comprehensive income. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents—The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	March 31,	December 31,
	2026	2025
	(dollars in millions)
Cash and cash equivalents	$597.2	$669.3
Restricted cash and cash equivalents	11.7	20.6
Total cash, cash equivalents, restricted cash, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$608.9	$689.9
Premiums Payable and Reinsurance Premiums Receivable—We have a fronting arrangement with an unaffiliated Texas county mutual insurance company, or the fronting carrier. We route all of our new auto policies in Texas through the fronting carrier whereby we assume 100% of the related premium and losses on those policies. The fronting arrangement allows us to have greater rating and underwriting flexibility. Premiums assumed are deferred and earned pro rata over the policy period. Unearned premium is established to cover the unexpired portion of premiums assumed. Premiums payable are amounts owed to the fronting carrier. Reinsurance premiums receivable are the amounts owed to us from the fronting carrier for reinsurance premiums.
Deferred Policy Acquisition Costs—We amortized deferred policy acquisition costs of $29.3 million and $11.4 million for the three months ended March 31, 2026 and 2025, respectively.
Performance-Based Restricted Stock Units—In the first quarter of 2026, we granted 0.4 million performance-based restricted stock units to our executive officers and certain key employees as part of our equity compensation plan. The actual number of performance-based restricted stock units can vary from zero to 200% of the target depending on goal achievement relative to a gross accident period loss ratio and policies in force goal matrix. The overall performance period begins on January 1, 2026 and ends on December 31, 2028 and is divided into three sub-performance periods, each beginning on January 1, 2026 and ending on December 31, 2026, 2027, and 2028, respectively. These overlapping sub-performance periods are one, two, and three years in duration. Expense for each sub-performance period is recognized ratably over the requisite service period. Awards earned in any sub-performance period vest on the Compensation Committee Certification date, which is expected to be in the first quarter of the subsequent year.
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
Reclassification—Certain prior-year amounts have been reclassified to conform with the current year presentation. These reclassifications did not have a material impact on the condensed consolidated financial statements and notes to condensed consolidated financial statements. The reclassifications within the condensed consolidated balance sheets include the presentation of “Prepaid reinsurance premiums” within “Other assets” and “Reinsurance premiums payable” within “Other liabilities.” Additionally, “Reinsurance recoverable and receivable” was disaggregated to “Reinsurance recoverable” and “Reinsurance premiums receivable,” respectively. “Deferred policy acquisition costs” were disaggregated from “Other assets” and “Premiums payable” was disaggregated from “Other liabilities” to separate captions.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$58.7	$—	$0.4	$(0.1)	$59.0
Municipal securities	22.3	—	0.1	(0.1)	22.3
Corporate debt securities	200.1	—	1.0	(1.0)	200.1
Asset-backed securities	174.8	—	0.8	(0.7)	174.9
Total fixed maturities	455.9	—	2.3	(1.9)	456.3
Short-term investments	10.8	—	—	—	10.8
Total	$466.7	$—	$2.3	$(1.9)	$467.1

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$48.4	$—	$0.8	$—	$49.2
Municipal securities	23.0	—	0.3	(0.1)	23.2
Corporate debt securities	157.3	—	1.9	(0.2)	159.0
Asset-backed securities	154.4	—	1.5	(0.3)	155.6
Total fixed maturities	$383.1	$—	$4.5	$(0.6)	$387.0
Management reviewed the available-for-sale fixed maturity securities and short-term investments at each balance sheet date to consider whether it was necessary to recognize a credit loss as of March 31, 2026 and December 31, 2025. We do not intend to sell the securities, and it is not more likely than not that we will be required to sell the securities before recovery. Management concluded that the unrealized losses on the available-for-sale fixed maturity securities and short-term investments were due to non-credit related factors and, therefore, there was no allowance for credit loss as of March 31, 2026 and December 31, 2025.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$23.5	$(0.1)	$0.8	$—	$24.3	$(0.1)
Municipal securities	5.9	—	5.8	(0.1)	11.7	(0.1)
Corporate debt securities	108.6	(0.8)	6.8	(0.2)	115.4	(1.0)
Asset-backed securities	68.2	(0.5)	4.3	(0.2)	72.5	(0.7)
Total fixed maturities	206.2	(1.4)	17.7	(0.5)	223.9	(1.9)
Short-term investments	10.8	—	—	—	10.8	—
Total	$217.0	$(1.4)	$17.7	$(0.5)	$234.7	$(1.9)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
United States Treasury securities	$2.0	$—	$0.7	$—	$2.7	$—
Municipal securities	—	—	6.5	(0.1)	6.5	(0.1)
Corporate debt securities	21.5	—	7.4	(0.2)	28.9	(0.2)
Asset backed securities	20.3	(0.1)	5.9	(0.2)	26.2	(0.3)
Total fixed maturities	$43.8	$(0.1)	$20.5	$(0.5)	$64.3	$(0.6)

Other Investments
As of March 31, 2026 and December 31, 2025, other investments related to our private equity investments were $4.4 million. There were no realized or unrealized gains or losses or impairment losses recognized on private equity investments for the three months ended March 31, 2026 and 2025.
The following table reflects the gross and net realized gains and losses on short-term investments and available-for-sale fixed maturities that have been included in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Realized gains on investments	$0.1	$—
Realized losses on investments	—	—
Net realized gains on investments	$0.1	$—

The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at March 31, 2026:

	March 31, 2026
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$49.6	$49.6
Due after one year through five years	293.3	294.1
Due five years through 10 years	54.2	54.1
Due after 10 years	69.6	69.3
Total	$466.7	$467.1
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following table sets forth the components of net investment income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Interest on fixed maturities and short-term investments	$4.7	$3.4
Interest on cash, cash equivalents, restricted cash, and restricted cash equivalents	5.3	6.0
Total	10.0	9.4
Investment expense	(1.3)	(0.7)
Net investment income	$8.7	$8.7

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$99.2	$99.1	21.2%
AA+, AA, AA-	201.8	202.3	43.3
A+, A, A-	136.7	136.7	29.3
BBB+, BBB, BBB-	29.0	29.0	6.2
Total	$466.7	$467.1	100.0%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$81.5	$82.1	21.2%
AA+, AA, AA-	171.4	173.3	44.8
A+, A, A-	107.7	108.8	28.1
BBB+, BBB, BBB-	22.5	22.8	5.9
Total	$383.1	$387.0	100.0%
Pursuant to certain regulatory requirements, we are required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in available-for-sale fixed maturity securities on the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, these required deposits had an amortized cost of $15.8 million and $15.7 million, respectively, and fair value of $15.9 million. We maintain restricted cash equivalents and certain investments in a trust to meet collateral requirements with the fronting carrier. As of March 31, 2026 and December 31, 2025, we held investments in the trust of $85.4 million and $77.0 million, respectively. There are withdrawal and other restrictions on these deposits. Ultimately, when unearned premiums run off and loss reserves are paid under this program, any remaining trust balances will be released and available for general use.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
United States Treasury securities and agencies	$56.2	$2.8	$—	$59.0
Municipal securities	—	22.3	—	22.3
Corporate debt securities	—	200.1	—	200.1
Asset-backed securities	—	174.9	—	174.9
Total fixed maturities	56.2	400.1	—	456.3
Short-term investments	10.8	—	—	10.8
Cash equivalents	331.8	—	—	331.8
Restricted cash equivalents	10.1	—	—	10.1
Total assets at fair value	$408.9	$400.1	$—	$809.0

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
United States Treasury securities and agencies	$46.7	$2.5	$—	$49.2
Municipal securities	—	23.2	—	23.2
Corporate debt securities	—	159.0	—	159.0
Asset-backed securities	—	155.6	—	155.6
Total fixed maturities	46.7	340.3	—	387.0
Cash equivalents	369.0	—	—	369.0
Restricted cash equivalents	19.0	—	—	19.0
Total assets at fair value	$434.7	$340.3	$—	$775.0
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of March 31, 2026 and December 31, 2025, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of March 31, 2026	Estimated Fair Value as of March 31, 2026	Carrying Amount as of December 31, 2025	Estimated Fair Value as of December 31, 2025
	(dollars in millions)
Long-term debt	$200.3	$204.1	$200.3	$204.1
The carrying amounts of other short-term financial instruments approximates their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Gross loss and LAE reserves, January 1	$483.6	$413.2
Reinsurance recoverable on unpaid losses	(25.4)	(48.0)
Net loss and LAE reserves, January 1	458.2	365.2
Net incurred loss and LAE related to:
Current year	244.7	218.7
Prior years	(18.5)	(13.1)
Total incurred	226.2	205.6
Net paid loss and LAE related to:
Current year	79.7	69.6
Prior years	152.4	123.8
Total paid	232.1	193.4
Net loss and LAE reserves, March 31	452.3	377.4
Plus reinsurance recoverable on unpaid losses	20.4	41.1
Gross loss and LAE reserves, March 31	$472.7	$418.5
Incurred losses and LAE attributable to prior accident years was a decrease of $18.5 million and $13.1 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2025 on both liability and physical damage coverages and the identification of additional subrogation opportunities resulting from model improvements. For the three months ended March 31, 2025, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2024 on both liability and physical damage coverages.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive income for reinsurance for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Premiums written:
Direct	$322.4	$337.7
Assumed	66.6	73.1
Ceded	(5.6)	(18.8)
Net premiums written	$383.4	$392.0
Premiums earned:
Direct	$302.5	$282.0
Assumed	67.8	62.4
Ceded	(6.6)	(23.1)
Net premiums earned	$363.7	$321.3
Losses and LAE incurred:
Direct	$180.4	$170.5
Assumed	47.7	45.5
Ceded	(1.9)	(10.4)
Net losses and LAE incurred	$226.2	$205.6
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.
7.LONG-TERM DEBT
In October 2024, we entered into a $200.0 million five-year term loan, or Amended Term Loan, with the principal amount due and payable upon maturity on October 29, 2030. Interest is payable quarterly and determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00% based upon the debt-to-capital ratio payable quarterly. The Amended Term Loan can be repaid at any time through the maturity date as long as we provide at least three business days written notice and a prepayment premium of 1.00% applicable between October 29, 2025 to October 25, 2026, and no prepayment premium thereafter. The Amended Term Loan is secured by the assets of Root, Inc. and those of our wholly-owned subsidiary loan parties. In addition, we have pledged 100% of the capital stock of our subsidiaries.
The following summarizes the carrying value of long-term debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(dollars in millions)
Principal balance	$200.0	$200.0
Accrued interest payable	3.2	3.3
Unamortized discount and debt issuance costs	(2.9)	(3.0)
Total	$200.3	$200.3
In May 2026, we prepaid the Amended Term Loan in full and entered into a new senior secured term loan. For additional information refer to Note 13, “Subsequent Events.”

8.INCOME TAXES
The consolidated effective tax rate was 0.6% and zero for the three months ended March 31, 2026 and 2025. The difference between these rates and the U.S. federal income tax rate of 21.0% was primarily due to state income tax expense and a full valuation allowance on our U.S. deferred tax assets.
As of March 31, 2026, we maintained a full valuation allowance against our deferred tax assets. We expect to maintain a full valuation allowance until it becomes more likely than not that the deferred tax asset will be realized.
As of March 31, 2026 and December 31, 2025, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.
9.SHARE-BASED COMPENSATION
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants,” with the opportunity to purchase a maximum of 7.2 million shares of Class A common stock. The short-term warrants expired unexercised on September 1, 2025, at which point the long-term warrants became probable of vesting; the long-term warrants have an expiration date of September 1, 2027.
We recognized compensation expense considering the probability of and progress toward achieving the long-term warrant policy origination milestones. For the three months ended March 31, 2026 and 2025, we recognized compensation expense of $1.9 million and zero, respectively. Warrant compensation expense is recorded in other insurance expense in the condensed consolidated statements of operations and comprehensive income. All of these warrants are out-of-the-money and, therefore, have no intrinsic value as of March 31, 2026.
Based on the probability of achieving certain policy origination milestones, unrecognized compensation cost is approximately $5.9 million as of March 31, 2026. The weighted-average remaining compensation costs are expected to be recognized over a period of 1.50 years.
The following table provides the maximum remaining unrecognized compensation costs as of March 31, 2026, and other key terms of the warrants:

Warrants	Exercise Price	Shares Issued (in millions)	Unrecognized Compensation Costs (in millions)	Vesting Condition
Long-Term
Tranche 1	$180.00	1.4	$—	100,000 policy originations
Tranche 2	$225.00	1.5	—	200,000 policy originations
Tranche 3	$270.00	1.5	5.9	300,000 policy originations
Tranche 4	$405.00	1.5	2.4	400,000 policy originations
Tranche 5	$540.00	1.3	1.0	500,000 policy originations
Total Long-Term		7.2	$9.3
Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, service-based restricted stock units, performance-based restricted stock units, market-based restricted stock units, and incentive and nonqualified stock options) to our officers, directors, employees, and certain advisors. As of March 31, 2026, we had 1.3 million common shares available for issuance under the Plan.

The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$1.2	$0.6
Sales and marketing	0.3	0.2
Other insurance expense	0.4	0.3
Technology and development	2.2	1.3
General and administrative	6.9	4.0
Total share-based compensation expense	$11.0	$6.4
The unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units and unvested stock options as of March 31, 2026 is as follows:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units	Unvested Stock Options
	(dollars in millions)
Unrecognized compensation costs	$33.3	$39.0	$0.2	$0.1
Remaining weighted-average period cost is expected to be recognized (in years)	1.68	2.55	1.25	0.25
Restricted Stock Units
A summary of restricted stock units activity for the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in millions, except per share amounts)
Unvested at January 1, 2026	0.6	$47.81	0.4	$93.78	0.3	$5.43
Granted	0.4	44.87	0.4	44.33	—	—
Change due to performance criteria achievement	—	—	0.1	75.55	—	—
Vested	—	42.40	(0.1)	86.67	—	—
Forfeited, expired or canceled	—	82.34	—	—	—	—
Unvested at March 31, 2026	1.0	$46.47	0.8	$66.52	0.3	$5.43

Additional information pertaining to restricted stock units for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Service-based restricted stock units:
Total grant date fair value of awards granted	$20.1	$0.8
Total grant date fair value of awards vested	1.8	2.2
Total intrinsic value of awards vested	2.5	8.7

Performance-based restricted stock units:
Total grant date fair value of awards granted	$18.1	$—
Total grant date fair value of awards vested	10.8	—
Total intrinsic value of awards vested	7.7	—
Stock Options
A summary of option activity for the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2026	0.1	$34.80	2.28	$5.1
Granted	—	—
Exercised	—	0.65		1.5
Forfeited, expired or canceled	—	—
Outstanding and exercisable at March 31, 2026	0.1	$50.66	2.60	$1.2
10.OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the changes in our accumulated other comprehensive income (loss), or AOCI, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Beginning balance	$3.9	$(2.3)
Other comprehensive (loss) income before reclassifications	(3.6)	3.0
Net realized gains on investments reclassified from AOCI to net income	0.1	—
Other comprehensive (loss) income	(3.5)	3.0
Ending balance	$0.4	$0.7

11.EARNINGS PER SHARE
The following table displays the computation of basic and diluted earnings per share, or EPS, for both Class A and Class B common stock for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Numerator:
Net income	$35.9	$18.4
Less: Undistributed income allocated to participating securities	1.7	0.9
Net income attributable to common shareholders	34.2	17.5
Denominator:
Weighted-average common shares outstanding: basic (both Class A and B)	15.6	15.2
Effect of dilutive securities:
Redeemable convertible preferred stock	0.8	0.8
Service-based restricted stock units	0.3	0.8
Market-based restricted stock units	0.3	0.3
Performance-based restricted stock units	0.1	—
Stock options	0.1	0.1
Weighted-average common shares outstanding: diluted (both Class A and B)	17.2	17.2
Earnings per common share (both Class A and B):
Basic	$2.19	$1.15
Diluted	$2.09	$1.07
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Service-based restricted stock units	0.2	—
Warrants to purchase common stock	7.5	7.5
Total	7.7	7.5

12.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$67.9	17.5%	$75.1	18.3%
Georgia	46.4	11.9	46.5	11.3
Florida	39.6	10.2	31.1	7.6
California	35.0	9.0	25.7	6.3
Pennsylvania	21.3	5.5	23.7	5.8
Colorado	17.6	4.5	21.9	5.3
South Carolina	14.0	3.6	17.8	4.3
Arizona	12.0	3.1	13.6	3.3
Nevada	12.0	3.1	12.2	3.0
Oklahoma	8.8	2.3	10.0	2.4
All others states	114.4	29.3	133.2	32.4
Total	$389.0	100.0%	$410.8	100.0%

13.SUBSEQUENT EVENTS
In May 2026, we prepaid all of the outstanding principal balance of the Amended Term Loan with borrowings under a new senior secured term loan described below. The prepayment will result in a loss on extinguishment of debt of $4.8 million, primarily related to accelerated amortization of debt discount and issuance costs and a prepayment premium.
In May 2026, we obtained a $200.0 million senior secured term loan that matures in May 2029. We expect to incur approximately $2.8 million of debt discount and issuance costs related to the new term loan, most of which will be capitalized and amortized over the life of the new term loan. The new term loan requires principal payments equal to approximately 1.0% of the original principal amount in each of the first two years following the closing date and 5.0% in the third year, with the unpaid balance due at maturity. Interest is variable and calculated between SOFR plus 3.0% and SOFR plus 3.75%, based upon the debt-to-capital ratio payable quarterly in cash.
In May 2026, we announced that our board of directors approved a share repurchase authorization of up to $75.0 million of Class A common stock, or Repurchase Program. We may utilize various methods to effect repurchases, which could include open market purchases, privately negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including pursuant to trading plans adopted under Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not have a set expiration date and may be modified, suspended, or discontinued at any time at the discretion of our board of directors. The timing and amount of any repurchases under the Repurchase Program will depend upon several factors, including market and business factors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 25, 2026, or the 2025 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in the 2025 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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

As a full-stack insurance company, we currently employ a “capital-efficient” model, which utilizes a variety of reinsurance structures. These include excess of loss and quota share reinsurance. Excess of loss provides us with volatility protection against a portion of large individual losses or an aggregation of losses from catastrophes. Quota share provides, among other advantages, regulatory surplus relief for growing companies. We primarily utilize reinsurance to mitigate the impact of large losses or tail events. We continuously evaluate our utilization of third-party reinsurance in order to operate a capital-efficient business model. As our gross loss ratios have stabilized, we strategically reduced the utilization of external quota share to balance the cost of reinsurance with capital-efficiency. Over the long term, we expect to maintain the flexibility to modify our reinsurance program.
Recent Developments Affecting Comparability
General Macroeconomic Factors
Changing global economic conditions have led to inflationary pressures, supply chain disruptions, changes in interest rates and volatility in equity markets. In addition, economic uncertainty has risen as a result of geopolitical instability and changes in tariff policy. There remains uncertainty around the future of inflation. Elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio, increase nonpayment cancellations or have other adverse effects, including variability in the competitive environment. We have also seen an increase in vehicle repair and medical costs, which are affected by inflation. These cost increases have resulted in greater claims severity. We continue to file in multiple states to establish rates that more closely follow the evolving loss cost trends. Fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital.
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

	Three Months Ended March 31,
	2026	2025
	(dollars in millions, except premiums per policy)
Policies in force	495,429	453,800
Premiums per policy	$1,506	$1,614
Premiums in force	$1,492.2	$1,464.9
Gross premiums written	$389.0	$410.8
Gross premiums earned	$370.3	$344.4
Gross profit	$107.9	$107.1
Net income	$35.9	$18.4
Direct contribution	$140.5	$127.1
Adjusted EBITDA	$56.8	$31.9
Net loss and LAE ratio	62.2%	64.0%
Net expense ratio	29.2%	31.6%
Net combined ratio	91.4%	95.6%
Gross loss ratio	54.5%	56.1%
Gross LAE ratio	7.1%	6.7%
Gross expense ratio	29.1%	31.2%
Gross combined ratio	90.7%	94.0%
Gross accident period loss ratio	58.8%	54.5%
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
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit excluding net investment income, net realized gains on investments, acquisition expenses which include report costs and commission expenses related to our partnership channel, and fixed expenses, which include certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, or Integrated Platform, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses. Further impacts related to reinsurance are excluded, and these consist of ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures profitability of our total policy portfolio prior to the impact of reinsurance.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net income excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, warrant compensation expense, restructuring charges, legal fees and other items that do not reflect our ongoing operating performance. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of net income to adjusted EBITDA.
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

Other Insurance Expense
Other insurance expense includes expenses primarily related to insurance and underwriting operations of the business and is comprised of acquisition, variable and fixed expenses. We view report costs and commission expenses related to our partnership channel as acquisition costs. We view premium taxes, credit card and policy processing expenses and premium write-offs as variable expenses. We view insurance license expenses, certain warrant compensation expenses related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, low-income housing tax credits which offset certain state premium taxes, Personnel Costs and Overhead related to actuarial and certain data science activities as fixed expenses.
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
Non-Operating Expenses
Our non-operating expenses consist of interest expense and income tax expense and are included below operating expenses.
Interest Expense
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$363.7	$321.3	$42.4	13.2%
Net investment income	8.7	8.7	—	—%
Net realized gains on investments	0.1	—	0.1	100.0%
Fee income	20.3	18.7	1.6	8.6%
Other income	0.7	0.7	—	—%
Total revenues	393.5	349.4	44.1	12.6%
Operating expenses:
Loss and loss adjustment expenses	226.2	205.6	20.6	10.0%
Sales and marketing	27.3	51.5	(24.2)	(47.0)%
Other insurance expense	59.4	36.7	22.7	61.9%
Technology and development	15.2	11.4	3.8	33.3%
General and administrative	24.5	20.5	4.0	19.5%
Total operating expenses	352.6	325.7	26.9	8.3%
Operating income	40.9	23.7	17.2	72.6%
Interest expense	4.8	5.3	(0.5)	(9.4)%
Income before income tax expense	36.1	18.4	17.7	96.2%
Income tax expense	0.2	—	0.2	100.0%
Net income	35.9	18.4	17.5	95.1%
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(3.5)	3.0	(6.5)	(216.7)%
Comprehensive income	$32.4	$21.4	$11.0	51.4%
Revenue
Net Premiums Earned
Net premiums earned increased primarily due to an increase in policies in force as a result of continued growth in our partnership channel and reduced cessions of gross premiums earned to reinsurers between periods, partially offset by a decrease in premiums per policy resulting from a shift in customer and state mix.
During the three months ended March 31, 2026 and 2025, we ceded approximately 1.8% and 6.7% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in millions)
Gross premiums written	$389.0	$410.8	$(21.8)	(5.3)%
Ceded premiums written	(5.6)	(18.8)	13.2	(70.2)%
Net premiums written	383.4	392.0	(8.6)	(2.2)%

Gross premiums earned	370.3	344.4	25.9	7.5%
Ceded premiums earned	(6.6)	(23.1)	16.5	(71.4)%
Net premiums earned	$363.7	$321.3	$42.4	13.2%
Gross premiums written decreased for the three months ended March 31, 2026 primarily due to a decline in new writings in our direct channel as a result of lower direct performance marketing spend. This was primarily driven by slower growth during the tax refund season in the current year, compared to the prior year, which benefited from a pull-forward of demand driven by concerns around tariff policy. This was partially offset by continued growth in new writings in our partnership channel compared to the same period in 2025. The increase in gross premiums earned was primarily due to greater policies in force compared to the same period in 2025.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance for the three months ended March 31, 2026 compared to the same period in 2025. This volume-driven increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower than expected reported activity and the identification of additional subrogation opportunities resulting from model improvements.
Gross accident period loss ratio increased to 58.8% for the three months ended March 31, 2026, from 54.5% for the same period in 2025. The change in the ratio was driven by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs and a shift in channel mix. This was partially offset by business tenure mix and favorable weather-related losses. We observed a mid-single digit increase in accident period severity per claim and a low-single-digit increase in claim frequency for the three months ended March 31, 2026 compared to the same period in 2025 across our bodily injury, collision, and property damage coverages.
Sales and Marketing
Sales and marketing expense decreased due to lower acquisition expense driven by a $24.8 million decrease in direct performance marketing spend. This reduction reflects a continued disciplined deployment of spend to optimize efficiency, while maintaining returns in line with our estimated targets. It was also influenced by slower new writing growth during the tax refund season in the current year, compared to the prior year, which benefited from a pull-forward of demand driven by concerns around tariff policy

Other Insurance Expense
Other insurance expense increased primarily due to an increase in our acquisition expenses. This was driven by $8.9 million greater commissions paid, increased amortization of deferred policy acquisition costs of $2.5 million, and a $2.2 million increase in partnership expenses related to the continued growth in our partnership channel, including the build-out and appointment of independent agents. We also experienced a $4.6 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance. Fixed expenses increased primarily due to a $1.9 million increase in Carvana warrant expense related to our outstanding warrant structure with Carvana. Variable expenses increased primarily due to a $0.9 million increase in premium write-offs as a result of growth in earned premium.
Technology and Development
Technology and development expense increased primarily due to a $3.5 million increase in Personnel Costs, driven by increased headcount which reflects a continued investment in our product delivery teams and technology.
General and Administrative
General and administrative expense increased primarily due to a $3.6 million increase in Personnel Costs mainly driven by share-based compensation expenses relating performance-based restricted stock units and service-based restricted stock units under our equity incentive plan.
Other Comprehensive Income
Changes in Net Unrealized (Losses) Gains on Investments
Changes in net unrealized (losses) gains on investments decreased primarily due to an increase in market interest rates and widening credit spreads during the quarter as a result of geopolitical instability, which negatively impacted the fair value of fixed maturity securities.

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
The following table provides a reconciliation of total revenue to direct contribution for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Total revenue	$393.5	$349.4
Loss and loss adjustment expenses	(226.2)	(205.6)
Other insurance expense	(59.4)	(36.7)
Gross profit	107.9	107.1
Net investment income	(8.7)	(8.7)
Net realized gains on investments	(0.1)	—
Adjustments from other insurance expense(1)	38.5	22.2
Ceded premiums earned	6.6	23.1
Ceded loss and loss adjustment expenses	(1.9)	(10.4)
Net ceding commission and other(2)	(1.8)	(6.2)
Direct contribution	$140.5	$127.1
______________
(1) Adjustments from other insurance expense consists of acquisition expenses, including report costs and commission expenses related to our partnership channel of $32.7 million and $19.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Adjustments from other insurance expense also consists of fixed expenses, including warrant compensation expense related to policies originating through the Integrated Platform, Personnel Costs, Overhead, licenses, professional fees and other of $5.8 million and $2.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Net income	$35.9	$18.4
Adjustments:
Interest expense	4.6	5.1
Income tax expense	0.2	—
Depreciation and amortization	3.1	2.0
Share-based compensation	11.0	6.4
Warrant compensation expense	1.9	—
Other	0.1	—
Adjusted EBITDA	$56.8	$31.9
Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through sales of insurance policies and the net proceeds we have received from our issuance of stock and debt. Cash generated from operations is highly dependent on being able to efficiently acquire and maintain customers while pricing our insurance products appropriately. We also receive cash dividends from our insurance subsidiaries, whose ability to declare and issue dividends is subject to regulatory restrictions and approval. We are continuously evaluating alternatives for efficiently funding our ongoing operations and reducing our cost of capital. We expect, from time to time, to engage in a variety of financing transactions for such purposes, including the issuance and repurchase of stock, and the issuance, refinancing, repayment, prepayment, redemption, retirement, or other modification or management of our debt.
Certain events may impact our liquidity, such as global economic conditions, geopolitical instability, and changes in tariff policy resulting in inflationary pressures, supply chain disruptions, changes in interest rates, changes in equity markets and our utilization of reinsurance. There remains uncertainty around the future of inflation; elevated levels of inflation for an extended period could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. Conditions in the capital and credit markets, including instability and uncertainty, as well as broader economic factors can also influence the returns, liquidity, valuation, and types of our investments. Additionally, fluctuations in interest rates could impact our cost of capital and may limit our ability to raise additional capital. We utilize reinsurance arrangements to mitigate the impact of large losses or catastrophic events.
Over time, our strategy continues to evolve and we may choose to amend, commute, and/or non-renew certain third-party reinsurance agreements, which may result in us retaining more or less of our business in the future. To the extent we retain a larger share of our book of business, our capital requirements may increase.
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by three of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies, and Root Florida Insurance Company, a Florida-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and the State of Florida. Our domestic insurance subsidiaries are not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director. During the three months ended March 31, 2026, the Ohio Department of Insurance approved Root Insurance Company to distribute one extraordinary dividend. As a result, over that period, $5.0 million was distributed to Caret Holdings, Inc., its parent company.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of March 31, 2026, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under Cayman Islands Monetary Authority, or CIMA. At March 31, 2026, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio up to 15:1, which we maintained as of March 31, 2026. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are assumed insurance premiums, net investment income and capital contributions from the holding company. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must notify CIMA before it can pay any dividend to the holding company. During the three months ended March 31, 2026, Root Re paid a dividend of $8.0 million to Caret Holdings, Inc.
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
In May 2026, we prepaid the Amended Term Loan in full. We entered into a senior secured term loan with a principal balance of $200.0 million and a maturity date of May 2029. The senior secured term loan requires principal payments equal to 1.0% of the original principal amount in each of the first two years following the closing date and 5.0% in the third year, with the unpaid balance due at maturity. Interest is variable and calculated between SOFR plus 3.0% and SOFR plus 3.75%, based upon the debt-to-capital ratio payable quarterly in cash.
Share Repurchases
In May 2026, we announced that our board of directors approved a share repurchase authorization of up to $75.0 million of Class A common stock. We may utilize various methods to effect repurchases, which could include open market purchases, privately negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including pursuant to trading plans adopted under Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not have a set expiration date and may be modified, suspended, or discontinued at any time at the discretion of our board of directors. The timing and amount of any repurchases under the Repurchase Program will depend upon several factors, including market and business factors.
Liquidity
As of March 31, 2026, we had $597.2 million in cash and cash equivalents, of which $311.6 million was held outside of regulated insurance entities. We also had $467.1 million in marketable securities.
Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our marketable securities primarily consist of United States Treasury and agency securities, municipal securities, corporate debt securities, and asset-backed securities.

We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations will be sufficient to support short-term working capital and capital expenditure requirements for at least the next 12 months and for the foreseeable future thereafter. This belief is based on management’s current assumptions and is subject to changes in market or regulatory conditions affecting the insurance industry, and other general economic, financial, competitive, and other factors that are beyond our control.
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
Through March 31, 2026, our debt covenants required cash and cash equivalents held in entities other than our insurance subsidiaries to be at least $50.0 million. Upon execution of the senior secured term loan, we will be required to maintain cash and cash equivalents with the lender equal to 25% of the outstanding principal balance of the senior secured term loan.
Through prudent deployment of capital we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities	$9.3	$26.8
Net cash used in investing activities	(86.6)	(13.8)
Net cash used in financing activities	(3.7)	(2.8)
Net cash provided by operating activities for the three months ended March 31, 2026 was $9.3 million compared to $26.8 million for the three months ended March 31, 2025. The decrease in cash provided by operating activities was due to changes in premiums not yet earned and loss and LAE reserves due to greater growth in policies in force in the three months ended March 31, 2025, compared to the same period in 2026. This was partially offset by the timing of premium receipts and higher net income between the periods.
Net cash used in investing activities for the three months ended March 31, 2026 was $86.6 million compared to $13.8 million for the three months ended March 31, 2025. The increase in cash used in investing activities was primarily due to using available cash to purchase investment grade marketable securities.
Net cash used in financing activities for the three months ended March 31, 2026 was $3.7 million compared to $2.8 million for the three months ended March 31, 2025. The increase in cash used in financing activities was primarily due to higher tax withholding obligations arising from the vesting of RSUs and performance-based RSUs during the three months ended March 31, 2026.

Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual and other obligations from those described in our 2025 10-K, except for the prepayment of the Amended Term Loan and issuance of a senior secured term loan as discussed in “Note 13, Subsequent Events,” in the Notes to Condensed Consolidated Financial Statements - Unaudited. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity or cash flows.
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to reserves for loss and LAE, valuation allowance on our deferred tax assets, and the amount of reinsurance recoverable from reinsurance contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in our 2025 10-K and under the heading “Notes to Condensed Consolidated Financial Statements - Unaudited” appearing in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates from those discussed in our 2025 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the quantitative and qualitative market risk disclosures included in the 2025 10-K.

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes to the legal matter previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 1A.  Risk Factors.
There have been no material changes in our risk factors from those disclosed in the 2025 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors,” in the 2025 10-K.

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
The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and the State of Florida. Our domestic insurance subsidiaries are not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director. See the section titled “Risk Factors—Risks Related to Our Business—Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business,” included in the 2025 10-K.
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. The supervisory Department of Insurance or Office of Insurance Regulation may, in the future, adopt statutory provisions more restrictive than those currently in effect.
Further, the Amended Term Loan includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividend or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the Amended Term Loan.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2026.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.4	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	First Amendment to Form of Common Stock Purchase Warrant (Tranche 1), dated October 29, 2024	10-Q	001-39658	4.5	October 30, 2024

10.1#	Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement (2026 Grant)					X

10.2#	Form of Root, Inc. 2020 Equity Incentive Plan Performance-Based RSU Award Grant Notice and Agreement Retirement-Eligible (2026 Grant)					X

10.3#	2026 Short-Term Incentive Plan					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Root, Inc.

Date: May 6, 2026	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2026	By:	/s/ Ryan Forish
Ryan Forish
Chief Accounting Officer
(Principal Accounting Officer)