Form 10-Q
period 2026-06-30
Root, Inc.
filed 2026-08-05
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

Commission File Number: 001-39658
ROOT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-2717903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
80 E. Rich Street, Suite 500 Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2026, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 13,687,016 and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 1,806,236.

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
•our share repurchase expectations;
•the anticipated benefits of our new senior secured term loan;
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
•our ability to maintain, and drive a significant long-term competitive advantage through, our partnership with Carvana Group, LLC, or Carvana, and other partnerships, such as our partnerships with Hyundai Capital America, Toyota, Experian and Jerry;
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

Part I.  Financial Information
Item 1.  Financial Statements. - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	June 30,	December 31,
	2026	2025
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $508.3 and $383.1 at June 30, 2026 and December 31, 2025, respectively)	$506.3	$387.0
Short-term investments (amortized cost: $10.8 and zero at June 30, 2026 and December 31, 2025, respectively)	10.8	—
Other investments	—	4.4
Total investments	517.1	391.4
Cash and cash equivalents	509.6	669.3
Restricted cash and cash equivalents	65.2	20.6
Premiums receivable, net of allowance of $8.5 and $8.9 at June 30, 2026 and December 31, 2025, respectively	330.7	332.8
Reinsurance premiums receivable, net of allowance of zero at June 30, 2026 and December 31, 2025	87.0	96.3
Reinsurance recoverable, net of allowance of $0.1 at June 30, 2026 and December 31, 2025	25.2	33.5
Deferred policy acquisition costs	47.1	44.4
Other assets	86.6	86.2
Total assets	$1,668.5	$1,674.5
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$489.2	$483.6
Unearned premiums	384.0	393.7
Long-term debt	197.8	200.3
Premiums payable	87.6	96.7
Accounts payable and accrued expenses	47.9	74.2
Other liabilities	22.1	29.7
Total liabilities	1,228.6	1,278.2
Commitments and Contingencies
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at June 30, 2026 and December 31, 2025 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 13.7 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class B convertible common stock, $0.0001 par value, 269.0 shares authorized, 1.8 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,910.2	1,922.0
Accumulated other comprehensive (loss) income	(2.0)	3.9
Accumulated loss	(1,580.3)	(1,641.6)
Total stockholders’ equity	327.9	284.3
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,668.5	$1,674.5
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Revenues:
Net premiums earned	$363.5	$353.0	$727.2	$674.3
Net investment income	5.0	9.4	13.7	18.1
Net realized gains on investments	—	—	0.1	—
Fee income	19.8	19.7	40.1	38.4
Other income	0.9	0.8	1.6	1.5
Total revenues	389.2	382.9	782.7	732.3
Operating expenses:
Loss and loss adjustment expenses	239.9	233.3	466.1	438.9
Sales and marketing	25.3	37.1	52.6	88.6
Other insurance expense	58.4	47.9	117.8	84.6
Technology and development	15.5	13.7	30.7	25.1
General and administrative	15.5	23.6	40.0	44.1
Total operating expenses	354.6	355.6	707.2	681.3
Operating income	34.6	27.3	75.5	51.0
Interest expense	4.1	5.3	8.9	10.6
Loss on extinguishment of debt	4.9	—	4.9	—
Income before income tax expense	25.6	22.0	61.7	40.4
Income tax expense	0.2	—	0.4	—
Net income	25.4	22.0	61.3	40.4
Net income attributable to participating securities	1.3	1.1	3.0	2.0
Net income attributable to common shareholders	24.1	20.9	58.3	38.4
Other comprehensive (loss) income:
Net income	25.4	22.0	61.3	40.4
Changes in net unrealized (losses) gains on investments	(2.4)	1.6	(5.9)	4.6
Comprehensive income	$23.0	$23.6	$55.4	$45.0
Earnings per common share: (both Class A and B)
Basic	$1.54	$1.36	$3.74	$2.51
Diluted	$1.49	$1.29	$3.58	$2.36
Weighted-average common shares outstanding: (both Class A and B)
Basic	15.7	15.4	15.6	15.3
Diluted	17.0	17.1	17.1	17.1

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—March 31, 2026	14.1	$112.0	13.9	1.8	$—	$1,931.2	$0.4	$(1,605.7)	$325.9
Net income	—	—	—	—	—	—	—	25.4	25.4
Other comprehensive loss	—	—	—	—	—	—	(2.4)	—	(2.4)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	(6.8)	—	—	(6.8)
Common stock—share-based compensation expense	—	—	—	—	—	5.0	—	—	5.0
Common stock—repurchase and retirement	—	—	(0.4)	—	—	(20.8)	—	—	(20.8)
Warrant compensation expense	—	—	—	—	—	1.6	—	—	1.6
Balance—June 30, 2026	14.1	$112.0	13.7	1.8	$—	$1,910.2	$(2.0)	$(1,580.3)	$327.9

Balance—January 1, 2026	14.1	$112.0	13.7	1.8	$—	$1,922.0	$3.9	$(1,641.6)	$284.3
Net income	—	—	—	—	—	—	—	61.3	61.3
Other comprehensive loss	—	—	—	—	—	—	(5.9)	—	(5.9)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.4	—	—	(10.5)	—	—	(10.5)
Common stock—share-based compensation expense	—	—	—	—	—	16.0	—	—	16.0
Common stock—repurchase and retirement	—	—	(0.4)	—	—	(20.8)	—	—	(20.8)
Warrant compensation expense	—	—	—	—	—	3.5	—	—	3.5
Balance—June 30, 2026	14.1	$112.0	13.7	1.8	$—	$1,910.2	$(2.0)	$(1,580.3)	$327.9

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—March 31, 2025	14.1	$112.0	11.2	4.0	$—	$1,891.5	$0.7	$(1,663.5)	$228.7
Net income	—	—	—	—	—	—	—	22.0	22.0
Other comprehensive income	—	—	—	—	—	—	1.6	—	1.6
Conversion of Class B to Class A common stock	—	—	2.2	(2.2)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.2	—	—	(16.2)	—	—	(16.2)
Common stock—share-based compensation expense	—	—	—	—	—	8.4	—	—	8.4
Balance—June 30, 2025	14.1	$112.0	13.6	1.8	$—	$1,883.7	$2.3	$(1,641.5)	$244.5

Balance—January 1, 2025	14.1	$112.0	11.1	4.0	$—	$1,887.9	$(2.3)	$(1,681.9)	$203.7
Net income	—	—	—	—	—	—	—	40.4	40.4
Other comprehensive income	—	—	—	—	—	—	4.6	—	4.6
Conversion of Class B to Class A common stock	—	—	2.2	(2.2)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.3	—	—	(19.0)	—	—	(19.0)
Common stock—share-based compensation expense	—	—	—	—	—	14.8	—	—	14.8
Balance—June 30, 2025	14.1	$112.0	13.6	1.8	$—	$1,883.7	$2.3	$(1,641.5)	$244.5
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$61.3	$40.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	16.0	14.8
Warrant compensation expense	3.5	—
Depreciation and amortization	5.8	4.0
Bad debt expense	19.1	17.8
Loss on extinguishment of debt	4.9	—
Net realized gains on investments	(0.1)	—
Change in fair value of equity securities	4.4	—
Changes in operating assets and liabilities:
Premiums receivable	(17.0)	(53.8)
Reinsurance premiums receivable	9.3	(14.2)
Reinsurance recoverable	8.3	19.3
Deferred policy acquisition costs	(2.7)	(9.5)
Other assets	4.3	9.0
Losses and loss adjustment expenses reserves	5.6	31.3
Unearned premiums	(9.7)	41.3
Premiums payable	(9.1)	13.8
Accounts payable and accrued expenses	(28.9)	(19.0)
Other liabilities	(8.2)	(16.4)
Net cash provided by operating activities	66.8	78.8
Cash flows from investing activities:
Purchases of investments	(173.2)	(45.9)
Proceeds from maturities, calls and pay downs of investments	29.4	34.2
Sales of investments	4.7	0.1
Capitalization of internally developed software	(7.2)	(6.0)
Net cash used in investing activities	(146.3)	(17.6)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	—	0.4
Taxes paid related to net share settlement of equity awards	(10.5)	(19.4)
Repurchase and retirement of common stock	(20.7)	—
Proceeds from issuance of debt, net of issuance costs	197.7	—
Repayments of long-term debt	(202.1)	—
Net cash used in financing activities	(35.6)	(19.0)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(115.1)	42.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	689.9	600.3
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$574.8	$642.5

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
Use of Estimates—The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in our unaudited condensed consolidated financial statements include, but are not limited to, reserves for loss and loss adjustment expense, or LAE, valuation allowances on our deferred tax assets and the amount of reinsurance recoverable from reinsurance contracts.
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
The CODM allocates resources based on consolidated expense and forecasted expense information. Significant expenses, which are presented on the condensed consolidated statements of operations and comprehensive income, include loss and LAE, sales and marketing, other insurance expense and technology and development. Other segment items include expenses that our CODM does not evaluate for purposes of making operating decisions. These items include general and administrative, interest expense, loss on extinguishment of debt and income tax expense, which can all be found on the condensed consolidated statements of operations and comprehensive income. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents—Cash consists of cash on deposit. Cash equivalents are short-term, highly liquid investments that typically mature within three months from the date of origination or purchase, and are principally stated at amortized cost, which approximates their fair value. Restricted cash consists of amounts held by a financial institution to satisfy letter of credit requirements for certain property leases. Restricted cash equivalents consist of amounts held by our lender to satisfy the minimum cash management requirements under our senior secured term loan and short-term, highly liquid investments held by a financial institution to maintain certain collateral requirements with an unaffiliated Texas county mutual insurance company, and are stated at amortized cost, which approximates their fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	June 30,	December 31,
	2026	2025
	(dollars in millions)
Cash and cash equivalents	$509.6	$669.3
Restricted cash and cash equivalents	65.2	20.6
Total cash, cash equivalents, restricted cash, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$574.8	$689.9
Investments— In June 2026, we purchased $4.5 million in premium tax credits for a purchase price of $3.8 million. This investment is recognized within other assets in our condensed consolidated balance sheet. These tax credits can be utilized in three annual installments to offset certain state premium taxes beginning with the 2026 premium tax year. We will recognize these tax credits on a quarterly basis, up to the annual credit value. We also recognized a purchase discount, which is the difference between the premium tax credits and purchase price, as a deferred gain within other liabilities in our condensed consolidated balance sheet. As we utilize the tax credits to settle our premium tax liabilities, the deferred discount is recognized proportionally within other income in our condensed consolidated statements of operations and comprehensive income. An impairment will be recognized if it is probable that we will be unable to recover the carrying value of the premium tax credits. Impairment of the investment would be recognized within other income in our condensed consolidated statements of operations and comprehensive income.
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
Deferred Policy Acquisition Costs—We amortized deferred policy acquisition costs of $29.0 million and $58.3 million for the three and six months ended June 30, 2026, respectively, and $18.3 million and $29.7 million for the three and six months ended June 30, 2025, respectively.
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
Share Repurchases—We are authorized to repurchase shares of our Class A common stock under a stock repurchase program, or Repurchase Program, approved by our board of directors. We retire shares of our Class A common stock immediately upon repurchase. In connection with the early adoption of Accounting Standards Update, or ASU, No. 2025-12, Codification Improvements, during the second quarter of 2026, we elected to recognize the excess of the repurchase price over par value entirely as a reduction of additional paid-in capital, or APIC, provided that APIC remains positive. The repurchase price includes direct and incremental transaction costs incurred to repurchase the shares, which are recorded as a reduction of APIC.
This accounting policy election is reflected within the condensed consolidated balance sheets and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity. See Note 9, “Capital Stock,” for further details regarding our repurchase activity.
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
Recently Adopted Accounting Pronouncements—In December 2025, the Financial Accounting Standards Board issued ASU, No. 2025-12, Codification Improvements, which serves to clarify, correct errors, or make minor improvements to various topics within the Accounting Standards Codification. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted, and entities may elect to adopt the amendments on an issue-by-issue basis. Certain amendments are required to be applied retrospectively, while others are applied prospectively.
During the second quarter of 2026, we early adopted the provisions of ASU 2025-12 to clarify methods to account for treasury stock retirements on a prospective basis. The adoption of this guidance did not result in a cumulative-effect adjustment to opening retained earnings, accumulated deficit, APIC, or total stockholders’ equity. Furthermore, the adoption of this guidance did not have a material impact on our condensed consolidated statements of operations and comprehensive income or condensed consolidated statements of cash flows.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$58.3	$—	$0.1	$(0.2)	$58.2
Municipal securities	22.0	—	0.1	(0.1)	22.0
Corporate debt securities	237.0	—	0.6	(1.5)	236.1
Asset-backed securities	191.0	—	0.4	(1.4)	190.0
Total fixed maturities	508.3	—	1.2	(3.2)	506.3
Short-term investments	10.8	—	—	—	10.8
Total	$519.1	$—	$1.2	$(3.2)	$517.1

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$48.4	$—	$0.8	$—	$49.2
Municipal securities	23.0	—	0.3	(0.1)	23.2
Corporate debt securities	157.3	—	1.9	(0.2)	159.0
Asset-backed securities	154.4	—	1.5	(0.3)	155.6
Total fixed maturities	$383.1	$—	$4.5	$(0.6)	$387.0
Management reviewed the available-for-sale fixed maturity securities and short-term investments at each balance sheet date to consider whether it was necessary to recognize a credit loss as of June 30, 2026 and December 31, 2025. We do not intend to sell the securities, and it is not more likely than not that we will be required to sell the securities before recovery. Management concluded that the unrealized losses on the available-for-sale fixed maturity securities and short-term investments were due to non-credit related factors and, therefore, there was no allowance for credit loss as of June 30, 2026 and December 31, 2025.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$30.2	$(0.2)	$0.8	$—	$31.0	$(0.2)
Municipal securities	8.7	(0.1)	2.9	—	11.6	(0.1)
Corporate debt securities	159.1	(1.3)	6.3	(0.2)	165.4	(1.5)
Asset-backed securities	113.5	(1.2)	4.1	(0.2)	117.6	(1.4)
Total fixed maturities	311.5	(2.8)	14.1	(0.4)	325.6	(3.2)
Short-term investments	10.8	—	—	—	10.8	—
Total	$322.3	$(2.8)	$14.1	$(0.4)	$336.4	$(3.2)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
United States Treasury securities	$2.0	$—	$0.7	$—	$2.7	$—
Municipal securities	—	—	6.5	(0.1)	6.5	(0.1)
Corporate debt securities	21.5	—	7.4	(0.2)	28.9	(0.2)
Asset-backed securities	20.3	(0.1)	5.9	(0.2)	26.2	(0.3)
Total fixed maturities	$43.8	$(0.1)	$20.5	$(0.5)	$64.3	$(0.6)

Other Investments
As of June 30, 2026 and December 31, 2025, other investments related to our private equity investments were zero and $4.4 million, respectively. During the three and six months ended June 30, 2026, we recognized an impairment loss of $4.4 million related to our private equity investments, which reduced the carrying amount of other investments to zero. The impairment loss was recorded in net investment income in our condensed consolidated statements of operations and comprehensive income. There were no realized or unrealized gains or losses recognized on private equity investments for the three and six months ended June 30, 2026 and 2025, and no impairment losses recognized for the three and six months ended June 30, 2025.
The following table reflects the gross and net realized gains and losses on short-term investments and available-for-sale fixed maturities that have been included in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Realized gains on investments	$—	$—	$0.1	$—
Realized losses on investments	—	—	—	—
Net realized gains on investments	$—	$—	$0.1	$—

The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at June 30, 2026:

	June 30, 2026
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$56.7	$56.6
Due after one year through five years	329.7	328.8
Due five years through 10 years	54.2	53.8
Due after 10 years	78.5	77.9
Total	$519.1	$517.1
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following table sets forth the components of net investment income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Interest on fixed maturities and short-term investments	$5.3	$3.6	$10.0	$7.0
Interest on cash, cash equivalents, restricted cash, and restricted cash equivalents	4.8	6.3	10.1	12.3
Total	10.1	9.9	20.1	19.3
Impairment loss on other investments	(4.4)	—	(4.4)	—
Investment expense	(0.7)	(0.5)	(2.0)	(1.2)
Net investment income	$5.0	$9.4	$13.7	$18.1

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$104.7	$104.2	20.2%
AA+, AA, AA-	218.2	217.4	42.0
A+, A, A-	155.8	155.2	30.0
BBB+, BBB, BBB-	40.4	40.3	7.8
Total	$519.1	$517.1	100.0%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$81.5	$82.1	21.2%
AA+, AA, AA-	171.4	173.3	44.8
A+, A, A-	107.7	108.8	28.1
BBB+, BBB, BBB-	22.5	22.8	5.9
Total	$383.1	$387.0	100.0%
Pursuant to certain regulatory requirements, we are required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in available-for-sale fixed maturity securities on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, these required deposits had an amortized cost of $13.7 million and $15.7 million, respectively, and fair value of $13.8 million and $15.9 million, respectively. We maintain restricted cash equivalents and certain investments in a trust to meet collateral requirements with the fronting carrier. As of June 30, 2026 and December 31, 2025, we held investments in the trust of $87.5 million and $77.0 million, respectively. There are withdrawal and other restrictions on these deposits. Ultimately, when unearned premiums run off and loss reserves are paid under this program, any remaining trust balances will be released and available for general use.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
United States Treasury securities and agencies	$55.4	$2.8	$—	$58.2
Municipal securities	—	22.0	—	22.0
Corporate debt securities	—	236.1	—	236.1
Asset-backed securities	—	190.0	—	190.0
Total fixed maturities	55.4	450.9	—	506.3
Short-term investments	10.8	—	—	10.8
Cash equivalents	255.7	—	—	255.7
Restricted cash equivalents	61.8	—	—	61.8
Total assets at fair value	$383.7	$450.9	$—	$834.6

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
United States Treasury securities and agencies	$46.7	$2.5	$—	$49.2
Municipal securities	—	23.2	—	23.2
Corporate debt securities	—	159.0	—	159.0
Asset-backed securities	—	155.6	—	155.6
Total fixed maturities	46.7	340.3	—	387.0
Cash equivalents	369.0	—	—	369.0
Restricted cash equivalents	19.0	—	—	19.0
Total assets at fair value	$434.7	$340.3	$—	$775.0
We estimate the fair value of all our different classes of Level 2 fixed maturities and short-term investments by using quoted prices from a combination of an independent pricing vendor or broker/dealer, pricing models, quoted prices of securities with similar characteristics or discounted cash flows. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of June 30, 2026 and December 31, 2025, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of June 30, 2026	Estimated Fair Value as of June 30, 2026	Carrying Amount as of December 31, 2025	Estimated Fair Value as of December 31, 2025
	(dollars in millions)
Long-term debt	$197.8	$199.8	$200.3	$204.1
The carrying amounts of other short-term financial instruments approximate their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Six Months Ended June 30,
	2026	2025
	(dollars in millions)
Gross loss and LAE reserves, January 1	$483.6	$413.2
Reinsurance recoverable on unpaid losses	(25.4)	(48.0)
Net loss and LAE reserves, January 1	458.2	365.2
Net incurred loss and LAE related to:
Current year	494.6	452.9
Prior years	(28.5)	(14.0)
Total incurred	466.1	438.9
Net paid loss and LAE related to:
Current year	222.4	205.9
Prior years	231.6	189.7
Total paid	454.0	395.6
Net loss and LAE reserves, June 30	470.3	408.5
Plus reinsurance recoverable on unpaid losses	18.9	36.0
Gross loss and LAE reserves, June 30	$489.2	$444.5
Net incurred losses and LAE attributable to prior accident years was a decrease of $28.5 million and $14.0 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2025 on both liability and physical damage coverages and the identification of additional subrogation opportunities resulting from model improvements. For the six months ended June 30, 2025, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2024 on both liability and physical damage coverages.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive income for reinsurance for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Premiums written:
Direct	$279.7	$277.3	$602.1	$615.0
Assumed	60.0	68.9	126.6	142.0
Ceded	(2.3)	(12.2)	(7.9)	(31.0)
Net premiums written	$337.4	$334.0	$720.8	$726.0
Premiums earned:
Direct	$302.9	$302.1	$605.4	$584.1
Assumed	65.2	69.2	133.0	131.6
Ceded	(4.6)	(18.3)	(11.2)	(41.4)
Net premiums earned	$363.5	$353.0	$727.2	$674.3
Losses and LAE incurred:
Direct	$195.1	$186.7	$375.5	$357.2
Assumed	48.0	55.8	95.7	101.3
Ceded	(3.2)	(9.2)	(5.1)	(19.6)
Net losses and LAE incurred	$239.9	$233.3	$466.1	$438.9
In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, we would be liable to the policyholder for such defaulted amounts.
7.LONG-TERM DEBT
In October 2024, we entered into a $200.0 million six-year term loan, or Amended Term Loan, with the principal amount due and payable upon maturity on October 29, 2030. Interest was payable quarterly and determined on a floating interest rate calculated on the Secured Overnight Financing Rate, or SOFR, with a 1.0% floor, plus an applicable margin ranging from 5.25% to 6.00% based upon the debt-to-capital ratio payable quarterly.
In May 2026, we prepaid all of the outstanding principal balance of the Amended Term Loan with borrowings under a new senior secured term loan described below. The prepayment resulted in a loss on extinguishment of debt of $4.9 million, primarily related to accelerated amortization of debt discount and issuance costs and a prepayment premium.
In May 2026, we obtained a $200.0 million senior secured term loan that matures in May 2029. We incurred $2.3 million of debt discount and issuance costs related to the senior secured term loan, which were capitalized and will be amortized over the duration of the senior secured term loan. We are required to make quarterly principal payments starting September 30, 2026 equal to approximately 0.25% of the original principal amount in each of the first two years following the closing date and 1.25% quarterly in the third year, with the unpaid balance due at maturity. Interest is variable and calculated between SOFR plus 3.0% and SOFR plus 3.75% and is payable quarterly in cash. The SOFR margin is based upon the debt-to-capital ratio which is calculated on the last day of each quarter beginning on September 30, 2026.
The senior secured term loan requires us to maintain cash and cash equivalents held with the lender to be at least 25.0% of the outstanding principal balance at all times. As of June 30, 2026, we maintained $50.0 million of cash and cash equivalents with the lender, which we have recorded within restricted cash and cash equivalents on our condensed consolidated balance sheets. The senior secured term loan also contains debt covenants that commence with the three months ending September 30, 2026, and are measured at the end of each fiscal quarter.

These covenants require mandatory minimum thresholds on our consolidated net worth, debt service coverage, and regulated subsidiary equity. We are also required to maintain a minimum risk-based capital ratio on our domestic insurance subsidiaries. Additionally, the agreement includes a maximum debt-to-capital ratio, which includes scheduled step-downs over the duration of the senior secured term loan.
The senior secured term loan is secured by assets of Root, Inc. and those of our wholly-owned subsidiary loan parties. In addition, we have pledged 100% of the capital stock of our subsidiaries.
The following summarizes the carrying value of long-term debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(dollars in millions)
Amended Term Loan principal balance	$—	$200.0
Senior secured term loan principal balance	200.0	—
Accrued interest payable	—	3.3
Unamortized discount and debt issuance costs	(2.2)	(3.0)
Total	$197.8	$200.3
The required principal payments on long-term debt as of June 30, 2026 are as follows:

Amount
(dollars in millions)
Remainder of 2026	$1.0
2027	2.0
2028	5.5
2029	191.5
Total	$200.0
8.INCOME TAXES
The consolidated effective tax rate was 0.6% and zero for the six months ended June 30, 2026 and 2025, respectively. The difference between these rates and the U.S. federal income tax rate of 21.0% was primarily due to state income tax expense and a full valuation allowance on our federal and state deferred tax assets.
As of June 30, 2026, we maintained a full valuation allowance against our deferred tax assets. We expect to maintain a full valuation allowance until it becomes more likely than not that the deferred tax asset will be realized. However, given our anticipated future earnings, management believes that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in recognition of certain deferred tax assets and a corresponding material income tax benefit for the period the release is recorded. The exact timing and amount of the valuation allowance release would depend on our financial performance, projected taxable income in the relevant jurisdictions, and ongoing evaluation of available positive and negative evidence.
As of June 30, 2026 and December 31, 2025, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

9.CAPITAL STOCK
Repurchase Program
On May 6, 2026, we announced that our board of directors approved the Repurchase Program for the repurchase of up to $75.0 million of our outstanding shares of Class A common stock. We may utilize various methods to effect repurchases, which include open market purchases, privately negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including pursuant to trading plans adopted under Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act. The Repurchase Program does not have a set expiration date and may be modified, suspended, or discontinued at any time at the discretion of our board of directors. The timing and amount of any repurchases under the Repurchase Program will depend upon several factors, including market and business factors.
During the six months ended June 30, 2026, we repurchased and immediately retired 0.4 million shares of our Class A common stock for an aggregate amount, including transaction costs, of $20.8 million under the Repurchase Program.
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
We recognized compensation expense considering the probability of and progress toward achieving the long-term warrant policy origination milestones. For the three months ended June 30, 2026 and 2025, we recognized compensation expense of $1.6 million and zero, respectively. For the six months ended June 30, 2026 and 2025, we recognized compensation expense of $3.5 million and zero, respectively. Warrant compensation expense is recorded in other insurance expense in the condensed consolidated statements of operations and comprehensive income. All of these warrants are out-of-the-money and, therefore, have no intrinsic value as of June 30, 2026.
Based on the probability of achieving certain policy origination milestones, unrecognized compensation cost is approximately $4.3 million as of June 30, 2026. The weighted-average remaining compensation costs are expected to be recognized over a period of 0.75 years.
The following table provides the maximum remaining unrecognized compensation costs as of June 30, 2026, and other key terms of the warrants:

Warrants	Exercise Price	Shares Issued (in millions)	Unrecognized Compensation Costs (in millions)	Vesting Condition
Long-Term
Tranche 1	$180.00	1.4	$—	100,000 policy originations
Tranche 2	$225.00	1.5	—	200,000 policy originations
Tranche 3	$270.00	1.5	4.3	300,000 policy originations
Tranche 4	$405.00	1.5	2.4	400,000 policy originations
Tranche 5	$540.00	1.3	1.0	500,000 policy originations
Total Long-Term		7.2	$7.7

Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, service-based restricted stock units, performance-based restricted stock units, market-based restricted stock units, and incentive and nonqualified stock options) to our officers, directors, employees, and certain advisors. As of June 30, 2026, we had 1.5 million common shares available for issuance under the Plan.
The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Share-based compensation expense:
Loss and loss adjustment expenses	$0.7	$0.8	$1.9	$1.4
Sales and marketing	0.4	0.3	0.7	0.5
Other insurance expense	0.5	0.2	0.9	0.5
Technology and development	2.6	1.5	4.8	2.8
General and administrative	0.8	5.6	7.7	9.6
Total share-based compensation expense	$5.0	$8.4	$16.0	$14.8
The unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units and unvested stock options as of June 30, 2026 is as follows:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
	(dollars in millions)
Unrecognized compensation costs	$27.9	$20.3	$0.2
Remaining weighted-average period cost is expected to be recognized (in years)	1.50	2.36	1.00
Restricted Stock Units
A summary of restricted stock units activity for the six months ended June 30, 2026 is as follows:

	Six Months Ended June 30, 2026
	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in millions, except per share amounts)
Unvested at January 1, 2026	0.6	$47.81	0.4	$93.78	0.3	$5.43
Granted	0.4	45.54	0.4	44.33	—	—
Change due to performance criteria achievement	—	—	0.1	75.55	—	—
Vested	(0.3)	49.14	(0.1)	86.34	(0.1)	5.87
Forfeited, expired or canceled	—	63.20	—	—	—	—
Unvested at June 30, 2026	0.7	$45.18	0.8	$66.47	0.2	$5.10

Additional information pertaining to restricted stock units for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025
	(dollars in millions)
Service-based restricted stock units:
Total grant date fair value of awards granted	$22.1	$17.3
Total grant date fair value of awards vested	13.7	8.3
Total intrinsic value of awards vested	14.1	44.6

Performance-based restricted stock units:
Total grant date fair value of awards granted	$18.1	$17.3
Total grant date fair value of awards vested	11.1	—
Total intrinsic value of awards vested	7.8	—

Market-based restricted stock units:
Total grant date fair value of awards vested	0.7	0.5
Total intrinsic value of awards vested	5.1	10.1
Stock Options
A summary of option activity for the six months ended June 30, 2026 is as follows:

	Six Months Ended June 30, 2026
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2026	0.1	$34.80	2.28	$5.1
Granted	—	—
Exercised	—	1.38		1.6
Forfeited, expired or canceled	—	145.62
Outstanding and exercisable at June 30, 2026	0.1	$51.86	1.98	$1.7

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
On December 23, 2025, an amended putative collective and class action complaint was filed against the Company, Root, Inc., and its wholly owned subsidiary, Caret Holdings, Inc., in the United States District Court for the Southern District of Ohio, Eastern Division (Case No. 2:25-cv-01078-ALM-KAJ) by a former employee individually and on behalf of other similarly situated current and former employees. The complaint alleged that the defendants violated the Fair Labor Standards Act and the Missouri Minimum Wage Law by failing to pay non-exempt customer service representatives for all hours worked, including alleged off-the-clock pre-shift and post-shift work and overtime compensation. The complaint sought unpaid wages, overtime compensation, liquidated damages, statutory damages, pre- and post-judgment interest, attorneys’ fees, and costs on behalf of the named plaintiff and members of the proposed collective and class. The matter was resolved for an immaterial amount and dismissed with prejudice on May 7, 2026.
We are contingently liable for possible future assessments under regulatory requirements for insolvencies and impairments of unaffiliated insurance companies.
12.OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Beginning balance	$0.4	$0.7	$3.9	$(2.3)
Other comprehensive (loss) income before reclassifications	(2.2)	1.6	(5.8)	4.6
Net realized gains on investments reclassified from AOCI to net income	(0.2)	—	(0.1)	—
Other comprehensive (loss) income	(2.4)	1.6	(5.9)	4.6
Ending balance	$(2.0)	$2.3	$(2.0)	$2.3

13.EARNINGS PER SHARE
The following table displays the computation of basic and diluted earnings per share, or EPS, for both Class A and Class B common stock for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Numerator:
Net income	$25.4	$22.0	$61.3	$40.4
Less: Undistributed income allocated to participating securities	1.3	1.1	3.0	2.0
Net income attributable to common shareholders	24.1	20.9	58.3	38.4
Denominator:
Weighted-average common shares outstanding: basic (both Class A and B)	15.7	15.4	15.6	15.3
Effect of dilutive securities:
Redeemable convertible preferred stock	0.8	0.8	0.8	0.8
Service-based restricted stock units	0.3	0.5	0.3	0.6
Market-based restricted stock units	0.1	0.3	0.2	0.3
Performance-based restricted stock units	0.1	—	0.1	—
Stock options	—	0.1	0.1	0.1
Weighted-average common shares outstanding: diluted (both Class A and B)	17.0	17.1	17.1	17.1
Earnings per common share (both Class A and B):
Basic	$1.54	$1.36	$3.74	$2.51
Diluted	$1.49	$1.29	$3.58	$2.36
We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Service-based restricted stock units	0.1	—	0.1	—
Warrants to purchase common stock	7.5	7.5	7.5	7.5
Total	7.6	7.5	7.6	7.5

14.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$61.0	18.0%	$70.8	20.5%	$128.9	17.7%	$145.9	19.3%
Georgia	38.5	11.3	41.0	11.8	84.9	11.7	87.5	11.6
Florida	32.6	9.6	26.8	7.7	72.2	9.9	57.9	7.6
California	36.2	10.6	24.3	7.0	71.2	9.8	50.0	6.6
Pennsylvania	18.3	5.4	20.5	5.9	39.6	5.4	44.2	5.8
Colorado	15.9	4.7	18.6	5.4	33.5	4.6	40.5	5.4
Nevada	12.6	3.7	8.1	2.3	24.6	3.4	20.3	2.7
South Carolina	9.2	2.7	10.2	3.0	23.2	3.2	28.0	3.7
Arizona	11.1	3.3	11.5	3.3	23.1	3.2	25.1	3.3
Oklahoma	7.4	2.2	8.0	2.3	16.2	2.2	18.0	2.4
All other states	96.9	28.5	106.4	30.8	211.3	28.9	239.6	31.6
Total	$339.7	100.0%	$346.2	100.0%	$728.7	100.0%	$757.0	100.0%

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
To scale the business, we aim to drive new customer growth and optimize unit economics via our two distribution channels: direct and partnership. The direct channel efficiently drives volume from high-intent customers by reaching them where they are already shopping for insurance, such as search engines or select marketplaces they actively use. The data science model continuously seeks to optimize bidding strategies that fine-tune our prices to strike a balance between offering a competitive price and achieving target unit economics. The partnership channel provides differentiated access to high intent customers, primarily in the automotive, financial services, and independent agent sectors. We build upon or within the mobile and web customer experiences of distribution partners to reach a captive customer base with an embedded solution, which can even remove the need for the customer to ever visit a Root website to purchase and bind a policy.
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
Claims operations remain a critical driver of our unit economics and long-term competitiveness. We continue to invest in automation, workflow optimization, and advanced analytical tools designed to improve accuracy, speed, and consistency in claims handling. Improvements to the claim process not only support customer satisfaction but also reinforces the stability of loss ratios and improves long-term cost efficiency by reducing operating expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions, except premiums per policy)
Policies in force	483,921	455,493	483,921	455,493
Premiums per policy	$1,479	$1,616	$1,479	$1,616
Premiums in force	$1,431.7	$1,472.2	$1,431.7	$1,472.2
Gross premiums written	$339.7	$346.2	$728.7	$757.0
Gross premiums earned	$368.1	$371.3	$738.4	$715.7
Gross profit	$90.9	$101.7	$198.8	$208.8
Net income	$25.4	$22.0	$61.3	$40.4
Direct contribution	$124.0	$125.8	$264.5	$252.9
Adjusted EBITDA	$43.8	$37.6	$100.6	$69.5
Net loss and LAE ratio	66.0%	66.1%	64.1%	65.1%
Net expense ratio	26.1%	29.1%	27.6%	30.3%
Net combined ratio	92.1%	95.2%	91.7%	95.4%
Gross loss ratio	58.7%	58.0%	56.6%	57.1%
Gross LAE ratio	7.3%	7.3%	7.2%	7.0%
Gross expense ratio	25.9%	29.0%	27.5%	30.1%
Gross combined ratio	91.9%	94.3%	91.3%	94.2%
Gross accident period loss ratio	61.6%	57.4%	59.7%	56.0%
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
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net income excluding interest expense, income tax expense, depreciation and amortization, share-based compensation, loss on extinguishment of debt, warrant compensation expense, restructuring charges, certain legal fees and other items that do not reflect our ongoing operating performance. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
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
Net Investment Income
Net investment income represents interest earned from our cash, cash equivalents, restricted cash and restricted cash equivalents, fixed maturities, and short-term investments less investment expenses. Investment expenses include costs associated with the management of our investment portfolio, including Personnel Costs. Net investment income also includes impairments related to low-income housing tax credits investments in limited liability entities to offset certain state premium taxes. These tax credits are recognized when utilized. In addition, net investment income includes impairment losses related to our private equity investments. Net investment income is directly correlated with the overall size of our cash and investment portfolio, market level of interest rates and changes in the fair value of our private equity investments. Net investment income will vary with the size and composition of our investment portfolio, market returns and the investment strategy.
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
We amortize a portion of our deferred policy acquisition costs including certain commissions related to our partnership channel, premium taxes, and report costs related to the successful acquisition of a policy. Low income housing tax credits are recognized when utilized. Other insurance expense is recognized as incurred, except for costs related to deferred policy acquisition costs that are capitalized and subsequently amortized over the same period in which the related premiums are earned. Warrant compensation expense is recognized on a pro-rata basis considering progress toward achieving milestones for policies originated through the Integrated Platform as defined under the Carvana commercial agreement.
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
Non-Operating Expenses
Our non-operating expenses consist of interest expense, loss on extinguishment of debt, and income tax expense and are included below operating expenses.
Interest Expense
Interest expense primarily relates to interest incurred on our long-term debt, certain fees that are expensed as incurred and amortization of discount and debt issuance costs.
Loss on Extinguishment of Debt
Loss on extinguishment of debt primarily relates to the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt. Upon extinguishment of debt, the remaining unamortized debt discount and issuance costs, and prepayment premium are recognized as expense.

Income Tax Expense
Income tax expense consists primarily of state income taxes in the United States. We have recorded United States federal and state net deferred tax assets for which we provide a full valuation allowance, which includes net operating loss carryforwards and tax credits.
Given our anticipated future earnings, we believe there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in recognition of certain deferred tax assets and a corresponding material income tax benefit for the period the release is recorded. The exact timing and amount of the valuation allowance release would depend on our financial performance, projected taxable income in the relevant jurisdictions, and ongoing evaluation of available positive and negative evidence.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$363.5	$353.0	$10.5	3.0%
Net investment income	5.0	9.4	(4.4)	(46.8)%
Fee income	19.8	19.7	0.1	0.5%
Other income	0.9	0.8	0.1	12.5%
Total revenues	389.2	382.9	6.3	1.6%
Operating expenses:
Loss and loss adjustment expenses	239.9	233.3	6.6	2.8%
Sales and marketing	25.3	37.1	(11.8)	(31.8)%
Other insurance expense	58.4	47.9	10.5	21.9%
Technology and development	15.5	13.7	1.8	13.1%
General and administrative	15.5	23.6	(8.1)	(34.3)%
Total operating expenses	354.6	355.6	(1.0)	(0.3)%
Operating income	34.6	27.3	7.3	26.7%
Interest expense	4.1	5.3	(1.2)	(22.6)%
Loss on extinguishment of debt	4.9	—	4.9	100%
Income before income tax expense	25.6	22.0	3.6	16.4%
Income tax expense	0.2	—	0.2	100.0%
Net income	25.4	22.0	3.4	15.5%
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(2.4)	1.6	(4.0)	(250.0)%
Comprehensive income	$23.0	$23.6	$(0.6)	(2.5)%

Revenue
Net Premiums Earned
Net premiums earned increased primarily due to reduced cessions of gross premiums earned to reinsurers between periods and an increase in policies in force as a result of continued growth in our partnership channel, partially offset by a decrease in premiums per policy resulting from a shift in customer and state mix.
During the three months ended June 30, 2026 and 2025, we ceded approximately 1.2% and 4.9% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.
The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Gross premiums written	$339.7	$346.2	$(6.5)	(1.9)%
Ceded premiums written	(2.3)	(12.2)	9.9	(81.1)%
Net premiums written	337.4	334.0	3.4	1.0%

Gross premiums earned	368.1	371.3	(3.2)	(0.9)%
Ceded premiums earned	(4.6)	(18.3)	13.7	(74.9)%
Net premiums earned	$363.5	$353.0	$10.5	3.0%
Gross premiums written decreased for the three months ended June 30, 2026, primarily due to a decline in new writings in our direct channel as a result of lower direct performance marketing spend. This was primarily driven by heightened competition in the marketing environment. This was partially offset by continued growth in new writings in our partnership channel compared to the same period in 2025. The decrease in gross premiums earned was primarily due to a decrease in premiums per policy, partially offset by greater policies in force compared to the same period in 2025.
Net Investment Income
Net investment income decreased primarily due to a $4.4 million impairment loss recognized on an equity investment. The impairment loss included the reversal of $3.8 million of previously recognized unrealized gains, and the initial cash investment of $0.6 million.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance for the three months ended June 30, 2026 compared to the same period in 2025. This increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower than expected reported activity.
Gross accident period loss ratio increased to 61.6% for the three months ended June 30, 2026, from 57.4% for the same period in 2025. The change in the ratio was driven by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs and a shift in channel mix. This was partially offset by business tenure mix and favorable weather-related losses. We observed a mid-single digit increase in accident period severity per claim and a low-single-digit increase in claim frequency for the three months ended June 30, 2026 compared to the same period in 2025 across our bodily injury, collision, and property damage coverages.

Sales and Marketing
Sales and marketing expense decreased due to lower acquisition expense driven by a $10.6 million decrease in direct performance marketing spend. This reduction reflects a continued disciplined deployment of spend to optimize efficiency in a heightened competitive marketing environment, while maintaining returns in line with our estimated targets.
Other Insurance Expense
Other insurance expense increased primarily due to an increase in our acquisition expenses. This was driven by a $3.9 million increase in commissions paid and increased amortization of deferred policy acquisition costs of $2.7 million. We also experienced a $4.2 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance. Fixed expenses increased primarily due to a $1.6 million increase in Carvana warrant expense related to our outstanding warrant structure with Carvana. Variable expenses decreased primarily due to a $2.3 million decrease in premium taxes as a result of less gross written premium.
General and Administrative
General and administrative expense decreased primarily due to an $8.2 million reduction in Personnel Costs. This decline was primarily comprised of a decrease in performance-based restricted stock unit compensation expense resulting from changes in the probability of achieving growth-related performance targets and a decrease in short-term incentive plan compensation expense due to change in expected performance achievement between periods.
Non-Operating Expenses
Loss on Extinguishment of Debt
Loss on extinguishment of debt was due to unamortized debt discount and issuance costs, and prepayment premium being expensed as a result of repayment of our $200.0 million six-year term loan, or Amended Term Loan, in full in the second quarter of 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table presents our results of operations for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$727.2	$674.3	$52.9	7.8%
Net investment income	13.7	18.1	(4.4)	(24.3)%
Net realized gains on investments	0.1	—	0.1	100.0%
Fee income	40.1	38.4	1.7	4.4%
Other income	1.6	1.5	0.1	6.7%
Total revenues	782.7	732.3	50.4	6.9%
Operating expenses:
Loss and loss adjustment expenses	466.1	438.9	27.2	6.2%
Sales and marketing	52.6	88.6	(36.0)	(40.6)%
Other insurance expense	117.8	84.6	33.2	39.2%
Technology and development	30.7	25.1	5.6	22.3%
General and administrative	40.0	44.1	(4.1)	(9.3)%
Total operating expenses	707.2	681.3	25.9	3.8%
Operating income	75.5	51.0	24.5	48.0%
Interest expense	8.9	10.6	(1.7)	(16.0)%
Loss on extinguishment of debt	4.9	—	4.9	100.0%
Income before income tax expense	61.7	40.4	21.3	52.7%
Income tax expense	0.4	—	0.4	100.0%
Net income	61.3	40.4	20.9	51.7%
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(5.9)	4.6	(10.5)	(228.3)%
Comprehensive income	$55.4	$45.0	$10.4	23.1%
Revenue
Net Premiums Earned
Net premiums earned increased primarily due to reduced cessions of gross premiums earned to reinsurers between periods and an increase in policies in force as a result of continued growth in our partnership channel, partially offset by a decrease in premiums per policy resulting from a shift in customer and state mix.
During the six months ended June 30, 2026 and 2025, we ceded approximately 1.5% and 5.8% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Gross premiums written	$728.7	$757.0	$(28.3)	(3.7)%
Ceded premiums written	(7.9)	(31.0)	23.1	(74.5)%
Net premiums written	720.8	726.0	(5.2)	(0.7)%

Gross premiums earned	738.4	715.7	22.7	3.2%
Ceded premiums earned	(11.2)	(41.4)	30.2	(72.9)%
Net premiums earned	$727.2	$674.3	$52.9	7.8%
Gross premiums written decreased for the six months ended June 30, 2026, primarily due to a decline in new writings in our direct channel as a result of lower direct performance marketing spend. This was primarily driven by heightened competition in the marketing environment and slower growth during the tax refund season in 2026, compared to 2025, which benefited from a pull-forward of demand driven by concerns around tariff policy. This was partially offset by continued growth in new writings in our partnership channel compared to the same period in 2025. The increase in gross premiums earned was primarily due to greater policies in force, partially offset by a decrease in premiums per policy compared to the same period in 2025.
Net Investment Income
Net investment income decreased primarily due to a $4.4 million impairment loss recognized on an equity investment. The impairment loss included the reversal of $3.8 million of previously recognized unrealized gains, and the initial cash investment of $0.6 million.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance for the six months ended June 30, 2026 compared to the same period in 2025. This volume-driven increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower than expected reported activity and the identification of additional subrogation opportunities resulting from model improvements.
Gross accident period loss ratio increased to 59.7% for the six months ended June 30, 2026, from 56.0% for the same period in 2025. The change in the ratio was driven by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs and a shift in channel mix. This was partially offset by favorable weather-related losses and business tenure mix. We observed a mid-single digit increase in accident period severity per claim, while claim frequency remained consistent for the six months ended June 30, 2026 compared to the same period in 2025 across our bodily injury, collision, and property damage coverages.
Sales and Marketing
Sales and marketing expense decreased due to lower acquisition expense driven by a $35.4 million decrease in direct performance marketing spend. This reduction reflects a continued disciplined deployment of spend to optimize efficiency in a heightened competitive marketing environment, while maintaining returns in line with our estimated targets. The decrease was also influenced by slower new writing growth during the tax refund season in 2026, compared to 2025, which benefited from a pull-forward of demand driven by concerns around tariff policy.

Other Insurance Expense
Other insurance expense increased primarily due to an increase in our acquisition expenses. This was driven by a $12.8 million increase in commissions paid, increased amortization of deferred policy acquisition costs of $5.3 million, and a $3.2 million increase in partnership expenses related to the continued growth in our partnership channel, including the build-out and appointment of independent agents. We also experienced a $8.8 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance. Fixed expenses increased primarily due to a $3.5 million increase in Carvana warrant expense related to our outstanding warrant structure with Carvana. Variable expenses decreased primarily due to a $1.7 million decrease in premium taxes as a result of less gross premiums written.
Technology and Development
Technology and development expense increased primarily due to a $5.3 million increase in Personnel Costs, driven by increased headcount which reflects a continued investment in our product delivery teams and technology.
General and Administrative
General and administrative expense decreased primarily due to a $4.6 million reduction in Personnel Costs. This decline was primarily comprised of a decrease in short-term incentive plan compensation expense due to change in expected performance achievement between periods and a decrease in performance-based restricted stock unit compensation expense resulting from changes in the probability of achieving growth-related performance targets.
Non-Operating Expenses
Loss on Extinguishment of Debt
Loss on extinguishment of debt was due to unamortized debt discount and issuance costs, and prepayment premium being expensed as a result of the repayment of our Amended Term Loan in full in the second quarter of 2026.
Other Comprehensive (Loss) Income
Changes in Net Unrealized (Losses) Gains on Investments
Changes in net unrealized (losses) gains on investments decreased to net unrealized losses primarily due to an increase in market interest rates and widening credit spreads during the period, influenced by broader macroeconomic and geopolitical uncertainties, which negatively impacted the fair value of fixed maturity securities.

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
The following table provides a reconciliation of total revenue to direct contribution for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Total revenue	$389.2	$382.9	$782.7	$732.3
Loss and loss adjustment expenses	(239.9)	(233.3)	(466.1)	(438.9)
Other insurance expense	(58.4)	(47.9)	(117.8)	(84.6)
Gross profit	90.9	101.7	198.8	208.8
Net investment income	(5.0)	(9.4)	(13.7)	(18.1)
Net realized gains on investments	—	—	(0.1)	—
Adjustments from other insurance expense(1)	37.1	29.5	75.6	51.7
Ceded premiums earned	4.6	18.3	11.2	41.4
Ceded loss and loss adjustment expenses	(3.2)	(9.2)	(5.1)	(19.6)
Net ceding commission and other(2)	(0.4)	(5.1)	(2.2)	(11.3)
Direct contribution	$124.0	$125.8	$264.5	$252.9
______________
(1) Adjustments from other insurance expense consists of acquisition expenses, including report costs and commission expenses related to our partnership channel of $32.0 million and $64.7 million for the three and six months ended June 30, 2026, respectively, and $25.0 million and $44.7 million for the three and six months ended June 30, 2025, respectively. Adjustments from other insurance expense also consists of fixed expenses, including warrant compensation expense related to policies originating through the Integrated Platform, Personnel Costs, Overhead, licenses, professional fees and other of $5.1 million and $10.9 million for the three and six months ended June 30, 2026, respectively, and $4.6 million and $7.1 million for the three and six months ended June 30, 2025, respectively.
(2) Net ceding commission and other is comprised of ceding commissions received in connection with reinsurance ceded, partially offset by amortization of excess ceding commission and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net income to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Net income	$25.4	$22.0	$61.3	$40.4
Adjustments:
Interest expense	4.0	5.2	8.6	10.3
Income tax expense	0.2	—	0.4	—
Depreciation and amortization	2.7	1.9	5.8	3.9
Share-based compensation	5.0	8.4	16.0	14.8
Loss on extinguishment of debt	4.9	—	4.9	—
Warrant compensation expense	1.6	—	3.5	—
Restructuring costs(1)	—	0.1	—	0.1
Other	—	—	0.1	—
Adjusted EBITDA	$43.8	$37.6	$100.6	$69.5
______________
(1) Restructuring costs consist of real estate exit costs which includes depreciation and amortization of zero for the three and six months ended June 30, 2026 and $0.1 million for the three and six months ended June 30, 2025.
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
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by three of our wholly-owned insurance subsidiaries, Root Insurance Company and Root Property & Casualty Insurance Company, both Ohio-domiciled insurance companies, and Root Florida Insurance Company, a Florida-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and the State of Florida. Our domestic insurance subsidiaries are not permitted to pay any dividends without approval of the applicable superintendent, commissioner and/or director. During the six months ended June 30, 2026, the Ohio Department of Insurance approved Root Insurance Company to pay two extraordinary dividends. As a result, over that period, $15.0 million was paid to Caret Holdings, Inc., its parent company.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of June 30, 2026, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under the Cayman Islands Monetary Authority, or CIMA. At June 30, 2026, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio up to 15:1, which we maintained as of June 30, 2026. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are assumed insurance premiums, net investment income and capital contributions from the holding company. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must notify CIMA before it can pay any dividend to the holding company. During the six months ended June 30, 2026, Root Re paid dividends of $30.0 million to Caret Holdings, Inc.
Financing Arrangements
In May 2026, we prepaid our six-year Amended Term Loan in the aggregate principal amount of $200.0 million in full. The prepayment resulted in a loss on extinguishment of debt of $4.9 million, primarily related to accelerated amortization of debt discount and issuance costs and a prepayment premium. We entered into a senior secured term loan with a principal balance of $200.0 million and a maturity date of May 2029. We are required to make quarterly principal payments starting September 30, 2026 equal to approximately 0.25% of the original principal amount in each of the first two years following the closing date and 1.25% quarterly in the third year, with the unpaid balance due at maturity. Interest is variable and calculated between SOFR plus 3.0% and SOFR plus 3.75% and is payable quarterly in cash. The SOFR margin is based upon the debt-to-capital ratio which is calculated on the last day of each quarter beginning on September 30, 2026 as discussed further in Note 7, “Long-Term Debt,” in the Notes to the Condensed Consolidated Financial Statements - Unaudited.
Share Repurchases
In May 2026, we announced that our board of directors approved a share repurchase authorization of up to $75.0 million of Class A common stock, or Repurchase Program. We may utilize various methods to effect repurchases, which could include open market purchases, privately negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including pursuant to trading plans adopted under Rule 10b5-1 under the Exchange Act. The Repurchase Program does not have a set expiration date and may be modified, suspended, or discontinued at any time at the discretion of our board of directors. The timing and amount of any repurchases under the Repurchase Program will depend upon several factors, including market and business factors.

During the three months ended June 30, 2026, we repurchased and immediately retired 0.4 million shares of our Class A common stock for an aggregate amount, including transaction costs, of $20.8 million under the Repurchase Program. As of June 30, 2026, $54.3 million remained available and authorized for repurchases.
Asset Acquisition
In July 2026, we entered into a definitive purchase and sale agreement to acquire certain real property along with all other improvements, fixtures and leases for a purchase price of approximately $18.3 million. The real property acquired will be used for general corporate purposes. We expect this acquisition to be completed during the fourth quarter of 2026, subject to customary closing conditions.
Liquidity
As of June 30, 2026, we had $509.6 million in cash and cash equivalents, of which $239.5 million was held outside of regulated insurance entities. We also had restricted cash and cash equivalents of $65.2 million and $517.1 million in marketable securities.
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
Our debt covenants require us to maintain cash and cash equivalents held with the lender to be at least 25% of the outstanding principal balance of the senior secured term loan. As of June 30, 2026, we maintained $50.0 million of restricted cash and cash equivalents with the lender.
Through prudent deployment of capital, we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$66.8	$78.8
Net cash used in investing activities	(146.3)	(17.6)
Net cash used in financing activities	(35.6)	(19.0)
Net cash provided by operating activities for the six months ended June 30, 2026 was $66.8 million compared to $78.8 million for the six months ended June 30, 2025. The decrease in cash provided by operating activities was due to changes in premiums not yet earned, loss and LAE reserves and premiums owed to the fronting carrier due to greater growth in policies in force in the six months ended June 30, 2025, compared to the same period in 2026. This was partially offset by the timing of premium and reinsurance receipts and higher net income between the periods.

Net cash used in investing activities for the six months ended June 30, 2026 was $146.3 million compared to $17.6 million for the six months ended June 30, 2025. The increase in cash used in investing activities was primarily due to net purchases of investment grade marketable securities associated with liquidity management and capital requirements for our insurance operations.
Net cash used in financing activities for the six months ended June 30, 2026 was $35.6 million compared to $19.0 million for the six months ended June 30, 2025. The increase in cash used in financing activities was primarily due to the prepayment of our Amended Term Loan, partially offset by the net proceeds from issuance of the senior secured term loan to reduce our cost of capital. We also experienced an increase in cash used due to deploying excess capital toward Class A common stock repurchases and retirement.
Material Cash Requirements from Contractual and Other Obligations
There have been no material changes to our contractual and other obligations from those described in our 2025 10-K, except for the prepayment of the Amended Term Loan and incurrence of debt under the senior secured term loan as discussed further in Note 7, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements - Unaudited. We believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
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
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in our 2025 10-K and under the heading “Notes to Condensed Consolidated Financial Statements - Unaudited” appearing in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates from those discussed in our 2025 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes, except as noted below, in the quantitative and qualitative market risk disclosures included in the 2025 10-K.
We are also exposed to interest rate risk through our senior secured term loan, which bears interest at floating rates based on changes in the SOFR. Rising interest rates could increase our cost of debt, reduce cash available for operations, and have a material adverse effect on our business and financial condition. As of June 30, 2026, a 100-basis-point increase or decrease in SOFR would not have a significant impact on our interest expense.

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II.  Other Information
Item 1.  Legal Proceedings.
From time to time, we are party to litigation and legal proceedings relating to our business operations. While the outcome of all legal actions is not presently determinable, except as noted in Note 11, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements - Unaudited, we do not believe that we are party to any current or pending legal action that could reasonably be expected to have a material adverse effect on our financial condition or results of operations and cash flows.

Item 1A.  Risk Factors.
There have been no material changes in our risk factors from those disclosed in the 2025 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors,” in the 2025 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share repurchases of our Class A common stock for the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
(in millions, except share and per share amounts)
April 1, 2026 - April 30, 2026	—	$—	—	—
May 1, 2026 - May 31, 2026	296,206	57.51	296,206	58.0
June 1, 2026 - June 30, 2026	66,943	55.44	66,943	54.3
Total	363,149	$57.13	363,149	$54.3
______________
(1) Average price paid per share includes costs associated with the repurchases, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
(2) On May 6, 2026, we announced that our board of directors approved the Repurchase Program, pursuant to which we are authorized to repurchase up to $75.0 million of our Class A common stock. As of June 30, 2026, $54.3 million of the originally authorized amount under the Repurchase Program remained available for future repurchases. The Repurchase Program does not have a set expiration date and may be modified, suspended, or discontinued at any time at the discretion of our board of directors.
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
Further, the senior secured loan includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividend or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the senior secured loan.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
None of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2026.

Item 6.  Exhibits.
(a)Exhibits.
•

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	June 8, 2026

3.4	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.5	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	First Amendment to Form of Common Stock Purchase Warrant (Tranche 1), dated October 29, 2024	10-Q	001-39658	4.5	October 30, 2024

10.1†	Credit Agreement, dated as of May 4, 2026, by and among Root, Inc., Caret Holdings, Inc., as borrower, the lenders from time to time party thereto and The Huntington National Bank, as the administrative agent for the lenders party thereto.	8-K	001-39658	10.1	May 6, 2026

10.2#	Root, Inc. Non-Employee Director Compensation Policy adopted April 30, 2026					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
† Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedule and similar attachments to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Root, Inc.

Date: August 5, 2026	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2026	By:	/s/ Ryan Forish
Ryan Forish
Chief Accounting Officer
(Principal Accounting Officer)