Form 10-Q
period 2026-09-30
Root, Inc.
filed 2026-11-04
CIK 1788882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, the number of outstanding shares of the registrant’s Class A common stock, par value $0.0001 per share, was 13,386,013 and the number of outstanding shares of the registrant’s Class B common stock, par value $0.0001 per share, was 1,806,236.

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
•our share repurchase expectations;
•the anticipated benefits of our senior secured term loan;
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
•our ability to maintain, and drive a significant long-term competitive advantage through, our partnership with Carvana Group, LLC, or Carvana, and other partnerships, such as our partnerships with Hyundai Capital America, including the Hyundai Secure+ partnership, Toyota, Experian and Jerry;
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
•our goal to be licensed in all contiguous states in the United States and the timing of obtaining additional licenses and launching in new states;
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
•changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, telematics data and the consent to use telematics data, connected-car data, and other sources of data, or relating to taxation, including changes in tax regulations, or guidance promulgated pursuant to the new legislation implemented in the One Big Beautiful Bill Act;
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
•the effect of interest rates on our available cash and our ability to maintain compliance with our senior secured term loan;
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

Part I.  Financial Information
Item 1.  Financial Statements. - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	As of
	September 30,	December 31,
	2026	2025
	(in millions, except par value)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $443.4 and $383.1 at September 30, 2026 and December 31, 2025, respectively)	$431.7	$387.0
Short-term investments (amortized cost: $2.0 and zero at September 30, 2026 and December 31, 2025, respectively)	2.0	—
Other investments	—	4.4
Total investments	433.7	391.4
Cash and cash equivalents	596.3	669.3
Restricted cash and cash equivalents	75.3	20.6
Premiums receivable, net of allowance of $8.3 and $8.9 at September 30, 2026 and December 31, 2025, respectively	328.6	332.8
Reinsurance premiums receivable, net of allowance of zero at September 30, 2026 and December 31, 2025	83.0	96.3
Reinsurance recoverable, net of allowance of $0.1 at September 30, 2026 and December 31, 2025	21.3	33.5
Deferred policy acquisition costs	48.3	44.4
Other assets	83.4	86.2
Total assets	$1,669.9	$1,674.5
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$493.1	$483.6
Unearned premiums	385.5	393.7
Long-term debt	197.5	200.3
Premiums payable	83.6	96.7
Accounts payable and accrued expenses	48.7	74.2
Other liabilities	22.5	29.7
Total liabilities	1,230.9	1,278.2
Commitments and Contingencies:
Redeemable convertible preferred stock, $0.0001 par value, 100.0 shares authorized, 14.1 shares issued and outstanding at September 30, 2026 and December 31, 2025 (redemption value of $126.5)	112.0	112.0
Stockholders’ equity:
Class A common stock, $0.0001 par value, 1,000.0 shares authorized, 13.5 shares and 13.7 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Class B convertible common stock, $0.0001 par value, 269.0 shares authorized, 1.8 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,904.6	1,922.0
Accumulated other comprehensive (loss) income	(11.7)	3.9
Accumulated loss	(1,565.9)	(1,641.6)
Total stockholders’ equity	327.0	284.3
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,669.9	$1,674.5
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Revenues:
Net premiums earned	$352.8	$360.1	$1,080.0	$1,034.4
Net investment income	8.2	7.0	21.9	25.1
Net realized losses on investments	(0.5)	—	(0.4)	—
Fee income	20.2	19.8	60.3	58.2
Other income	0.6	0.9	2.2	2.4
Total revenues	381.3	387.8	1,164.0	1,120.1
Operating expenses:
Loss and loss adjustment expenses	233.4	239.4	699.5	678.3
Sales and marketing	32.2	40.6	84.8	129.2
Other insurance expense	60.2	67.0	178.0	151.6
Technology and development	15.9	14.7	46.6	39.8
General and administrative	21.3	25.8	61.3	69.9
Total operating expenses	363.0	387.5	1,070.2	1,068.8
Operating income	18.3	0.3	93.8	51.3
Interest expense	3.8	5.3	12.7	15.9
Loss on extinguishment of debt	—	—	4.9	—
Income (loss) before income tax expense	14.5	(5.0)	76.2	35.4
Income tax expense	0.1	0.4	0.5	0.4
Net income (loss)	14.4	(5.4)	75.7	35.0
Net income attributable to participating securities	0.6	—	3.6	1.8
Net income (loss) attributable to common shareholders	13.8	(5.4)	72.1	33.2
Other comprehensive income (loss):
Net income (loss)	14.4	(5.4)	75.7	35.0
Changes in net unrealized (losses) gains on investments	(9.7)	1.2	(15.6)	5.8
Comprehensive income (loss)	$4.7	$(4.2)	$60.1	$40.8
Earnings (loss) per common share: (both Class A and B)
Basic	$0.90	$(0.35)	$4.65	$2.17
Diluted	$0.86	$(0.35)	$4.45	$2.05
Weighted-average common shares outstanding: (both Class A and B)
Basic	15.4	15.4	15.5	15.3
Diluted	16.8	15.4	17.0	17.1

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—June 30, 2026	14.1	$112.0	13.7	1.8	$—	$1,910.2	$(2.0)	$(1,580.3)	$327.9
Net income	—	—	—	—	—	—	—	14.4	14.4
Other comprehensive loss	—	—	—	—	—	—	(9.7)	—	(9.7)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	(0.8)	—	—	(0.8)
Common stock—share-based compensation expense	—	—	—	—	—	8.9	—	—	8.9
Common stock—repurchase and retirement	—	—	(0.3)	—	—	(15.6)	—	—	(15.6)
Warrant compensation expense	—	—	—	—	—	1.9	—	—	1.9
Balance—September 30, 2026	14.1	$112.0	13.5	1.8	$—	$1,904.6	$(11.7)	$(1,565.9)	$327.0

Balance—January 1, 2026	14.1	$112.0	13.7	1.8	$—	$1,922.0	$3.9	$(1,641.6)	$284.3
Net income	—	—	—	—	—	—	—	75.7	75.7
Other comprehensive loss	—	—	—	—	—	—	(15.6)	—	(15.6)
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.5	—	—	(11.3)	—	—	(11.3)
Common stock—share-based compensation expense	—	—	—	—	—	24.9	—	—	24.9
Common stock—repurchase and retirement	—	—	(0.7)	—	—	(36.4)	—	—	(36.4)
Warrant compensation expense	—	—	—	—	—	5.4	—	—	5.4
Balance—September 30, 2026	14.1	$112.0	13.5	1.8	$—	$1,904.6	$(11.7)	$(1,565.9)	$327.0

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY - UNAUDITED

	Redeemable Convertible Preferred Stock		Class A and Class B Convertible Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Loss	Total Stockholders' Equity
	Shares	Amount	Class A Shares	Class B Shares	Amount
			(in millions)
Balance—June 30, 2025	14.1	$112.0	13.6	1.8	$—	$1,883.7	$2.3	$(1,641.5)	$244.5
Net loss	—	—	—	—	—	—	—	(5.4)	(5.4)
Other comprehensive income	—	—	—	—	—	—	1.2	—	1.2
Common stock—restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.1	—	—	(4.1)	—	—	(4.1)
Common stock—share-based compensation expense	—	—	—	—	—	11.6	—	—	11.6
Warrant compensation expense	—	—	—	—	—	17.2	—	—	17.2
Balance—September 30, 2025	14.1	$112.0	13.7	1.8	$—	$1,908.4	$3.5	$(1,646.9)	$265.0

Balance—January 1, 2025	14.1	$112.0	11.1	4.0	$—	$1,887.9	$(2.3)	$(1,681.9)	$203.7
Net income	—	—	—	—	—	—	—	35.0	35.0
Other comprehensive income	—	—	—	—	—	—	5.8	—	5.8
Conversion of Class B to Class A common stock	—	—	2.2	(2.2)	—	—	—	—	—
Common stock—option exercises and restricted stock units vesting, net of shares withheld for employee taxes	—	—	0.4	—	—	(23.1)	—	—	(23.1)
Common stock—share-based compensation expense	—	—	—	—	—	26.4	—	—	26.4
Warrant compensation expense	—	—	—	—	—	17.2	—	—	17.2
Balance—September 30, 2025	14.1	$112.0	13.7	1.8	$—	$1,908.4	$3.5	$(1,646.9)	$265.0
See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net income	$75.7	$35.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	24.9	26.4
Warrant compensation expense	5.4	17.2
Depreciation and amortization	10.4	8.7
Bad debt expense	29.7	27.1
Loss on extinguishment of debt	4.9	—
Net realized losses on investments	0.4	—
Change in fair value of equity securities	4.4	—
Changes in operating assets and liabilities:
Premiums receivable	(25.5)	(74.3)
Reinsurance premiums receivable	13.3	(14.3)
Reinsurance recoverable	12.2	22.6
Deferred policy acquisition costs	(3.9)	(12.2)
Other assets	9.9	15.3
Losses and loss adjustment expenses reserves	9.5	49.7
Unearned premiums	(8.2)	55.4
Premiums payable	(13.1)	13.6
Accounts payable and accrued expenses	(27.8)	(12.7)
Other liabilities	(8.1)	(21.1)
Net cash provided by operating activities	114.1	136.4
Cash flows from investing activities:
Purchases of investments	(196.5)	(103.2)
Proceeds from maturities, calls and pay downs of investments	46.0	53.6
Sales of investments	82.1	0.3
Capitalization of internally developed software	(10.5)	(9.9)
Purchases of fixed assets	(1.1)	—
Net cash used in investing activities	(80.0)	(59.2)
Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock units	—	0.3
Taxes paid related to net share settlement of equity awards	(11.3)	(23.4)
Repurchase and retirement of common stock	(36.2)	—
Proceeds from issuance of debt, net of issuance costs	197.7	—
Repayments of long-term debt	(202.6)	—
Net cash used in financing activities	(52.4)	(23.1)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(18.3)	54.1
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	689.9	600.3
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$671.6	$654.4

See Notes to Condensed Consolidated Financial Statements - Unaudited

ROOT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1.NATURE OF BUSINESS
Root, Inc. is a holding company which, directly or indirectly, maintains 100% ownership of each of its subsidiaries, including, among others, Root Insurance Company, Root Property & Casualty Insurance Company, or Root Property & Casualty, and Root Select Insurance Company, or Root Select, all Ohio-domiciled insurance companies, Root Florida Insurance Company, or Root Florida, a Florida-domiciled insurance company, and Root Reinsurance Company, Ltd., a Cayman Islands-domiciled reinsurance company, together with Root, Inc., “we,” “us,” or “our.”
We were formed in 2015 and began writing personal auto insurance in July 2016. We are a technology company operating primarily a direct-to-consumer model with the majority of our personal insurance customers acquired through mobile apps and partnerships. We offer auto and renters insurance products underwritten by Root Insurance Company and auto insurance only through Root Property & Casualty, Root Florida, and Root Select.
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
The CODM allocates resources based on consolidated expense and forecasted expense information. Significant expenses, which are presented on the condensed consolidated statements of operations and comprehensive income (loss), include loss and LAE, sales and marketing, other insurance expense and technology and development. Other segment items include expenses that our CODM does not evaluate for purposes of making operating decisions. These items include general and administrative, interest expense, loss on extinguishment of debt and income tax expense, which can all be found on the condensed consolidated statements of operations and comprehensive income (loss). Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents—Cash consists of cash on deposit. Cash equivalents are short-term, highly liquid investments that typically mature within three months from the date of origination or purchase, and are principally stated at amortized cost, which approximates their fair value. Restricted cash consists of amounts held by state insurance departments and financial institutions for the benefit of policyholders and to satisfy letter of credit requirements for certain property leases. Restricted cash equivalents consist of amounts held by our lender to satisfy the minimum cash management requirements under our senior secured term loan and short-term, highly liquid investments held by a financial institution to maintain certain collateral requirements with an unaffiliated Texas county mutual insurance company, and are stated at amortized cost, which approximates their fair value.
The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same such amount in the condensed consolidated statements of cash flows:

	As of
	September 30,	December 31,
	2026	2025
	(dollars in millions)
Cash and cash equivalents	$596.3	$669.3
Restricted cash and cash equivalents	75.3	20.6
Total cash, cash equivalents, restricted cash, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$671.6	$689.9
Investments—In June 2026, we purchased $4.5 million in premium tax credits for a purchase price of $3.8 million. This investment is recognized within other assets in our condensed consolidated balance sheet. These tax credits can be utilized in three annual installments to offset certain state premium taxes beginning with the 2026 premium tax year. We will recognize these tax credits on a quarterly basis, up to the annual credit value. We also recognized a purchase discount, which is the difference between the premium tax credits and purchase price, as a deferred gain within other liabilities in our condensed consolidated balance sheet. As we utilize the tax credits to settle our premium tax liabilities, the deferred discount is recognized proportionally within other income in our condensed consolidated statements of operations and comprehensive income (loss). An impairment will be recognized if it is probable that we will be unable to recover the carrying value of the premium tax credits. Impairment of the investment would be recognized within other income in our condensed consolidated statements of operations and comprehensive income (loss).
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
Deferred Policy Acquisition Costs—We amortized deferred policy acquisition costs of $31.3 million and $89.6 million for the three and nine months ended September 30, 2026, respectively, and $20.6 million and $50.3 million for the three and nine months ended September 30, 2025, respectively.

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
Warrant Compensation—In October 2021, we closed the investment agreement with Carvana Group, LLC, or Investment Agreement, that included the issuance of 14.1 million shares of redeemable convertible preferred stock designated as the Series A Convertible Preferred Stock and the issuance of eight tranches of warrants to purchase shares of the Company’s Class A common stock, of which three tranches expired unexercised in 2025. As part of the Investment Agreement, we and Carvana also entered into a five-year commercial agreement whereby our auto insurance products are embedded into the integrated automobile insurance solution for Carvana’s online buying platform, or Integrated Platform. The commercial agreement provides for agent commissions payable to Carvana for policy origination.
On August 31, 2026, we extended the commercial agreement, cancelled the outstanding long-term warrants previously issued to Carvana, and concurrently issued Carvana five replacement warrant tranches, or Replacement Warrants, with the opportunity to purchase a maximum of approximately 1.5 million shares of Class A common stock. The Replacement Warrants expire on August 31, 2028. We accounted for the cancellation and concurrent issuance of the Replacement Warrants as a modification of equity classified non-employee share-based payment awards under ASC 718, Stock Compensation.
Compensation expense associated with the Carvana warrants is recognized based on the applicable fair value of the awards and our assessment of the probability of achieving the related performance conditions. The fair value of the warrants is estimated using a Black-Scholes-Merton model, or BSM. The BSM estimates the fair value per warrant for each tranche based on the underlying stock price, exercise price, expected term, volatility (based on historical volatility of our common stock over a period commensurate with the expected term), risk-free interest rate (based on U.S. Constant Maturity Yield Curve over a similar term), and expected dividend yield. For modifications of the warrants, we recognize the incremental compensation cost over the original award, which is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before the modification. For those warrant tranches that were probable of vesting immediately before the modification, we continue recognizing that compensation cost as long as the original milestone continues to be probable of vesting.

These warrants vest upon achievement of certain performance milestones related to insurance sales through the Integrated Platform. The associated compensation expense is dependent on our periodic assessment of the probability of the milestones being achieved. If deemed probable, we recognize compensation expense on a pro-rata basis considering progress toward achieving the milestones. If a performance condition is no longer probable of achievement, any previously recognized compensation expense is reversed and no subsequent compensation expense is recognized until achievement is once again probable, at which point a cumulative catch-up is recognized.
For additional information, refer to Note 10, “Share-Based Compensation.”
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
Recently Adopted Accounting Pronouncements—In December 2025, the Financial Accounting Standards Board issued ASU No. 2025-12, Codification Improvements, which serves to clarify, correct errors, or make minor improvements to various topics within the Accounting Standards Codification. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted, and entities may elect to adopt the amendments on an issue-by-issue basis. Certain amendments are required to be applied retrospectively, while others are applied prospectively.
During the second quarter of 2026, we early adopted the provisions of ASU 2025-12 to clarify methods to account for treasury stock retirements on a prospective basis. The adoption of this guidance did not result in a cumulative-effect adjustment to opening retained earnings, accumulated deficit, APIC, or total stockholders’ equity. Furthermore, the adoption of this guidance did not have a material impact on our condensed consolidated statements of operations and comprehensive income (loss) or condensed consolidated statements of cash flows.

3.INVESTMENTS
The amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$59.0	$—	$—	$(0.9)	$58.1
Municipal securities	12.3	—	—	(0.3)	12.0
Corporate debt securities	224.4	—	—	(6.1)	218.3
Asset-backed securities	147.7	—	—	(4.4)	143.3
Total fixed maturities	443.4	—	—	(11.7)	431.7
Short-term investments	2.0	—	—	—	2.0
Total	$445.4	$—	$—	$(11.7)	$433.7

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$48.4	$—	$0.8	$—	$49.2
Municipal securities	23.0	—	0.3	(0.1)	23.2
Corporate debt securities	157.3	—	1.9	(0.2)	159.0
Asset-backed securities	154.4	—	1.5	(0.3)	155.6
Total fixed maturities	$383.1	$—	$4.5	$(0.6)	$387.0
Management reviewed the available-for-sale fixed maturity securities and short-term investments at each balance sheet date to consider whether it was necessary to recognize a credit loss as of September 30, 2026 and December 31, 2025. We have not identified specific securities that we intend to sell, and it is not more likely than not that we will be required to sell the securities before recovery. Management concluded that the unrealized losses on the available-for-sale fixed maturity securities and short-term investments were due to non-credit related factors and, therefore, there was no allowance for credit loss as of September 30, 2026 and December 31, 2025.

The following tables reflect the gross unrealized losses and fair value of short-term investments and available-for-sale fixed maturity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
United States Treasury securities and agencies	$39.2	$(0.9)	$0.2	$—	$39.4	$(0.9)
Municipal securities	8.1	(0.2)	2.2	(0.1)	10.3	(0.3)
Corporate debt securities	203.9	(6.0)	4.3	(0.1)	208.2	(6.1)
Asset-backed securities	129.8	(4.2)	3.9	(0.2)	133.7	(4.4)
Total fixed maturities	381.0	(11.3)	10.6	(0.4)	391.6	(11.7)
Short-term investments	2.0	—	—	—	2.0	—
Total	$383.0	$(11.3)	$10.6	$(0.4)	$393.6	$(11.7)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Fixed maturities:
United States Treasury securities	$2.0	$—	$0.7	$—	$2.7	$—
Municipal securities	—	—	6.5	(0.1)	6.5	(0.1)
Corporate debt securities	21.5	—	7.4	(0.2)	28.9	(0.2)
Asset-backed securities	20.3	(0.1)	5.9	(0.2)	26.2	(0.3)
Total fixed maturities	$43.8	$(0.1)	$20.5	$(0.5)	$64.3	$(0.6)

Other Investments
As of September 30, 2026 and December 31, 2025, other investments related to our private equity investments were zero and $4.4 million, respectively. We did not recognize any impairment losses during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we recognized an impairment loss of $4.4 million related to our private equity investments, which reduced the carrying amount of other investments to zero. The impairment loss was recorded in net investment income in our condensed consolidated statements of operations and comprehensive income (loss). There were no realized or unrealized gains or losses recognized on private equity investments for the three and nine months ended September 30, 2026 and 2025, and no impairment losses recognized for the three and nine months ended September 30, 2025.
The following table reflects the gross and net realized gains and losses on short-term investments and available-for-sale fixed maturities that have been included in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Realized gains on investments	$—	$—	$0.1	$—
Realized losses on investments	(0.5)	—	(0.5)	—
Net realized losses on investments	$(0.5)	$—	$(0.4)	$—
The following table sets forth the amortized cost and fair value of short-term investments and available-for-sale fixed maturity securities by contractual maturity at September 30, 2026:

	September 30, 2026
	Amortized Cost	Fair Value
	(dollars in millions)
Due in one year or less	$32.4	$32.3
Due after one year through five years	287.5	280.6
Due five years through 10 years	50.3	48.2
Due after 10 years	75.2	72.6
Total	$445.4	$433.7
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following table sets forth the components of net investment income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Interest on fixed maturities and short-term investments	$5.7	$3.5	$15.7	$10.5
Interest on cash, cash equivalents, restricted cash, and restricted cash equivalents	4.9	7.0	15.0	19.3
Total	10.6	10.5	30.7	29.8
Impairment loss on other investments	—	—	(4.4)	—
Investment expense	(2.4)	(3.5)	(4.4)	(4.7)
Net investment income	$8.2	$7.0	$21.9	$25.1

The following tables summarize the credit ratings of short-term investments and available-for-sale fixed maturity securities at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$73.0	$70.8	16.3%
AA+, AA, AA-	192.3	187.5	43.2
A+, A, A-	147.4	143.5	33.1
BBB+, BBB, BBB-	32.4	31.6	7.3
Non-rated(1)	0.3	0.3	0.1
Total	$445.4	$433.7	100.0%

______________
1) Certain investments are not rated by a nationally recognized statistical rating organization, or NRSRO. The absence of an NRSRO rating does not, by itself, indicate elevated credit risk.

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Fair Value
	(dollars in millions)
S&P Global rating or equivalent
AAA	$81.5	$82.1	21.2%
AA+, AA, AA-	171.4	173.3	44.8
A+, A, A-	107.7	108.8	28.1
BBB+, BBB, BBB-	22.5	22.8	5.9
Total	$383.1	$387.0	100.0%
Pursuant to certain regulatory requirements, we are required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in available-for-sale fixed maturity securities on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, these required deposits had an amortized cost of $13.1 million and $15.7 million, respectively, and fair value of $12.9 million and $15.9 million, respectively. We maintain restricted cash equivalents and certain investments in a trust to meet collateral requirements with the fronting carrier. As of September 30, 2026 and December 31, 2025, the fair value of investments held in trust was $72.7 million and $77.0 million, respectively. There are withdrawal and other restrictions on these deposits. Ultimately, when unearned premiums run off and loss reserves are paid under this program, any remaining trust balances will be released and available for general use.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information about our financial assets measured and reported at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
United States Treasury securities and agencies	$55.3	$2.8	$—	$58.1
Municipal securities	—	12.0	—	12.0
Corporate debt securities	—	218.3	—	218.3
Asset-backed securities	—	143.3	—	143.3
Total fixed maturities	55.3	376.4	—	431.7
Short-term investments	2.0	—	—	2.0
Cash equivalents	263.4	—	—	263.4
Restricted cash equivalents	71.7	—	—	71.7
Total assets at fair value	$392.4	$376.4	$—	$768.8

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
	(dollars in millions)
Assets
Fixed maturities:
United States Treasury securities and agencies	$46.7	$2.5	$—	$49.2
Municipal securities	—	23.2	—	23.2
Corporate debt securities	—	159.0	—	159.0
Asset-backed securities	—	155.6	—	155.6
Total fixed maturities	46.7	340.3	—	387.0
Cash equivalents	369.0	—	—	369.0
Restricted cash equivalents	19.0	—	—	19.0
Total assets at fair value	$434.7	$340.3	$—	$775.0
We estimate the fair value of all our different classes of Level 2 fixed maturities using quoted prices from independent pricing vendors or broker/dealers, pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Short-term investments are classified within Level 1 and valued using quoted prices in active markets for identical securities. All significant inputs were observable in the active markets.

Fair Value of Long-Term Debt
The carrying amount of long-term debt is recorded at the unpaid balance, net of discount and debt issuance costs. The fair value of outstanding long-term debt is classified within Level 2 of the fair value hierarchy. The fair value is based on a model referencing observable interest rates and spreads to project and discount cash flows to present value. As of September 30, 2026 and December 31, 2025, the carrying amounts and fair values of these financial instruments were as follows:

	Carrying Amount as of September 30, 2026	Estimated Fair Value as of September 30, 2026	Carrying Amount as of December 31, 2025	Estimated Fair Value as of December 31, 2025
	(dollars in millions)
Long-term debt	$197.5	$199.1	$200.3	$204.1
The carrying amounts of other short-term financial instruments approximate their fair value due to their short-term nature.
5.LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The following provides a reconciliation of the beginning and ending reserve balances for loss and LAE, net of reinsurance:

	Nine Months Ended September 30,
	2026	2025
	(dollars in millions)
Gross loss and LAE reserves, January 1	$483.6	$413.2
Reinsurance recoverable on unpaid losses	(25.4)	(48.0)
Net loss and LAE reserves, January 1	458.2	365.2
Net incurred loss and LAE related to:
Current year	736.8	701.1
Prior years	(37.3)	(22.8)
Total incurred	699.5	678.3
Net paid loss and LAE related to:
Current year	399.7	380.0
Prior years	282.2	230.7
Total paid	681.9	610.7
Net loss and LAE reserves, September 30	475.8	432.8
Plus reinsurance recoverable on unpaid losses	17.3	30.1
Gross loss and LAE reserves, September 30	$493.1	$462.9
Net incurred losses and LAE attributable to prior accident years saw a decrease of $37.3 million and $22.8 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2025 on both liability and physical damage coverages and the identification of additional subrogation opportunities resulting from model improvements. For the nine months ended September 30, 2025, the development of incurred losses and LAE related to prior periods was primarily driven by lower-than-expected reported losses and LAE from accident year 2024 on both liability and physical damage coverages.

6.REINSURANCE
The following table reflects amounts affecting the condensed consolidated statements of operations and comprehensive income (loss) for reinsurance for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Premiums written:
Direct	$298.9	$316.3	$901.0	$931.3
Assumed	58.6	70.9	185.2	212.9
Ceded	(2.9)	(10.0)	(10.8)	(41.0)
Net premiums written	$354.6	$377.2	$1,075.4	$1,103.2
Premiums earned:
Direct	$294.7	$302.4	$900.1	$886.5
Assumed	61.3	70.7	194.3	202.3
Ceded	(3.2)	(13.0)	(14.4)	(54.4)
Net premiums earned	$352.8	$360.1	$1,080.0	$1,034.4
Losses and LAE incurred:
Direct	$191.4	$192.8	$566.9	$550.0
Assumed	43.4	53.6	139.1	154.9
Ceded	(1.4)	(7.0)	(6.5)	(26.6)
Net losses and LAE incurred	$233.4	$239.4	$699.5	$678.3
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
In May 2026, we prepaid all of the outstanding principal balance of the Amended Term Loan with borrowings under the senior secured term loan described below. The prepayment resulted in a loss on extinguishment of debt of $4.9 million, primarily related to accelerated amortization of debt discount and issuance costs and a prepayment premium.
In May 2026, we obtained a $200.0 million senior secured term loan that matures in May 2029. We incurred $2.3 million of debt discount and issuance costs related to the senior secured term loan, which were capitalized and will be amortized over the duration of the senior secured term loan. We are required to make quarterly principal payments, which commenced on September 30, 2026, equal to approximately 0.25% of the original principal amount in each of the first two years following the closing date and 1.25% quarterly in the third year, with the unpaid balance due at maturity. Interest is variable and calculated between SOFR plus 3.0% and SOFR plus 3.75% and is payable quarterly in cash. The SOFR margin is based upon the debt-to-capital ratio which is calculated on the last day of each quarter.
The senior secured term loan requires us to maintain cash and cash equivalents held with the lender to be at least 25.0% of the outstanding principal balance at all times. As of September 30, 2026, we maintained $49.9 million of cash and cash equivalents with the lender, which we have recorded within restricted cash and cash equivalents on our condensed consolidated balance sheets. The senior secured term loan also contains debt covenants, which commenced for the three months ended September 30, 2026, and are measured at the end of each fiscal quarter.

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
The following summarizes the carrying value of long-term debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(dollars in millions)
Amended Term Loan principal balance	$—	$200.0
Senior secured term loan principal balance	199.5	—
Accrued interest payable	—	3.3
Unamortized discount and debt issuance costs	(2.0)	(3.0)
Total	$197.5	$200.3
The required principal payments on long-term debt as of September 30, 2026 are as follows:

Amount
(dollars in millions)
Remainder of 2026	$0.5
2027	2.0
2028	5.5
2029	191.5
Total	$199.5
8.INCOME TAXES
The consolidated effective tax rate was 0.7% and 1.1% for the nine months ended September 30, 2026 and 2025, respectively. The difference between these rates and the U.S. federal income tax rate of 21.0% was primarily due to state income tax expense and a full valuation allowance on our federal and state deferred tax assets.
As of September 30, 2026, we maintained a full valuation allowance against our deferred tax assets. We expect to maintain a full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized. However, given our anticipated future earnings, management believes that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that all or a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in recognition of certain deferred tax assets and a corresponding material income tax benefit for the period the release is recorded. The exact timing and amount of the valuation allowance release would depend on our financial performance, projected taxable income in the relevant jurisdictions, and ongoing evaluation of available positive and negative evidence.
As of September 30, 2026 and December 31, 2025, we did not have any unrecognized tax benefits for uncertain tax positions and had no interest or penalties related to uncertain tax positions.

9.CAPITAL STOCK
Repurchase Program
On May 6, 2026, we announced that our board of directors approved the Repurchase Program for the repurchase of up to $75.0 million of our outstanding shares of Class A common stock, excluding transaction costs. We may utilize various methods to effect repurchases, which include open market purchases, privately negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including pursuant to trading plans adopted under Rule 10b5-1 under the Securities Exchange Act of 1934, or the Exchange Act. The Repurchase Program does not have a set expiration date and may be modified, suspended, or discontinued at any time at the discretion of our board of directors. The timing and amount of any repurchases under the Repurchase Program will depend upon several factors, including market and business factors.
During the nine months ended September 30, 2026, we repurchased and immediately retired 0.7 million shares of our Class A common stock for an aggregate amount, including transaction costs, of $36.4 million under the Repurchase Program.
10.SHARE-BASED COMPENSATION
Warrants
In October 2021, we issued Carvana eight tranches of warrants, comprised of three tranches of “short-term warrants” and five tranches of “long-term warrants,” with the opportunity to purchase a maximum of 7.2 million shares of Class A common stock. The short-term warrants expired unexercised on September 1, 2025, at which point the long-term warrants became probable of vesting; the long-term warrants had an expiration date of September 1, 2027.
On August 31, 2026, we extended the commercial agreement, cancelled the outstanding long-term warrants previously issued to Carvana, and concurrently issued Carvana five tranches of Replacement Warrants, with the opportunity to purchase a maximum of approximately 1.5 million shares of Class A common stock. We accounted for the cancellation and concurrent issuance of the Replacement Warrants as a modification of equity classified non-employee share-based payment awards under ASC 718, Stock Compensation. The Replacement Warrants have an expiration date of August 31, 2028.
The fair values of the Original Warrants and Replacement Warrants were estimated immediately before and after the modification date, respectively, using a BSM. Incremental compensation costs resulting from the modification were measured as the excess of the fair value of the Replacement Warrants over the fair value of the Original Warrants immediately before modification. The BSM uses certain inputs, assumptions and estimates, as follows:

	Original Warrants	Replacement Warrants
Expected term (years)	1.00	2.00
Risk-free interest rate	4.2%	4.3%
Dividend rate	—	—
Volatility	67.9%	84.7%

We recognized compensation expense based on our assessment of the probability of and progress toward achieving the applicable policy origination milestones. The Replacement Warrant policy origination thresholds are measured cumulatively from September 1, 2026 through August 31, 2028. Compensation expense for the three and nine months ended September 30, 2026 included amounts related to the Original Warrants and incremental compensation cost resulting from the August 31, 2026 modification, while compensation expense for the comparable 2025 periods related solely to the Original Warrants. For the three and nine months ended September 30, 2026, we recognized compensation expense of $1.9 million and $5.4 million, respectively, compared to $17.2 million for each of the corresponding periods in 2025. Warrant compensation expense is recorded in other insurance expense in the condensed consolidated statements of operations and comprehensive income (loss). All of these warrants are out-of-the-money and, therefore, have no intrinsic value as of September 30, 2026.
The modification resulted in $10.6 million of future incremental compensation cost associated with Replacement Warrant tranches 1 and 2. As of September 30, 2026, total unrecognized warrant compensation costs related to awards considered probable of vesting is approximately $11.7 million, consisting of $1.4 million related to tranche three of the Original Warrants and $10.3 million of incremental compensation cost related to tranche one and two of the Replacement Warrants. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.67 years.
The following table provides the maximum remaining unrecognized compensation costs as of September 30, 2026, and other key terms of the Replacement Warrants:

Replacement Warrants	Exercise Price	Shares Issued (in millions)	Unrecognized Compensation Costs (in millions)	Vesting Condition
Tranche 1	$72.44	0.3	$4.8	180,000 policy originations
Tranche 2	$78.01	0.3	5.5	210,000 policy originations
Tranche 3	$83.58	0.3	5.7	250,000 policy originations
Tranche 4	$89.15	0.3	5.9	290,000 policy originations
Tranche 5	$94.72	0.3	5.6	340,000 policy originations
Total Replacement Warrants		1.5	$27.5
Employee Share-Based Compensation
We maintain an equity incentive plan, or the Plan, for the issuance and grant of equity awards (restricted stock, service-based restricted stock units, performance-based restricted stock units, market-based restricted stock units, and incentive and nonqualified stock options) to our officers, directors, employees, and certain advisors. As of September 30, 2026, we had 1.5 million common shares available for issuance under the Plan.

The following table displays share-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Share-based compensation expense:
Net investment income	$0.1	$0.1	$0.1	$0.1
Loss and loss adjustment expenses	1.0	1.1	2.9	2.5
Sales and marketing	0.4	0.3	1.1	0.8
Other insurance expense	0.4	0.4	1.3	0.9
Technology and development	2.4	1.8	7.2	4.6
General and administrative	4.6	7.9	12.3	17.5
Total share-based compensation expense	$8.9	$11.6	$24.9	$26.4
The unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units and unvested stock options as of September 30, 2026 is as follows:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
	(dollars in millions)
Unrecognized compensation costs	$21.8	$16.7	$0.1
Remaining weighted-average period cost is expected to be recognized (in years)	1.33	2.14	0.75
Restricted Stock Units
A summary of restricted stock units activity for the nine months ended September 30, 2026 is as follows:

	Nine Months Ended September 30, 2026
	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
Restricted Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in millions, except per share amounts)
Unvested at January 1, 2026	0.6	$47.81	0.4	$93.78	0.3	$5.43
Granted	0.5	45.72	0.4	44.33	—	—
Change due to performance criteria achievement	—	—	0.1	75.55	—	—
Vested	(0.3)	52.57	(0.1)	86.04	(0.1)	5.87
Forfeited, expired or canceled	(0.1)	59.97	—	—	—	—
Unvested at September 30, 2026	0.7	$43.20	0.8	$66.43	0.2	$5.10

Additional information pertaining to restricted stock units for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025
	(dollars in millions)
Service-based restricted stock units:
Total grant date fair value of awards granted	$22.8	$18.5
Total grant date fair value of awards vested	16.7	11.8
Total intrinsic value of awards vested	16.1	53.4

Performance-based restricted stock units:
Total grant date fair value of awards granted	$18.1	$17.3
Total grant date fair value of awards vested	11.4	—
Total intrinsic value of awards vested	8.1	—

Market-based restricted stock units:
Total grant date fair value of awards vested	0.7	0.5
Total intrinsic value of awards vested	5.1	10.1
Stock Options
A summary of option activity for the nine months ended September 30, 2026 is as follows:

	Nine Months Ended September 30, 2026
Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	(in millions, except exercise price and term amounts)
Outstanding and exercisable at January 1, 2026	0.1	$34.80	2.28	$5.1
Granted	—	—
Exercised	—	1.60		1.6
Forfeited, expired or canceled	—	130.56
Outstanding and exercisable at September 30, 2026	0.1	$41.23	1.97	$1.2

11.OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the changes in our accumulated other comprehensive (loss) income, or AOCI, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Beginning balance	$(2.0)	$2.3	$3.9	$(2.3)
Other comprehensive (loss) income before reclassifications	(10.2)	1.2	(16.0)	5.8
Net realized losses on investments reclassified from AOCI to net income (loss)	0.5	—	0.4	—
Other comprehensive (loss) income	(9.7)	1.2	(15.6)	5.8
Ending balance	$(11.7)	$3.5	$(11.7)	$3.5

12.EARNINGS (LOSS) PER SHARE
The following table displays the computation of basic and diluted earnings per share, or EPS, for both Class A and Class B common stock for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Numerator:
Net income (loss)	$14.4	$(5.4)	$75.7	$35.0
Less: Undistributed income allocated to participating securities	0.6	—	3.6	1.8
Net income (loss) attributable to common shareholders	13.8	(5.4)	72.1	33.2
Denominator:
Weighted-average common shares outstanding: basic (both Class A and B)	15.4	15.4	15.5	15.3
Effect of dilutive securities:
Redeemable convertible preferred stock	0.8	—	0.8	0.8
Service-based restricted stock units	0.3	—	0.3	0.6
Market-based restricted stock units	0.2	—	0.2	0.3
Performance-based restricted stock units	0.1	—	0.1	—
Stock options	—	—	0.1	0.1
Weighted-average common shares outstanding: diluted (both Class A and B)	16.8	15.4	17.0	17.1
Earnings (loss) per common share (both Class A and B):
Basic	$0.90	$(0.35)	$4.65	$2.17
Diluted	$0.86	$(0.35)	$4.45	$2.05
For the three months ended September 30, 2025, we operated at a loss and therefore, the conversion of common stock equivalents would increase the denominator of the diluted EPS calculation and create a lower loss per share. Therefore, these common stock equivalents are considered anti-dilutive and diluted EPS is equal to basic EPS. Net losses are not allocated to participating securities, as the holders of such securities are not contractually obligated to share in the Company’s losses. For the three months ended September 30, 2025, net income (loss) attributable to common shareholders is equal to net income (loss).

We excluded the following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Stock options	—	0.1	—	—
Service-based restricted stock units	0.1	0.6	0.1	0.1
Market-based restricted stock units	—	0.3	—	—
Redeemable convertible preferred stock (as converted to common stock)	—	0.8	—	—
Warrants to purchase common stock	1.8	7.5	1.8	7.5
Total	1.9	9.3	1.9	7.6

13.GEOGRAPHICAL BREAKDOWN OF GROSS PREMIUMS WRITTEN
Gross premiums written by state is as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
State:
Texas	$59.5	16.6%	$72.5	18.7%	$188.4	17.3%	$218.4	19.1%
Georgia	35.7	10.0	47.5	12.3	120.6	11.1	135.0	11.8
California	41.0	11.5	27.3	7.1	112.2	10.3	77.3	6.8
Florida	32.7	9.1	35.5	9.2	104.9	9.7	93.4	8.2
Pennsylvania	18.7	5.2	22.3	5.7	58.3	5.4	66.5	5.8
Colorado	16.7	4.7	19.3	5.0	50.2	4.6	59.8	5.2
Nevada	13.9	3.9	10.5	2.7	38.5	3.5	30.8	2.7
South Carolina	11.5	3.2	15.0	3.9	34.7	3.2	43.0	3.8
Arizona	11.5	3.2	12.8	3.3	34.6	3.2	37.9	3.3
Oklahoma	7.5	2.1	8.9	2.3	23.7	2.2	26.9	2.3
All other states	108.8	30.5	115.6	29.8	320.1	29.5	355.2	31.0
Total	$357.5	100.0%	$387.2	100.0%	$1,086.2	100.0%	$1,144.2	100.0%

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
Claims operations remain a critical driver of our unit economics and long-term competitiveness. We continue to invest in automation, workflow optimization, and advanced analytical tools designed to improve accuracy, speed, and consistency in claims handling. Improvements to the claim process not only support customer satisfaction but also reinforce the stability of loss ratios and improve long-term cost efficiency by reducing operating expenses.
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
Comprehensive Reinsurance
We have significantly reduced the utilization of reinsurance through a strategic reduction of external quota share. The changes to the reinsurance program aim to deliver improved economics. Our diversified approach to reinsurance allows us to optimize capital requirements while remaining flexible in response to changes in market conditions or changes specific to our own business. We may choose to commute certain third-party reinsurance arrangements in the future, which may result in us retaining more or less of our business. To the extent we retain a larger share of our book of business, our capital requirements may increase.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions, except premiums per policy)
Policies in force	484,037	466,320	484,037	466,320
Premiums per policy	$1,441	$1,581	$1,441	$1,581
Premiums in force	$1,395.0	$1,474.5	$1,395.0	$1,474.5
Gross premiums written	$357.5	$387.2	$1,086.2	$1,144.2
Gross premiums earned	$356.0	$373.1	$1,094.4	$1,088.8
Gross profit	$87.7	$81.4	$286.5	$290.2
Net income (loss)	$14.4	$(5.4)	$75.7	$35.0
Direct contribution	$119.9	$127.4	$384.4	$380.3
Adjusted EBITDA	$33.5	$33.7	$134.1	$103.2
Net loss and LAE ratio	66.2%	66.5%	64.8%	65.6%
Net expense ratio	31.0%	35.6%	28.7%	32.1%
Net combined ratio	97.2%	102.1%	93.5%	97.7%
Gross loss ratio	58.0%	58.5%	57.0%	57.6%
Gross LAE ratio	8.0%	7.5%	7.5%	7.2%
Gross expense ratio	30.8%	35.3%	28.6%	31.8%
Gross combined ratio	96.8%	101.3%	93.1%	96.6%
Gross accident period loss ratio	61.1%	56.5%	59.7%	56.2%
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
Direct Contribution
We define direct contribution, a non-GAAP financial measure, as gross profit excluding net investment income, net realized losses on investments, acquisition expenses which include report costs and commission expenses related to our partnership channel, and fixed expenses, which include certain warrant compensation expense related to policies originating through the integrated automobile insurance solution for Carvana’s online buying platform, or Integrated Platform, overhead allocated based on headcount, or Overhead, and salaries, health benefits, bonuses, employee retirement plan-related expenses and employee share-based compensation expense, or Personnel Costs, licenses, professional fees and other expenses. Further impacts related to reinsurance are excluded, and these consist of ceded premiums earned, ceded loss and LAE, and net ceding commission and other. Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, amortization of excess ceding commission, and other impacts of reinsurance ceded which are included in other insurance expense. After these adjustments, the resulting calculation is inclusive of only those gross variable costs of revenue incurred on the successful acquisition of business. We view direct contribution as an important metric because we believe it measures profitability of our total policy portfolio prior to the impact of reinsurance.
See the section titled “—Non-GAAP Financial Measures” for a reconciliation of total revenue to direct contribution.
Adjusted EBITDA
We define adjusted EBITDA, a non-GAAP financial measure, as net income (loss) excluding interest expense which includes interest incurred on our long-term debt, certain fees that are expensed and does not include the amortization of discount and debt issuance costs; income tax expense; depreciation and amortization, including the amortization of discount and debt issuance costs; share-based compensation; loss on extinguishment of debt; warrant compensation expense; restructuring charges; certain legal fees and other items that do not reflect our ongoing operating performance. After these adjustments, the resulting calculation represents expenses directly attributable to our operating performance. We use adjusted EBITDA as an internal performance measure in the management of our operations because we believe it provides management and other users of our financial information useful insight into our results of operations and underlying business performance. Adjusted EBITDA should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.
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
Net Realized Losses on Investments
Net realized losses on investments represents the difference between the amount received by us on the sale of an investment as compared to the investment’s amortized cost basis.

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
Loss and Loss Adjustment Expenses
Loss and LAE include the costs incurred for claims, payments made and estimated future payments to be made to or on behalf of our policyholders, including expenses needed to adjust or settle claims, net of amounts ceded to reinsurers. Loss and LAE include an amount determined using adjuster determined case-based estimates for reported claims and actuarial determined unpaid claim estimates using past experience and historical emergence patterns for unreported losses and LAE. These reserves are a liability established to cover the estimated ultimate cost to settle insured losses. The unpaid loss estimates consider loss trends, mix of business, and other risk factors impacting claims settlement. The method used to estimate unpaid LAE liability is based on claims transaction data, including the relative cost of adjusting and settling a range of claim types from express material damage claims to more complex injury cases.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$352.8	$360.1	$(7.3)	(2.0)%
Net investment income	8.2	7.0	1.2	17.1%
Net realized losses on investments	(0.5)	—	(0.5)	(100.0)%
Fee income	20.2	19.8	0.4	2.0%
Other income	0.6	0.9	(0.3)	(33.3)%
Total revenues	381.3	387.8	(6.5)	(1.7)%
Operating expenses:
Loss and loss adjustment expenses	233.4	239.4	(6.0)	(2.5)%
Sales and marketing	32.2	40.6	(8.4)	(20.7)%
Other insurance expense	60.2	67.0	(6.8)	(10.1)%
Technology and development	15.9	14.7	1.2	8.2%
General and administrative	21.3	25.8	(4.5)	(17.4)%
Total operating expenses	363.0	387.5	(24.5)	(6.3)%
Operating income	18.3	0.3	18.0	6000.0%
Interest expense	3.8	5.3	(1.5)	(28.3)%
Income (loss) before income tax expense	14.5	(5.0)	19.5	(390.0)%
Income tax expense	0.1	0.4	(0.3)	(75.0)%
Net income (loss)	14.4	(5.4)	19.8	(366.7)%
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(9.7)	1.2	(10.9)	(908.3)%
Comprehensive income (loss)	$4.7	$(4.2)	$8.9	(211.9)%

Revenue
Net Premiums Earned
Net premiums earned decreased primarily due to a decrease in premiums per policy resulting from a shift in customer and state mix, partially offset by reduced cessions of gross premiums earned to reinsurers between periods and an increase in policies in force as a result of continued growth in our partnership channel.
During the three months ended September 30, 2026 and 2025, we ceded approximately 0.9% and 3.5% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.
The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Gross premiums written	$357.5	$387.2	$(29.7)	(7.7)%
Ceded premiums written	(2.9)	(10.0)	7.1	(71.0)%
Net premiums written	354.6	377.2	(22.6)	(6.0)%

Gross premiums earned	356.0	373.1	(17.1)	(4.6)%
Ceded premiums earned	(3.2)	(13.0)	9.8	(75.4)%
Net premiums earned	$352.8	$360.1	$(7.3)	(2.0)%
Gross premiums written decreased for the three months ended September 30, 2026, primarily due to a decrease in premiums per policy in the direct and partnership channels and a decline in new writings in our direct channel as a result of lower direct performance marketing spend amid heightened competition in the marketing environment. This was partially offset by continued growth in new writings in our partnership channel compared to the same period in 2025. The decrease in gross premiums earned was primarily due to a decrease in premiums per policy, partially offset by greater policies in force compared to the same period in 2025.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE decreased due to fewer losses incurred on decreased gross premiums earned volume and favorable loss and LAE reserve development in prior accident years, stemming from lower-than-anticipated claim emergence for the three months ended September 30, 2026 compared to the same period in 2025. This decrease was partially offset by reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance.
Gross accident period loss ratio increased to 61.1% for the three months ended September 30, 2026, from 56.5% for the same period in 2025. The change in the ratio was driven by higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs and a shift in channel mix and higher claim frequency. This was partially offset by shifts in business tenure mix. We observed a low-single digit increase in accident period severity per claim and a low-single-digit increase in claim frequency for the three months ended September 30, 2026 compared to the same period in 2025 across our bodily injury, collision, and property damage coverages.
Sales and Marketing
Sales and marketing expense decreased due to lower acquisition expense driven by a $4.9 million decrease in direct performance marketing spend and a $2.1 million decrease in experimental marketing spend. This reduction reflects a continued disciplined deployment of spend to optimize efficiency in a heightened competitive marketing environment, while maintaining returns in line with our estimated targets.
Other Insurance Expense
Other insurance expense decreased primarily due to a decrease in our fixed expenses. This was primarily driven by a $15.3 million decrease in Carvana warrant expense as a result of a cumulative expense catch-up recognized in the third quarter of 2025 when the short-term warrants expired and the long-term warrants became probable of vesting under the old warrant structure. This was partially offset by an increase in acquisition expense primarily driven by a $3.6 million increase in commissions expense and a $1.1 million increase in partnership expenses related to the continued growth in our partnership channel, including the build-out and appointment of independent agents. We also experienced a $2.9 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance.
General and Administrative
General and administrative expense decreased primarily due to a $5.9 million reduction in Personnel Costs. This decline was primarily comprised of a decrease in performance-based restricted stock unit compensation expense resulting from changes in the probability of achieving growth-related performance targets and a decrease in short-term incentive plan compensation expense due to change in expected performance achievement between periods.
Other Comprehensive (Loss) Income
Changes in Net Unrealized (Losses) Gains on Investments
Changes in net unrealized (losses) gains on investments reflected an unrealized loss for the three months ended September 30, 2026, compared to an unrealized gain in the same period in 2025. This shift is primarily due to an increase in market interest rates during the period, influenced by broader macroeconomic and geopolitical uncertainties, which negatively impacted the fair value of fixed maturity securities.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table presents our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Revenues:
Net premiums earned	$1,080.0	$1,034.4	$45.6	4.4%
Net investment income	21.9	25.1	(3.2)	(12.7)%
Net realized losses on investments	(0.4)	—	(0.4)	100.0%
Fee income	60.3	58.2	2.1	3.6%
Other income	2.2	2.4	(0.2)	(8.3)%
Total revenues	1,164.0	1,120.1	43.9	3.9%
Operating expenses:
Loss and loss adjustment expenses	699.5	678.3	21.2	3.1%
Sales and marketing	84.8	129.2	(44.4)	(34.4)%
Other insurance expense	178.0	151.6	26.4	17.4%
Technology and development	46.6	39.8	6.8	17.1%
General and administrative	61.3	69.9	(8.6)	(12.3)%
Total operating expenses	1,070.2	1,068.8	1.4	0.1%
Operating income	93.8	51.3	42.5	82.8%
Interest expense	12.7	15.9	(3.2)	(20.1)%
Loss on extinguishment of debt	4.9	—	4.9	100.0%
Income before income tax expense	76.2	35.4	40.8	115.3%
Income tax expense	0.5	0.4	0.1	25.0%
Net income	75.7	35.0	40.7	116.3%
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on investments	(15.6)	5.8	(21.4)	(369.0)%
Comprehensive income	$60.1	$40.8	$19.3	47.3%
Revenue
Net Premiums Earned
Net premiums earned increased primarily due to reduced cessions of gross premiums earned to reinsurers between periods and an increase in policies in force as a result of continued growth in our partnership channel, partially offset by a decrease in premiums per policy resulting from a shift in customer and state mix.
During the nine months ended September 30, 2026 and 2025, we ceded approximately 1.3% and 5.0% of our gross premiums earned, respectively. The change in cessions between periods was primarily driven by a strategic reduction of quota share reinsurance.

The following table presents gross premiums written, ceded premiums written, net premiums written, gross premiums earned, ceded premiums earned and net premiums earned for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in millions)
Gross premiums written	$1,086.2	$1,144.2	$(58.0)	(5.1)%
Ceded premiums written	(10.8)	(41.0)	30.2	(73.7)%
Net premiums written	1,075.4	1,103.2	(27.8)	(2.5)%

Gross premiums earned	1,094.4	1,088.8	5.6	0.5%
Ceded premiums earned	(14.4)	(54.4)	40.0	(73.5)%
Net premiums earned	$1,080.0	$1,034.4	$45.6	4.4%
Gross premiums written decreased for the nine months ended September 30, 2026, primarily due to a decrease in premiums per policy in the direct and partnership channels and a decline in new writings in our direct channel. Lower direct channel new writings reflected lower direct performance marketing spend amid heightened competition in the marketing environment and slower growth during the tax refund season in 2026, compared to 2025, which benefited from a pull-forward of demand driven by concerns around tariff policy. This was partially offset by continued growth in new writings in our partnership channel compared to the same period in 2025. The increase in gross premiums earned was primarily due to greater policies in force, partially offset by a decrease in premiums per policy compared to the same period in 2025.
Net Investment Income
Net investment income decreased primarily due to a $4.4 million impairment loss recognized on an equity investment. The impairment loss included the reversal of $3.8 million of previously recognized unrealized gains, and the initial cash investment of $0.6 million. This was partially offset by a $1.3 million increase in investment income reflecting a shift in investment mix.
Operating Expenses
Loss and Loss Adjustment Expenses
Loss and LAE increased due to additional losses incurred on increased gross premiums earned volume and reduced cessions of losses to reinsurers driven by a strategic reduction of quota share reinsurance for the nine months ended September 30, 2026 compared to the same period in 2025. This volume-driven increase was partially offset by a reduction of loss and LAE reserves on prior periods due to lower than expected reported activity and the identification of additional subrogation opportunities resulting from model improvements.
Gross accident period loss ratio increased to 59.7% for the nine months ended September 30, 2026, from 56.2% for the same period in 2025. The change in the ratio was driven by a shift in channel mix and higher loss costs as a result of increased severity per claim due to higher vehicle repair and medical costs. This was partially offset by shifts in business tenure mix and favorable weather-related losses. We observed a mid-single digit increase in accident period severity per claim, while claim frequency remained relatively consistent for the nine months ended September 30, 2026 compared to the same period in 2025 across our bodily injury, collision, and property damage coverages.
Sales and Marketing
Sales and marketing expense decreased due to lower acquisition expense driven by a $40.3 million decrease in direct performance marketing spend. This reduction reflects a continued disciplined deployment of spend to optimize efficiency in a heightened competitive marketing environment, while maintaining returns in line with our estimated targets. The decrease was also influenced by slower new writing growth during the tax refund season in 2026, compared to 2025, which benefited from a pull-forward of demand driven by concerns around tariff policy.
Other Insurance Expense
Other insurance expense increased primarily due to an increase in our acquisition expenses. This was driven by a $21.7 million increase in commission expense and a $4.3 million increase in partnership expenses related to the continued growth in our partnership channel, including the build-out and appointment of independent agents. We also experienced an $11.7 million decrease in net ceding commission contra-expense as a result of a decline in ceded premiums written, largely attributable to a strategic reduction of quota share reinsurance. The increase in acquisition expenses was partially offset by a decrease in fixed expenses, primarily due to an $11.8 million decrease in Carvana warrant expense as a result of a cumulative expense catch-up recognized in the third quarter of 2025 when the short-term warrants expired and the long-term warrants became probable of vesting under the old warrant structure.
Technology and Development
Technology and development expense increased primarily due to a $5.6 million increase in Personnel Costs, driven by increased headcount which reflects a continued investment in our product delivery teams and technology.
General and Administrative
General and administrative expense decreased primarily due to a $10.5 million reduction in Personnel Costs. This decline was primarily comprised of a decrease in short-term incentive plan compensation expense due to change in expected performance achievement between periods and a decrease in performance-based restricted stock unit compensation expense resulting from changes in the probability of achieving growth-related performance targets.
Non-Operating Expenses
Loss on Extinguishment of Debt
Loss on extinguishment of debt was due to unamortized debt discount and issuance costs, and prepayment premium being expensed as a result of the repayment of our Amended Term Loan in full in the second quarter of 2026.
Other Comprehensive (Loss) Income
Changes in Net Unrealized (Losses) Gains on Investments
Changes in net unrealized (losses) gains on investments reflected an unrealized loss for the nine months ended September 30, 2026, compared to an unrealized gain in the same period in 2025. This shift is primarily due to an increase in market interest rates during the period, influenced by broader macroeconomic and geopolitical uncertainties, which negatively impacted the fair value of fixed maturity securities.

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
The following table provides a reconciliation of total revenue to direct contribution for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Total revenue	$381.3	$387.8	$1,164.0	$1,120.1
Loss and loss adjustment expenses	(233.4)	(239.4)	(699.5)	(678.3)
Other insurance expense	(60.2)	(67.0)	(178.0)	(151.6)
Gross profit	87.7	81.4	286.5	290.2
Net investment income	(8.2)	(7.0)	(21.9)	(25.1)
Net realized losses on investments	0.5	—	0.4	—
Adjustments from other insurance expense(1)	38.3	50.1	113.9	101.8
Ceded premiums earned	3.2	13.0	14.4	54.4
Ceded loss and loss adjustment expenses	(1.4)	(7.0)	(6.5)	(26.6)
Net ceding commission and other(2)	(0.2)	(3.1)	(2.4)	(14.4)
Direct contribution	$119.9	$127.4	$384.4	$380.3
______________
(1) Adjustments from other insurance expense consists of acquisition expenses, including report costs and commission expenses related to our partnership channel of $32.3 million and $97.0 million for the three and nine months ended September 30, 2026, respectively, and $28.5 million and $73.2 million for the three and nine months ended September 30, 2025, respectively. Adjustments from other insurance expense also consists of fixed expenses, including warrant compensation expense related to policies originating through the Integrated Platform, Personnel Costs, Overhead, licenses, professional fees and other of $6.0 million and $16.9 million for the three and nine months ended September 30, 2026, respectively, and $21.6 million and $28.7 million for the three and nine months ended September 30, 2025, respectively.
(2) Net ceding commission and other is comprised of ceding commission received in connection with reinsurance ceded, amortization of excess ceding commission, and other impacts of reinsurance ceded.

Adjusted EBITDA
For the definition of adjusted EBITDA and why management believes this measure provides useful information to investors, see “—Key Performance Indicators.”
The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Net income (loss)	$14.4	$(5.4)	$75.7	$35.0
Adjustments:
Interest expense	3.6	5.1	12.2	15.4
Income tax expense	0.1	0.4	0.5	0.4
Depreciation and amortization	4.6	4.7	10.4	8.6
Share-based compensation	8.9	11.6	24.9	26.4
Loss on extinguishment of debt	—	—	4.9	—
Warrant compensation expense	1.9	17.2	5.4	17.2
Restructuring costs(1)	—	—	—	0.1
Other	—	0.1	0.1	0.1
Adjusted EBITDA	$33.5	$33.7	$134.1	$103.2
______________
(1) Restructuring costs consist of real estate exit costs which include depreciation and amortization of zero for the three and nine months ended September 30, 2026 and zero and $0.1 million for the three and nine months ended September 30, 2025, respectively.
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
Regulatory Considerations
We are organized as a holding company, but our primary operations are conducted by four of our wholly-owned insurance subsidiaries, Root Insurance Company, Root Property & Casualty Insurance Company, and Root Select Insurance Company, all three of which are Ohio-domiciled insurance companies, and Root Florida Insurance Company, a Florida-domiciled insurance company. The payment of dividends by our insurance subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the State of Ohio and the State of Florida. Our domestic insurance subsidiaries are limited on the amount of dividends that can be paid without approval of the applicable superintendent, commissioner and/or director. During the nine months ended September 30, 2026, the Ohio Department of Insurance approved two extraordinary dividends for Root Insurance Company and one extraordinary dividend for Root Property & Casualty Insurance Company. As a result, over that period, Root Insurance Company and Root Property & Casualty Insurance Company each paid $15.0 million to Caret Holdings, Inc., its parent company.
If our insurance subsidiaries’ business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. To comply with these regulations, we may be required to maintain capital in the insurance subsidiaries that we would otherwise invest in our growth and operations. As of September 30, 2026, our insurance subsidiaries maintained a risk-based capital level that is in excess of an amount that would require any corrective actions on our part.
Our wholly-owned, Cayman Islands-based reinsurance subsidiary, Root Reinsurance Company, Ltd., or Root Re, maintains a Class B(iii) insurer license under the Cayman Islands Monetary Authority, or CIMA. At September 30, 2026, Root Re was subject to compliance with certain capital levels and a net premiums earned to capital ratio up to 15:1, which we maintained as of September 30, 2026. The capital ratio can fluctuate at Root Re’s election, subject to regulatory approval. Root Re’s primary sources of funds are assumed insurance premiums, net investment income and capital contributions from the holding company. These funds are primarily used to pay claims and operating expenses and to purchase investments. Root Re must notify CIMA before it can pay any dividend to the holding company. During the nine months ended September 30, 2026, Root Re paid dividends of $49.0 million to Caret Holdings, Inc.
Financing Arrangements
In May 2026, we prepaid our six-year Amended Term Loan in the aggregate principal amount of $200.0 million in full. The prepayment resulted in a loss on extinguishment of debt of $4.9 million, primarily related to accelerated amortization of debt discount and issuance costs and a prepayment premium. We entered into a senior secured term loan with a principal balance of $200.0 million and a maturity date of May 4, 2029. We are required to make quarterly principal payments, which commenced on September 30, 2026, equal to approximately 0.25% of the original principal amount in each of the first two years following the closing date and 1.25% quarterly in the third year, with the unpaid balance due at maturity. Interest is variable and calculated between SOFR plus 3.0% and SOFR plus 3.75% and is payable quarterly in cash. The SOFR margin is based upon the debt-to-capital ratio which is calculated on the last day of each quarter as discussed further in Note 7, “Long-Term Debt,” in the Notes to the Condensed Consolidated Financial Statements - Unaudited.
Share Repurchases
In May 2026, we announced that our board of directors approved a share repurchase authorization of up to $75.0 million of Class A common stock, excluding transaction costs, or Repurchase Program. We may utilize various methods to effect repurchases, which could include open market purchases, privately negotiated transactions, block purchases, accelerated share repurchase agreements or a combination of methods, including pursuant to trading plans adopted under Rule 10b5-1 under the Exchange Act. The Repurchase Program does not have a set expiration date and may be modified, suspended, or discontinued at any time at the discretion of our board of directors. The timing and amount of any repurchases under the Repurchase Program will depend upon several factors, including market and business factors.
During the nine months ended September 30, 2026, we repurchased and immediately retired 0.7 million shares of our Class A common stock for an aggregate amount, including transaction costs, of $36.4 million under the Repurchase Program. As of September 30, 2026, $38.8 million remained available and authorized for repurchases.
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
Liquidity
As of September 30, 2026, we had $596.3 million in cash and cash equivalents, of which $261.6 million was held outside of regulated insurance entities. We also had restricted cash and cash equivalents of $75.3 million and $433.7 million in marketable securities.
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
Our debt covenants require us to maintain cash and cash equivalents held with the lender to be at least 25% of the outstanding principal balance of the senior secured term loan. As of September 30, 2026, we maintained $49.9 million of restricted cash and cash equivalents with the lender.
Through prudent deployment of capital, we believe we have sufficient resources, and access to additional debt and equity capital, to adequately meet our obligations as they come due.
Cash Flows
The following table summarizes our cash flow data for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$114.1	$136.4
Net cash used in investing activities	(80.0)	(59.2)
Net cash used in financing activities	(52.4)	(23.1)
Net cash provided by operating activities for the nine months ended September 30, 2026 was $114.1 million compared to $136.4 million for the nine months ended September 30, 2025. The decrease in cash provided by operating activities was due to changes in premiums not yet earned, loss and LAE reserves and premiums owed to the fronting carrier due to greater growth in policies in force in the nine months ended September 30, 2025, compared to the same period in 2026. This was partially offset by the timing of premium and reinsurance receipts and higher net income between the periods.
Net cash used in investing activities for the nine months ended September 30, 2026 was $80.0 million compared to $59.2 million for the nine months ended September 30, 2025. The increase in cash used in investing activities was primarily due to purchases of investment grade marketable securities associated with liquidity management and capital requirements for our insurance operations. This was partially offset by sales of investments primarily due to repositioning our fixed income portfolio. The repositioning is intended to enhance portfolio yield and future net investment income by reinvesting sale proceeds into higher-yielding securities.
Net cash used in financing activities for the nine months ended September 30, 2026 was $52.4 million compared to $23.1 million for the nine months ended September 30, 2025. The increase in cash used in financing activities was primarily due to the prepayment of our Amended Term Loan, largely offset by the net proceeds from issuance of the senior secured term loan to reduce our cost of capital. We also experienced an increase in cash used due to deploying excess capital toward Class A common stock repurchases and retirement.
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
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates,” in our 2025 10-K and under the heading “Notes to Condensed Consolidated Financial Statements - Unaudited” appearing in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates from those discussed in our 2025 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes, except as noted below, in the quantitative and qualitative market risk disclosures included in the 2025 10-K.
We are also exposed to interest rate risk through our senior secured term loan, which bears interest at floating rates based on changes in the SOFR. Rising interest rates could increase our cost of debt, reduce cash available for operations, and have a material adverse effect on our business and financial condition. As of September 30, 2026, a 100-basis-point increase or decrease in SOFR would not have a significant impact on our interest expense.

Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We entered into a commercial agreement with Carvana on October 1, 2021, in which the parties agreed to develop an integrated automobile insurance solution for Carvana’s online car buying platform, and we pay commissions to Carvana for insurance policies purchased by Carvana customers. The commercial agreement includes certain exclusivity rights and obligations of the parties. The commercial agreement, as amended, is set to expire on August 31, 2028. In addition, we are a party to and are pursuing commercial arrangements with other potential partners with varying levels of integration, including utilization of an embedded insurance offering. If we or our commercial counterparties, including Carvana, are unable to satisfy obligations under commercial arrangements, if we are unable to maintain effective partnership arrangements, including an embedded insurance product and our independent agent platform, if we are unable to renew or extend the term of any of our commercial agreements on terms attractive to us or at all, if we are unable to contract with additional partners to utilize these products, or if our partners experience difficulty with their businesses or if they or we are unable to attract insurance customers, that could have a material and adverse effect on our business, results of operations, financial condition and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share repurchases of our Class A common stock for the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
(in millions, except share and per share amounts)
July 1, 2026 - July 31, 2026	40,191	$58.94	40,191	$51.9
August 1, 2026 - August 31, 2026	210,281	52.81	210,281	40.8
September 1, 2026 - September 30, 2026	40,222	49.13	40,222	38.8
Total	290,694	$53.15	290,694	$38.8
______________
(1) Average price paid per share includes costs associated with the repurchases, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
(2) On May 6, 2026, we announced that our board of directors approved the Repurchase Program, pursuant to which we are authorized to repurchase up to $75.0 million of our Class A common stock, excluding transaction costs. As of September 30, 2026, $38.8 million of the originally authorized amount under the Repurchase Program remained available for future repurchases. The Repurchase Program does not have a set expiration date and may be modified, suspended, or discontinued at any time at the discretion of our board of directors.
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
Further, the senior secured loan includes covenants that require us to maintain certain levels of liquidity and restrict us from declaring or making cash dividends or other distributions and from repurchasing our common stock outside of the ordinary course of business or in excess of certain specified limits during the term of the senior secured loan.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Rule 10b5-1 Trading Arrangements
On August 14, 2026, Jonathan Allison, the Company’s Chief Administrative Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Allison’s 10b5-1 Plan provides for the potential sale of up to 51,610 shares of Class A common stock and terminates no later than November 10, 2027.
On August 18, 2026, Megan Binkley, the Company’s Chief Financial Officer, modified a 10b5-1 Plan. Ms. Binkley’s 10b5-1 Plan provides for the potential sale of up to 22,500 shares of Class A common stock and terminates no later than November 30, 2027.
On August 19, 2026, Julie Szudarek, a member of the Company’s Board of Directors, entered into a 10b5-1 Plan. Ms. Szudarek’s 10b5-1 Plan provides for the potential sale of up to 5,500 shares of Class A common stock and terminates no later than November 17, 2027.
On August 21, 2026, Alexander Timm, the Company’s Chairman of the Board and Chief Executive Officer, modified a 10b5-1 Plan. Mr. Timm’s 10b5-1 Plan provides for the potential sale of up to 107,000 shares of Class A common stock and terminates no later than November 24, 2027.

Item 6.  Exhibits.
(a)Exhibits.

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	October 30, 2020

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	August 15, 2022

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Root, Inc.	8-K	001-39658	3.1	June 8, 2026

3.4	Amended and Restated Bylaws of Root, Inc.	10-K	001-39658	3.3	February 22, 2023

3.5	Certificate of Designations of Series A Preferred Stock, filed with the Delaware Secretary of State on October 1, 2021	8-K	001-39658	3.1	October 1, 2021

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-249332	4.1	October 20, 2020

4.2	Common Stock Purchase Warrants, dated as of October 1, 2021, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	October 1, 2021

4.3	Form of Common Stock Purchase Warrant (Tranche 1), dated January 26, 2022	8-K	001-39658	4.1	January 27, 2022

4.4	First Amendment to Form of Common Stock Purchase Warrant (Tranche 1), dated October 29, 2024	10-Q	001-39658	4.5	October 30, 2024

4.5	Common Stock Purchase Warrant, dated as of August 31, 2026, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	4.1	September 1, 2026

10.1	Warrant Cancellation and Exchange Agreement, dated as of August 31, 2026, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.1	September 1, 2026

10.2§	Second Amendment to the Commercial Agreement, dated as of August 31, 2026, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.2	September 1, 2026

10.3	Second Amendment to Investment Agreement, dated as of August 31, 2026, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.3	September 1, 2026

10.4	First Amendment to the Registration Rights Agreement, dated as of August 31, 2026, by and between Root, Inc. and Carvana Group, LLC	8-K	001-39658	10.4	September 1, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
§ Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Root, Inc.

Date: November 4, 2026	By:	/s/ Alexander Timm
Alexander Timm
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Megan Binkley
Megan Binkley
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2026	By:	/s/ Ryan Forish
Ryan Forish
Chief Accounting Officer
(Principal Accounting Officer)